Form 10-K405
period 1999-12-31
EMERGE INTERACTIVE INC
filed 2000-04-03
CIK 1092605

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

(Mark One)

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No fee required] for the fiscal year ended December 31, 1999.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No fee required] for the transition period from to


                       Commission File Number: 000-2903-7

                           eMerge Interactive, Inc..
             (Exact name of registrant as specified in its charter)

               Delaware                                65-0534535
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

       10315 102nd Terrace Sebastian, Florida             32958
       (Address of principal executive offices)         (Zip Code)

              Registrant's telephone number, including area code:
                                 (561) 589-7331

          Securities registered pursuant to Section 12(b) of the Act:


      Title of Each Class:               Name of Each Exchange on which
              None.                      Registered:  None.


          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [_] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $746.1 million as of March 17, 2000, based upon the closing sale price per share of the common stock, as quoted on the Nasdaq National Market, excluding 17,959,515 shares of common stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds five percent of the common stock outstanding at March 17, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant's common stock outstanding as of March 17, 2000 was 33,031,395.

Documents incorporated by reference: Portions of eMerge Interactive, Inc. proxy statement for its 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Form 10-K.



===============================================================================
                            eMerge Interactive, Inc.

                            FORM 10-K ANNUAL REPORT
                   (For Fiscal Year Ended December 31, 1999)

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
Part I
  Item  1.  Business.............................................................................           4
  Item  2.  Properties...........................................................................          17
  Item  3.  Legal Proceedings....................................................................          17
  Item  4.  Submission Of Matters To A Vote Of Security Holders..................................          18

Part II
  Item  5.  Market For Registrant's Common Equity And Related Stockholder Matters................          18
  Item  6.  Selected Financial Data..............................................................          20
  Item  7.  Management's Discussion And Analysis Of Financial Condition And Results Of
            Operations...........................................................................          21
  Item 7A.  Quantitative And Qualitative Disclosure About Market Risk............................          36
  Item  8.  Financial Statements And Supplementary Data..........................................          36
  Item  9.  Changes In And Disagreements With Accountants On Accounting And Financial
            Disclosure...........................................................................          36

Part III
  Item 10.  Directors And Executive Officers Of The Registrant...................................          36
  Item 11.  Executive Compensation...............................................................          36
  Item 12.  Security Ownership Of Certain Beneficial Owners And Management.......................          36
  Item 13.  Certain Relationships And Related Transactions.......................................          36

Part IV
  Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K......................          37

This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding, among other things, electronic commerce strategy, acquisition and expansion strategy, development of services, use of proceeds, projected capital expenditures, the sufficiency of our liquidity and capital, development of additional revenue sources, market acceptance of the Internet, expansion into new market segments, technological advancement, ability to develop "brand" awareness and global expansion. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Report.

Our subsidiaries include STS Agriventures, Ltd. ("STS"), a Canadian corporation and Cyberstockyard, Inc. ("Cyberstockyard").

                                     PART I


ITEM 1.  BUSINESS

ITEM 1(A). GENERAL DEVELOPMENT OF THE BUSINESS

COMPANY OVERVIEW

         We are a business-to-business electronic commerce company combining content, community and transaction services to create an online marketplace for the cattle industry. We offer our products and services to cattle industry participants through our family of integrated Web sites, our proprietary information management application and our direct sales force. Our products and services are designed to create an efficient market for the purchase and sale of cattle and to improve quality and productivity in the cattle industry. Our current products and services include:

         - Livestock procurement services consisting of cattle sales and auctions;

         - Daily performance analyses of a customer's feedlot operations;

         - Comparative cattle industry analysis and feedlot operations benchmarking studies;

         -        Cattle inventory management tools; and

         -        Livestock health management and quality enhancement products.


THE ONLINE LIVESTOCK OPPORTUNITY

         We believe that the production chain of the cattle industry, which includes cattle producers, feedlots, packers and suppliers, contains inefficiencies that reduce animal health and value. These inefficiencies, which include excessive animal transportation and handling, result in additional transaction costs and reduced beef quality. Further, we believe that inadequate access to current and accurate data and a lack of integrated information management tools have limited the ability of industry participants to optimize their operating results and performance.

         Due to its functionality, scalability and accessibility, the Internet is emerging as a single destination for commerce and information related to the livestock industry. Many of the variables that affect beef quality and cattle performance can be addressed by using the Internet's open architecture, universal accessibility and ability to provide more timely and comprehensive information. We believe the Internet can create a more efficient marketplace for the exchange of cattle by directly connecting buyers and sellers and providing information related to the cattle for sale. A report by the National Association of Farm Broadcasters showed that as of February 1999, 45.5% of producers and 53.4% of feedlots used a personal computer for farm business, and 19.7% of producers and 29.1% of feedlots accessed Web sites for farm-related topics. According to a Gallup and Agricultural Publisher's Survey, it is estimated that by 2001 over 55% of large producers in the beef industry will use the Internet for primary information in the conduct of their daily business. According to Forrester Research, business-to-business electronic commerce in the United States is expected to grow from $43.0 billion in 1998 to $1.3 trillion in 2003.

THE EMERGE INTERACTIVE SOLUTION

         We offer commerce, information and technology to cattle industry participants. Our complementary products and services are designed to reduce inefficiencies throughout the cattle production chain, improve cattle quality and improve overall productivity in the cattle industry. Our current products and services include the following:

         - Cyberstockyard.com, our online cattle sales and auction services Web site, allows our customers to participate in our live cattle sales and auctions, thereby providing efficient and effective access to an inventory of cattle by directly connecting buyers and sellers of cattle. We believe a less fragmented market for cattle sales may reduce the excessive handling of cattle that results from transportation and commingling during transactions, thereby reducing animal stress, which can lead to improved cattle quality. In addition, by reducing the need for multiple transactions, we seek to lower overall transaction costs associated with cattle sales.

         - The Feedlot Information System, our cattle information management product, is designed to assist in the effective daily management of our customers' cattle operations. Using our proprietary information management application, subscribing feedlot customers transmit raw operating data to us on a daily basis over the Internet. We then use each subscribing customer's raw data to compile customer-specific information and performance data and analyses, such as feed consumption data, feed-to-gain ratios and a comprehensive summary of health results, which we disseminate daily to that customer over the Internet.

         - PCC-online.com, our Professional Cattle Consultants service, is designed to provide our customers with national, regional and customer-specific industry analysis services that are derived from our proprietary centralized database of cattle industry information. This information has been compiled from over 90 different feedlots over the last 26 years. These services include feed performance benchmarking services and monthly market analysis that we provide to subscribing customers on a periodic basis. PCC-online.com enables our feedlot customers to compare the performance of their feedlot to the average performance of other feedlots in our database.

         - NutriCharge, our therapeutic product for livestock, is a restorative feed supplement designed to reduce the effects of stress on the animals caused by transportation, handling and commingling. We sell our NutriCharge product over our Web sites and through our direct sales force.

         Our customers can access our family of integrated Web sites through our platform site, CattleInfoNet.com. This industry-specific Web site features general industry information, such as current industry news, links to commodities pricing and weather updates, as well as personalized information based upon customers' individual preferences and geographic location. CattleInfoNet.com also provides customers with an online community to facilitate the exchange of information among livestock producers, feedlots and packers and to provide access to our in-house cattle industry experts.

         We were incorporated in 1994 as a subsidiary of XL Vision, Inc. to develop and commercialize infrared technology applications. XL Vision is a private company that provides strategic, technical and business support to create technology companies. Our initial focus was on the transportation market in which we sold our navigational infrared imaging system, the AMIRIS system. The AMIRIS system uses infrared technology to create an image based on small differences in the temperatures of the objects being viewed, such as an iceberg in water. In 1997, we expanded our infrared applications to the animal sciences industry with the development of an equine imaging system to detect health problems. The equine imaging system enables veterinarians to visualize small differences in the surface temperature of horses, and therefore identify heat, a common sign of inflammation associated with injury at early stages.

         To expand our product base, in July 1998, we licensed a portfolio of patents from a division of the Canadian government relating to the application of infrared technology to the animal science field and a restorative feed supplement called NutriCharge. Under this agreement, we will begin paying royalties based on a percentage of sales beginning on July 29, 2000.

         In order to focus on the cattle industry, we discontinued production of the AMIRIS system. In January 1999, we entered into a license agreement with

Sperry Marine, Inc., a subsidiary of Litton Industries, Inc., which granted them the right to become the sole producer of the AMIRIS system. In connection with this license, we will receive a royalty of 8% of sales of the AMIRIS system up to a maximum royalty of $4.3 million over a four-year period or up to a maximum royalty of $5.0 million if $4.3 million is not received within four years. Upon receipt of the maximum amount, we will transfer all rights, title and interest to the licensed intellectual property to Sperry. To date, we have not received any royalties from this license. Results from this line of business and the related loss on disposal have been segregated from continuing operations and included in discontinued operations in our financial statements.

         In February 1999, we purchased substantially all of the assets of CIN, LLC, a company which collected, analyzed and distributed information for use in animal food sciences markets, for an aggregate purchase price of approximately $2.3 million. The purchase price consisted of 750,000 shares of our class A common stock valued at $720,000, the assumption of $812,000 of liabilities, a cash payment of $358,000, an agreement to pay the first $350,000 from Internet sales of third-party products over the Web site and transaction costs of $57,000.

         In March 1999, we purchased all of the outstanding stock of Cyberstockyard, Inc., a company selling cattle and other products through auction software over the Internet for approximately $542,000. The purchase price consisted of 250,000 shares of our class A common stock valued at $450,000, the assumption of $90,000 of liabilities and transaction costs of $2,000.

         In May 1999, we purchased substantially all of the assets of Professional Cattle Consultants, L.L.C. for an aggregate purchase price of approximately $1.8 million. The purchase price consisted of $1.8 million of cash, the assumption of $3,000 of liabilities and transaction costs of $25,000. The primary asset of Professional Cattle Consultants, L.L.C. was a proprietary database of cattle and market information and analysis. For the past 26 years, Professional Cattle Consultants, L.L.C. has collected a variety of performance and other data from its subscribers' feedlot operations and provided subscribers with periodic analyses of certain performance characteristics of their feedlot operations and comparative analysis related to the performance of feedlots within their regions.

         In August 1999, we entered into an agreement to acquire 19% of the common stock of Turnkey Computer Systems, Inc., a provider of administrative/accounting legacy systems to feedlots, for an aggregate purchase price of $1.8 million. The purchase price consisted of 62,500 shares of our class A common stock, which is subject to redemption, $1.4 million of cash and $23,000 of transaction costs. In connection with this investment, we obtained the exclusive right to provide cattle sales and auction services and feed sales services to customers of Turnkey through Turnkey's system. This right will expire in August 2019. If we reach a specified level of revenue per feedlot and that feedlot is a customer of Turnkey, we will pay a fee to Turnkey.

ITEM 1(B). FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information for the Company's two operating segments for the three year period ended December 31, 1999, is contained in Note 11 to the Consolidated Financial Statements on page F-23.

ITEM 1(C).  NARRATIVE DESCRIPTION OF BUSINESS

INDUSTRY BACKGROUND

BEEF INDUSTRY

         According to the National Cattlemen's Beef Association, or NCBA, the cattle industry is the largest single segment of the American agricultural economy. The U.S. Department of Agriculture reports that sales of cattle accounted for approximately $34 billion in 1998. On an annual basis, the U.S. beef production industry spends over $6 billion for feed and, based on our estimates, approximately $600 million for medication. At the retail level, the cattle industry generates over $51 billion in sales of beef. Furthermore, the NCBA estimates that worldwide cattle production is three times greater than U.S. production.

INDUSTRY PARTICIPANTS

         The U.S. beef production chain can be classified into three primary segments: producers, feedlots, and packers.

         PRODUCERS

         According to the NCBA, there are approximately one million producers comprised of ranchers and small farm owners who breed and raise cattle. Most of the producers are independently owned and are dispersed throughout the United States. Each year these producers market approximately 35 million head of cattle that are eventually harvested for food, of which approximately 27 million are processed through feedlots. These cattle, raised for 12-18 months in an average herd size of approximately 35 head, are often located in different geographic regions, aggregated into larger herds and then sold to centralized feedlots to increase their weight and value.

         FEEDLOTS

          Feedlots typically purchase cattle weighing 300 to 900 pounds and manage the health and growth of the cattle for a period of 110 to 250 days. We estimate that during this time, each animal is fed on average 20-30 lbs. of grain per day. There are approximately 700 major feedlot operations concentrated in 10 Midwestern states. These feedlots can manage from 4,000 to 115,000 head of cattle at any given time. After reaching a weight of approximately 900 to 1,400 pounds, the animal is typically sold to a packer for harvesting.

         PACKERS

         Packers usually hold the cattle for 2 to 24 hours before harvesting and fabricating them for sale and eventual consumption. In addition to processing beef, packers inspect beef for cleanliness in preparation for quality grading. There are currently 64 major beef packing operations in the United States, which in total process approximately 35 million head of cattle into roughly 25 billion pounds of beef annually. Approximately 82% of the beef processed in the United States is processed by beef packing operations owned by IBP, Inc., Cargill, ConAgra, Inc., and Farmland Industries, Inc

LIMITATIONS OF THE CURRENT SYSTEM

         The current cattle production chain contains a number of inefficiencies that reduce livestock quality and increase cost. These inefficiencies include multiple transaction costs, exposure to stress and disease, and the loss of important feeding and medication information.

INEFFICIENCIES IN THE CATTLE SALES PROCESS CREATE TRANSACTION COSTS

         As cattle move through the beef production chain, from an individual producer's ranch to a feedlot to a meat packing facility, the cattle may be bought, sold and transported three or four times. Due to the highly fragmented nature of the cattle producer segment, the majority of cattle are sold through traditional livestock sales and auctions, which bring together regional buyers and sellers. The cattle are then sold either directly to feedlots or sold once again to larger buyers and then onto feedlots. Typically, cattle sales and auctions are hosted at sale barns, where livestock brokers act as agents in the buying and selling of animals. The livestock broker is paid a fee or commission each time an individual lot of cattle is bought or sold. As a result of the geographic dispersion of producers and sale barns, buyers often purchase cattle from livestock brokers without having the opportunity to visually survey the cattle. In addition, this current method of exchange does not facilitate easy access to real-time price information or a geographically broad marketplace for the product.

REPETITIVE TRANSPORTATION CREATES ANIMAL STRESS, REDUCING BEEF QUALITY AND PROFITABILITY

         The combination of the method of exchange used in traditional cattle sales and auctions and the fragmentation of the producer segment of the industry results in the repetitive transportation and handling of cattle. As cattle are moved from one environment to another throughout the production chain, they are commingled multiple times and can be exposed to contagious diseases. In addition, the transportation, handling and commingling of cattle often results in a predictable stress response, which may cause significant health deterioration. However, because there is currently no convenient or cost-effective method available to measure an animal's stress level, stress is not assessed today as a meaningful measure of health. Stress and exposure to disease often result in sub-optimal performance at the feedlot and reduced beef quality. A study conducted by researchers at Texas A&M University estimated that sick animals yield approximately $80 per head less than comparable healthy animals, which represents a significant loss based on the average value cited by the U.S. Department of Agriculture of $600 per head.

THE LACK OF CURRENT AND ACCURATE INFORMATION IMPACTS ANIMAL PERFORMANCE

         We believe that industry participants generally collect and analyze information on cattle that go through the beef production process inconsistently and in a manual and time-consuming manner. Due to the nature of data collection and dissemination, cattle industry participants are unable to exchange critical information in an efficient and timely manner to optimize performance and beef quality. We believe that businesses in the cattle industry have not maximized the use of information to effectively address health, quality and performance issues.

         PRODUCERS

         Cattle producers typically do not receive data related to the weight of their animals upon arrival to and departure from feedlots or the quality grades of their animals, making herd management difficult. Animal-specific health and medication information is generally not passed on to subsequent buyers at or prior to the feedlot, which may result in unnecessary additional medication.

         FEEDLOTS

         Feedlots are the primary source of information currently used in livestock management. As a general practice, information is collected manually on a daily basis and subsequently entered into multiple information systems that are typically not integrated. Given the time-intensive nature of aggregating data under the current process, it is difficult to collect, analyze and interpret this data in a meaningful way. Historically, feedlots collect and share industry-wide information for benchmarking and performance purposes by submitting reports to data warehouse services that aggregate and disseminate the combined results in monthly reports. Although these data warehouse services are valuable as general strategic and analytical tools, because of the delay in disseminating the information, they are less effective for daily cattle management decisions, such as decisions relating to feed and medication.

         PACKERS

         Packers, at the end of the cattle production chain, collect critical carcass and quality information such as weight, dimension, yield and meat quality grade after the animal is harvested. However, in 1997, only 47.5% of cattle harvested were purchased based on these measures. Therefore, feedlots receive carcass and quality data on less than half of harvested cattle. The remaining harvested cattle are sold to packers based strictly on live weight, and consequently very little health and quality data is provided to feedlots or producers on these cattle.

         We believe improved information flow between and within the three main groups of industry participants can significantly enhance product quality. There is currently no network or method for compiling and communicating information rapidly throughout all stages of the cattle production chain. Product performance information gathered by packers and feedlots will help refine and improve handling practices earlier in the production chain. Information relating to an animal's medical history will minimize redundant medication. In addition, we believe that information about an animal's genealogy disseminated by producers and feedlots will enable more accurate differentiation among breeds of cattle at the packer level and a more easily implemented quality branding strategy at the retail level. Finally, information linking handling, feeding and medication techniques and the ensuing performance results, gathered and disseminated on a daily basis by feedlots, can help the entire segment rapidly adopt best practices.

OUR PRODUCTS AND SERVICES

         Our products and services can be accessed through our integrated Web sites. These sites include:

         - CattleInfoNet.com, the platform from which our customers can access our comprehensive product and services offerings;

         -        Cyberstockyard.com, our online cattle sales and auction site;
                  and

         - PCC-online.com, our cattle industry-specific information Web site.

In addition, through our Feedlot Information System, we provide our feedlot customers with daily analyses of their feedlot operations as well as information management products and services.

                             THE EMERGE MARKETPLACE

                               CATTLEINFONET.COM

                              - Industry news
                              - Regional weather
                              - Links to commodity pricing
                              - Expert corner

                             - Reports online
                             - Links to industry information

ONLINE MARKETPLACE           MANAGEMENT INFORMATION SOLUTIONS
Cyberstockyard.com           Feedlot Information System
- Cattle sales               - Feedlot specific content
- Cattle auctions            - Daily performance data
- Order fulfillment          - Web-enabled with graphical user interface
                             - Analytical services
eMerge Online Store
- eMerge branded products    Professional Cattle Consultants
                             - Regional feedlot benchmarking data
                             Specialized Database Services

CATTLEINFONET.COM

         CattleInfoNet.com is our industry-specific Web site that serves as the platform from which participants in the cattle industry can access our comprehensive product and service offerings. This site features content to facilitate cattle management, including industry news, weather and links to commodities pricing. Also, through this site, our customers can access Cyberstockyard.com to purchase or sell cattle, and PCC-online.com, our information resource and database. In addition, our customers can use this Web site to purchase our NutriCharge product.

ONLINE MARKETPLACE

         Cyberstockyard.com is our cattle sales and auction service Web site. Through Cyberstockyard.com, our customers utilize our online listing of cattle to obtain access to inventory and market pricing from various buyers and sellers located throughout the United States in an efficient and effective manner. In addition, our customers can access scheduled online video cattle auctions. We transmit inventory lists with detailed product descriptions to our customers by both e-mail and facsimile and periodically post schedules for live video auctions on the Web site.

         CATTLE SALES

         We have developed a detailed posting and transaction process to ensure that adequate information is provided to the purchaser prior to the transaction. We verify the identity of a purchaser through use of a secure password system and verify credit-worthiness of each participant prior to enabling access to our system. Our expert livestock brokers in the field certify all cattle offered for sale through Cyberstockyard.com. We provide a detailed description of each lot of cattle, which can be accessed by a purchaser online. We update our inventory of cattle for sale daily and customers can review our full inventory listings. In addition, customers can post descriptions, quantity and pricing criteria for cattle they would like to purchase and our system will automatically search for a match. If a match is found, the customer is notified immediately online. If no match is found, the customer can choose to have our system perform a daily search for a match as new inventory is added to our system. Notification of a match is sent to the customer by email or facsimile. Our livestock brokers and online producers also have access to these postings and may respond with potential matches. After identifying particular cattle to purchase, our customers complete the transaction through e-mail or the telephone. Once cattle have been purchased, we manage the shipment logistics through our sales and customer service organization.

         CATTLE AUCTIONS

         In addition to our online cattle sales, we offer cattle for sale through our online video auctions. Although not necessary to facilitate cattle sales transactions, video is available to customers who have installed our satellite dish system. We offer a mock auction to help our customers get acquainted with the auction process. We have developed a system that allows participants to automatically bid in set increments up to a predetermined limit. Once a bid is accepted, the purchaser is notified online. Our customer service team then follows-up by telephone and e-mail with specific shipment logistics regarding the cattle.

         We believe that because online procurement results in fewer cattle shipments and less handling, transaction costs are reduced and animals arrive at their destination healthier and less stressed, thereby increasing the value of the animals. We also believe that online cattle procurement creates a medium for obtaining access to market pricing from various buyers and sellers located throughout the United States. We believe that this may eventually reduce the amount of commission fees paid by the cattle industry as a whole, and thereby reduce the cost to produce cattle. Through this comprehensive online marketplace, we also have the ability to sell products and services that are designed to improve productivity within the livestock industry. We currently offer NutriCharge through our online marketplace to help our customers reduce the effects of pre-harvest stress in their cattle.

  MANAGEMENT INFORMATION SOLUTIONS

         THE FEEDLOT INFORMATION SYSTEM

         The Feedlot Information System provides feedlot customers daily information services. This secure proprietary information management application resides on our customers' operating systems and interfaces with our centralized database over the Internet. Our system integrates information contained in their disparate legacy systems into our database daily to create relevant customer-specific analyses and graphical presentations. Customers' information is automatically integrated into our database, analyzed and available for use on the following day. The analyses created include information and performance data designed to assist in the effective daily management of a feedlot business. These analyses include:

         - Feed consumption data;

         - Feed-to-gain ratios; and

         - A comprehensive summary of health results.

         The Feedlot Information System also enables our customers to compare their performance against other regional and national feedlot data and provides useful proprietary content for business management decisions. Our customers can use our system to manage their feedlot operations on a real-time basis using numerous performance variables and individual parameters. Customers can also access data and product performance results posted by practicing veterinarians to further refine their business practices. All of our Internet applications are easily accessible from our Feedlot Information System. In addition, our staff provides valuable analysis and interpretation of the information contained in the database.

         PROFESSIONAL CATTLE CONSULTANTS

         Through PCC-online.com, our Professional Cattle Consultants service, we provide our customers access to services that are based on our confidential and proprietary database of cattle industry information. This database has been compiled over the last 26 years from over 90 different feedlots representing over 20% of the total cattle processed annually through U.S. feedlots. As part of their subscription, our customers submit information to our analysts twice per month to update our database. Each month these customers receive our Cattle Gram, a marketing report that analyzes and reports cattle market related information, and our newsletter, a feed performance report containing compiled data relating to over 100 different feed performance parameters. In our newsletter, we provide national, regional and customer-specific analyses. Customers may use a password to view these reports online or receive them via e-mail or mail.

         SPECIALIZED DATABASE SERVICES

         We offer specialized database management and Internet-based networking services that target specific customer requirements, including individual animal tracking through the entire production chain. We can also provide customized data management and formatting services designed to enable suppliers to better understand product performance in the field. Our analysts are available to assist customers in understanding how to derive the most value from the information being acquired.

STRESS MANAGEMENT PRODUCTS AND SERVICES

         As part of our comprehensive solution, we offer our proprietary NutriCharge restorative feed supplement for sale to our customers through our Web sites and direct sales force. NutriCharge is designed to reduce the effects of stress on the animals caused by transportation, handling and commingling, which can result in a loss of product quality. In addition, we offer educational materials and services to assist our customers to reduce handling of animals and therefore reduce stress.

EQUINE IMAGING SYSTEMS

         We have developed our infrared imaging thermography system and image management software for use in the equine industry. Infrared thermography is a non-invasive diagnostic imaging technique that is used to detect surface temperature differences. The camera is lightweight, portable and has a high degree of resolution and sensitivity. Our infrared camera and software allow a user to download thermal images to the user's computer to be viewed, catalogued, annotated and measured. Our system is used by veterinarians to detect heat, one of the first indicators of inflammation or injury, in horses and exotic animals.

RESEARCH AND DEVELOPMENT

         We intend to continue to devote significant time and resources to enhance our current core technology to improve our existing products, expand our product line and enter into other market segments. Approximately $1.1 million during the year ended December 31, 1998 and approximately $4.3 million for the year ended December 31, 1999 were related to research and development. As of December 31, 1999 we had 36 employees dedicated to product development. We intend to continue to invest in research and development and focus on the recruitment of experienced scientists and engineers. Our current research and development activities are primarily focused on the development of information technologies to complement our products and services for the animal sciences industry.

         We have entered into agreements for the development of technology with a division of the Canadian government as represented by the Minister of Agriculture and Agri-Food Canada. We license patents and technology related to NutriCharge and our Animal Science Tracker infrared camera, which is currently under development. This agreement also gives us and the Canadian government, through the Lacombe Research Centre, the right to collaborate with the other on any project which relates to the license. Any improvements will be owned by the Canadian government and licensed to us on an exclusive basis. Please see the section entitled Intellectual Property for a description of the license.

         We have entered into a Research Support Agreement with the Canadian government, under which we provide the Lethbridge Research Centre with one of our infrared imaging systems, analytical software, and technical support in exchange for a right of first refusal to license any resulting technology. The Canadian government may terminate this agreement at any time.

         We have entered into a cooperative research and development agreement with the USDA Agricultural Research Service and Iowa State University of Science and Technology, in which we have been granted exclusive rights and responsibilities for product development and commercialization of technology developed and patented by them for the detection of small, diluted quantities of mammalian fecal matter on animal carcasses. We will provide design and engineering expertise. When commercialized, we believe that this technology may reduce safety inspection and processing costs at packing plants while reducing e-coli contamination risks. The parties to the agreement may only terminate in the event of a breach by another party. In connection with this agreement, we have also entered into an exclusive license agreement with Iowa State University for patent rights relating to the research and development agreement. Under the license agreement, we have the right to make or have made, use, sell, offer to sell and import products using technical data and information owned by the Iowa State University Research Foundation, or ISURF. The license agreement applies to all present and future patents, patent applications and inventions relating to meat and carcass inspection technology. In exchange for the license, we paid a license fee in the amount of $10,000. We will also pay a royalty of six percent of the net sales of any licensed products. If we sublicense the technology, we will also pay ISURF 50% of any fees paid to us by the sublicensees. Currently, there are no licensed products and we have not made any royalty payments to date. The license will expire when the last of the patents covered by the license expire, unless we terminate earlier.

SALES AND MARKETING

         SALES

         Our sales organization is structured around a direct sales team and an electronic commerce sales team. We have a staff of account managers who are responsible for sales of products and services through our electronic commerce platform to feedlot and packer customers in given geographic territories. We have a staff of cattle buying representatives who, along with independent buyer representatives with whom we have entered into relationships, are responsible for obtaining inventory for livestock sales from producers. We are assembling a dedicated team to increase advertising revenue and to add third party products to our electronic commerce offering.

         MARKETING

         We seek to establish broad customer awareness of our technologies, products and services within the industries we serve. Our marketing efforts include direct advertising through trade journals and press releases coordinated by our communications and public relations firm. We also participate in professional societies and university programs and have developed strategic marketing relationships with industry professionals and academic institutions. Much of the initial interest in our products and services has been created through the extensive network of relationships we have in the cattle industry as well as through our sales organization. We are developing an international marketing effort to promote our products and services worldwide.

OUR CUSTOMERS

         Our initial customer focus is the 300 largest feedlots in the United States. These feedlots manage 20.1 million head of cattle annually, accounting for 74% of cattle processed through feedlots in the United States. Currently, we sell our products and services to approximately 130 of those feedlots, which account for approximately 30% of the total cattle harvested in the U.S. We also offer our products and services to participants throughout the cattle production chain.

CUSTOMER SERVICE

         Currently our order entry, e-commerce transactions and hardware and software support functions are conducted at our Sebastian, Florida facility. Our current field support organization is based in Meade, Kansas. We have a dedicated toll free number for customer calls, which is staffed from 8:00 a.m. to 8:00 p.m. EST.

INFRASTRUCTURE AND TECHNOLOGY INFORMATION SYSTEMS

         SYSTEM ARCHITECTURE

         Our Web sites use multiple front-end servers and a master database located at our Sebastian, Florida facility. We have implemented scalable Web site management, search, customer interaction, transaction processing and fulfillment services and systems. Our Web site and extranet provide customization, interactivity and performance required for business-to-business electronic commerce. We utilize applications for:

         -        Accepting and validating customer orders;

         -        Placing and managing orders with suppliers and manufacturers;

         -        Notifying and updating customer order status; and

         -        Management of shipment of products.

         All data communication between remotely located computers uses secure socket layer, or SSL, encryption technology. This allows the transfer of a local database from a feedlot to our main database which uses a Sun Enterprise 4500 server.

         DATA COLLECTION

         The data collection system for our Feedlot Information System gathers information from the accounting, feedbunk and hospital systems at the feedlot. This information is compared to a local database, and the changes and additions are encrypted and transmitted securely to our main database storage along with any orders that are being processed in the off-line batch mode. Once received, we add the data to our master database for statistical analysis and generate reports for individual site locations. The results are encrypted and sent back to the individual feedlots. All confirmations of placed orders are sent back to the feedlot that generated the order. Professional Cattle Consultants data is collected on a monthly basis using a variety of interfaces with feedlot software vendors. Data is transmitted electronically or by hard copy. This information is then imported into the Professional Cattle Consultants architecture where it is stored and utilized as necessary.

         DATA DISSEMINATION

         The data that is sent back to the feedlots includes video data for Cyberstockyard and daily content and statistical data for our information management products and services. This information is then stored in our local databases, which function as a backup for off-line operation. Professional Cattle Consultants provides information back to feedlots on a monthly basis either through electronic mail, a password-protected Internet site, or in hard copy form. Surveys are available only in hard copy form.

         DATA DISPLAY AT THE FEEDLOT

         Our system uses a standard browser to connect to the CattleInfoNet.com Web site. A secure login is required for full access to Cyberstockyard.com, PCC-online.com and the Feedlot Information System. When logged on, the system downloads display applets, written in Java, to the user's system to display relevant information. The user can view auction videos and bid on cattle in real-time.

INTELLECTUAL PROPERTY

         Our ability to protect and utilize our intellectual property rights is important to our continued success. We have filed applications to register Cyberstockyard and NutriCharge as trademarks of eMerge Interactive with the U.S. Patent and Trademark Office. We currently have three patent applications that are pending before the U.S. Patent and Trademark Office relating to:

         - Early detection of inflammation using our infrared imaging camera;

         -        Feedlot information systems and methods; and

         -        The cattle transaction process.

         The intellectual property rights to use several patents that are critical to our products and services are licensed to us by third parties. The U.S. patents and corresponding international patent applications related to our NutriCharge products and infrared animal screening methods are licensed to us by the Canadian government under a master license agreement dated July 29, 1998. The master license provides us with an exclusive worldwide license to develop and sell products and services that utilize the inventions contained in the patents. The license continues until July 2018 and may be renewed after that time unless the license is terminated by the Canadian government upon our breach of and failure to cure a fundamental term of the license agreement, our commencement of bankruptcy or insolvency proceedings, or the assignment of the license agreement without Canada's prior written consent. In exchange for the license, we must pay the Canadian government a royalty on a semi-annual basis that is calculated as a percentage of the revenues we receive from the sale of products and services related to the license. Our obligation to pay this royalty begins July 29, 2000. Under the master license, we must achieve milestones in order to maintain the master license. To date we are achieving all required milestones.

         The U.S. patents relating to technology for detecting fecal contamination on meat carcasses during and after slaughter are licensed to us by the Iowa State University Research Foundation and the USDA under a license agreement entered into August 1999. The license provides us with an exclusive worldwide license until the patents expire on a country by country basis to develop and sell products and services that utilize the inventions contained in the patents. In exchange for the license, we are obligated to pay Iowa State University a royalty on revenues we receive from the sale of products and services related to the license.

         We believe our commercial success depends on our ability to protect our proprietary technology and enforce our rights in the technology we license to other parties. We currently rely on a combination of patents, copyrights and trade secrets to protect our proprietary technology. We are not aware of any patents held by others that would prevent us from manufacturing and commercializing our technology in the United States and abroad.

         We have filed an application to register eMerge Interactive and related service marks with the U.S. Patent and Trademark Office. We have received notice from a third party claiming superior rights to these marks and indicating an intent to oppose our registration of the marks in Patent and Trademark Office proceedings as well as oppose our commercial use of the marks. We believe that we will be able to ultimately overcome any such challenge. If we are unsuccessful, however, we may be required to cease using the eMerge marks at a future date.

         PURCHASE AND LICENSE AGREEMENT

         In January 1999, we granted a license to Sperry Marine, Inc., a subsidiary of Litton Industries, Inc., to design, manufacture and assemble infrared marine systems for worldwide sale. The license is exclusive and nontransferable and applies to infrared technology that is unrelated to our products and markets. Although we have not received any royalties to date, under the agreement, we will receive a royalty of 8% of system sales up to a maximum royalty of $4.3 million over a four year period or up to a maximum royalty of $5.0 million if $4.3 million is not received within four years. Upon receipt of the maximum amount, we will transfer all rights, title and interests to the licensed intellectual property. In connection with this license agreement, we also entered into an asset purchase agreement with Sperry for the sale of assets relating to the infrared systems for approximately $1.9 million.

COMPETITION

         In the cattle sales and auction services market, we compete against traditional cattle auction services, as well as video cattle auction providers and other online cattle auction services. Currently, the majority of cattle and calf sales transactions occur through auctions held at traditional sale barns. These sale barn operations are highly fragmented and vary in size. We believe that the primary competitive factors in the cattle sales and auction services market include:

         -        Availability and quality of inventory;

         -        Pricing;

         -        Reliability of service;

         -        Efficiency;

         -        Brand awareness;

         -        Customer service; and

         -        Convenience and ease of use.

         We believe that we compete based on these factors, particularly due to our access to inventory, our focus on ensuring quality and reliability, the brand awareness developed through our comprehensive solution and the convenience and ease of use of our Web site.

         We compete against other companies in the information services segment, including established cattle and livestock information services. We also face competition from cattle industry product manufacturers who use information technology to promote the effectiveness of their products. These services are often provided in connection with the sale of products to industry participants. In addition, providers of software to feedlots also offer information services to their feedlot customers. We believe that the primary competitive factors in the information services market include:

         -        Breadth of available data;

         -        Quality of analyses;

         -        Timeliness of information;

         -        Brand recognition;

         -        Value-added consulting services; and

         -        Convenience and ease of use.

         We believe that we compete based on these factors particularly due to the size and quality of our proprietary database, the timeliness of our service offerings, the expertise of our professionals and the convenience and ease of use of our Web sites.

         Our current competitors may include large companies that have substantially greater market presence, brand-name recognition and financial resources than we do. Some of our smaller competitors may also enjoy greater recognition and close relationships within a particular community.

EMPLOYEES

         As of December 31, 1999, we employed a total of 99 persons, including 36 persons in product development and engineering, 35 persons in marketing and sales, 18 persons in production and 10 persons in administration. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.


ITEM 1(D). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
           EXPORT SALES

         The Company does not have foreign sales and does not believe geographic sales are significant to obtain an understanding of its business operations during the three year period ended December 31, 1999.

ITEM 2.  PROPERTIES

         Our corporate facilities located in Sebastian, Florida, occupy approximately 17,000 square feet. We sublease our facilities from XL Vision, which leases the entire facility from XL Realty, Inc., a subsidiary of Safeguard. We believe that the rent that we pay pursuant to our lease is consistent with the market rent for similar space in the area. Our lease terminates on January 1, 2001, at which time we have the option to renew the lease for an additional one year term. We believe that this space is adequate to support our needs for the foreseeable future.

         We also maintain offices in Meade, Kansas; Denver, Colorado; Austin, Texas; and Weatherford, Oklahoma.

ITEM 3.  LEGAL PROCEEDINGS

         We have been named as a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000 in the Queen's Bench Judicial Centre of Regina, Province of Saskatchewan, Canada. The complaint alleges that eMerge and E-Y Laboratories Inc.

were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement allegedly in violation of these agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18 million (Canadian dollars), as well as injunctive relief. Although we have not yet completed our assessment of these claims, we believe that there are a number of substantive and procedural defenses that exist and intend to defend these claims vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REREGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

         In February of 1999, eMerge Interactive issued 750,000 shares of class A common stock in connection with the acquisition of assets of CIN, LLC, at a price of $.96 per share. eMerge Interactive issued 250,000 shares of class A common stock in connection with the acquisition of 100% of the issued and outstanding stock of Cyberstockyard, Inc. on March 29, 1999, at a price of $1.80 per share. In August of 1999, eMerge Interactive issued 62,500 shares of class A common stock at $6.40 per share, for 19% of the common stock of Turnkey Computer Systems, Inc. All of such sales were made under the exemption from registration provided under Section 4(2) of the Act. The issuance to the stockholders of Cyberstockyard, Inc. was also made pursuant to Rule 504 under the Act.

         In May of 1999, we issued 1,000,000 shares of series C preferred stock to Safeguard 99 Capital L.P. and 100,000 shares to purchasers associated with Applewood Associates, L.P., now Wheatley Partners II, L.P., at a price of $5.00 per share. In November 1999, we issued 4,555,556 shares of series D preferred stock to Internet Capital Group, Inc. at a purchase price of $7.20 per share, payable in cash and a promissory note. In connection with the sale of preferred stock, we also issued to Internet Capital Group a warrant to purchase up to 1,138,889 shares of class B common stock. All of such sales were made under the exemption from registration provided under Section 4(2) of the Act. II-2 131

         Pursuant to eMerge Interactive's 1996 and 1999 Equity Compensation Plans, eMerge Interactive granted options to purchase a total of 1,415,250 shares of common stock to its employees and certain other individuals in the year ended December 31, 1999 at a weighted average exercise price of $4.96 per share. In the year ended December 31, 1999, 200,819 shares were purchased pursuant to options at an average exercise price of $.93. In granting the options and selling the underlying securities upon exercise of the options, eMerge Interactive is relying upon exemptions from registration set forth in Rule 701 and Section 4(2) of the Act

         Our common stock trades on the Nasdaq National Market under the symbol "EMRG." Prior to February 4, 2000, there was no established public trading market for any of our securities.

         The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported on the Nasdaq National Market.


                                                                        High      Low
                                                                       ------    ------
Fiscal 2000
First Quarter (from February 4, 2000 through March 17, 2000)           $70.50    $39.00

         On March 17, 2000, the last reported sale price of our common stock as reported on the Nasdaq National Market was $49.50 per share and we had 622 holders of record of our common stock.

         We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 4, 2000, we commenced an initial public offering of our common stock. The registration statement relating to this offering (File No. 333-89815) was declared effective on February 3, 2000. Adams, Harkness & Hill, Inc., First Union Securities, Inc., and FAC Equities were the managing underwriters of the offering. As part of the offering, we offered 2,806,000 shares of our class A common stock at the public offering price to shareholders of Safeguard Scientifics, Inc., one of our principal stockholders, that owned at least 100 shares of common stock of Safeguard as of October 20, 1999 and Safeguard offered 694,000 shares to its shareholders.

         The number of shares registered, the aggregate price of the offering amount registered, the amount of shares sold and the aggregate offering price of the shares sold were as follows:


        Shares of
        Common             Aggregate Price of        Amount of Shares           Aggregate Price
        Registered         Shares Registered         Sold                       of Shares Sold
        ----------         ------------------        ----------------           ---------------
        7,175,000          $107,625,000              7,175,000                  $107,625,000


         We incurred the following expenses with respect to the offering during the period from July 1998 through February 2000:


    Underwriting
     Discounts
        and
    Commissions       Management                      Underwriters'
     Expenses            Fee        Finders' Fees     Expenses          Other Expenses    Total Expenses
    ------------      ----------    -------------     -------------     --------------    --------------
     $4,587,750       $1,178,520               $0                $0         $2,000,000        $7,765,970


         In addition, we issued 500,000 shares of class A common stock at $15.00 per share in a private placement that was completed concurrently with the offering.

         The net proceeds from the offering and the private placement after deducting the foregoing discounts, commissions, management fees, finders fees and expenses were $107.4 million. We have used the proceeds for payments to related parties and Turnkey Computer Systems, Inc. and for general working capital.

         None of the foregoing expenses constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         All business activities from inception through 1996 related to the transportation segment which was disposed of in January 1999. As a result, we have not included operations data for the years ended December 31, 1994, 1995 and 1996.

         Selected consolidated financial data for the Company is set forth below for the periods indicated:



                                                               Year Ended December 31,
                                                     --------------------------------------------
                                                        (in thousands, except per share data)
                                                       1997              1998              1999
                                                     --------          --------          --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue                                              $     --          $  1,792          $ 43,783
Cost of revenue                                            --             2,623            43,517
Operating expenses:
Selling, general and administrative                       628             3,660            11,240
Research and development                                  728             1,109             4,343
                                                     --------          --------          --------
   Total operating expenses                             1,356             4,769            15,583
Interest expense/other income, net                       (141)             (332)             (288)
                                                     --------          --------          --------
Loss from continuing operations                      $ (1,497)         $ (5,932)         $(15,605)
                                                     ========          ========          ========

Loss from continuing operations per common
  share basic and diluted                            $  (3.91)         $  (1.36)         $  (3.11)
                                                     ========          ========          ========

Weighted average number of common
   shares outstanding - basic and diluted                 382             4,357             6,795
                                                     ========          ========          ========



         The following table summarizes our balance sheet data for the periods indicated:



                                                                            December 31,
                                              -----------------------------------------------------------------------
                                                 1995         1996         1997        1998         1999         1999
                                              -------      -------      -------      ------      -------     --------
                                                                     (in thousands)                         Pro forma
                                                                                                           (Unaudited)

CONSOLIDATED BALANCE SHEET DATA:
Cash                                          $    --      $     2      $    --      $   --      $12,316     $107,673
Total assets                                        6          260        2,165       6,602       25,762      120,671
Total indebtedness                              1,747        3,636        8,040       5,572       13,260          460
Total stockholders' equity (deficit)           (1,742)      (3,457)      (6,875)          3        8,891      117,006


         The unaudited pro forma consolidated balance sheet data give effect to:

         - The sale of 7,175,000 shares of class A common stock in our initial public offering;

         - The issuance of 500,000 shares of class A common stock in a concurrent private placement;

         - The automatic conversion of all outstanding shares of series A, series B, series C and series D preferred stock into shares of our common stock concurrent with the offering;

         - The termination of the redemption right relating to 62,500 shares of class A common stock, which occurs immediately prior to the consummation of the offering;

         - The repayment of $1.6 million of principal and interest owed to XL Vision as of December 31, 1999

         - The repayment of $10.3 million of principal and interest owed to Safeguard as of December 31, 1999.

         - The repayment of a $900,000 note payable to Turnkey Computer Systems, Inc., as of December 31, 1999.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included elsewhere in this document and which are deemed to be incorporated into this section. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those set forth under and included in other portions of this document.

REVENUE RECOGNITION

         We recognize revenue in accordance with the terms of the sale or contract, generally as products are shipped or services are provided. In cattle sales transactions we act as principal when purchasing cattle from suppliers and reselling them to customers. We take title when the supplier delivers the cattle to us, arrange for shipment to our customer, and own as inventory until delivered to and accepted by the buyer, typically a 24 to 48 hour period. We are responsible for the resale of the cattle, bear all risk associated with the cattle until resold, and bear the credit risk until full payment is received from our customers. We recognize revenue when cattle are shipped to the customer equal to the purchase price paid by the customer. Gross profit on cattle sale transactions is determined by the mark-up that we add to the price that we pay to purchase the cattle. Revenue from the sale of livestock health management and quality enhancement products, equine imaging cameras and NutriCharge, is recognized on shipment to the customer. Revenue from our information management products is recognized in the period in which the information or analysis is delivered to the customer, normally on a monthly basis.

ACQUISITIONS

         In February 1999, we purchased substantially all of the tangible and intangible assets of CIN, LLC for an aggregate purchase price of approximately $2.3 million. These assets included the Feedlot Information System, a proprietary, patent pending, information system for cattle feedlots. In addition, we acquired tangible assets including computers and office equipment and furnishings, which we are currently utilizing. The purchase price for the assets consisted of 750,000 shares of our class A common stock valued at $720,000, the assumption of $812,000 of liabilities, a cash payment due in October 1999 of $358,000, and an agreement to pay the first $350,000 from Internet sales of third-party products over the Web site and transaction costs of $57,000.

         In March 1999, we acquired 100% of the common stock of Cyberstockyard, Inc. for approximately $542,000. The purchase price consisted of 200,000 shares of our class A common stock valued at $450,000, the assumption of $90,000 of liabilities and transaction costs of $2,000. Through this acquisition, we obtained Cyberstockyard.com, our online cattle sales and auction services, and related software applications. Cyberstockyard.com has been integrated into our suite of products and services. During the three months ended June 30, 1999, we began executing cattle sales utilizing Cyberstockyard.com.

         In May 1999, we purchased substantially all of the tangible and intangible assets of Professional Cattle Consultants, L.L.C., a leading cattle industry information resource and database for approximately $1.8 million. The purchase price consisted of $1.8 million in cash, the assumption of approximately $3,000 in liabilities and transaction costs of $25,000. In June 1999, we began selling comparative analysis and market information for the feedlot industry with the assets acquired from Professional Cattle Consultants, L.L.C.

         Because of the significance of these acquisitions and the resulting additions to our products and services, the historical financial results are not indicative of future performance.

         We have incurred significant net losses since our inception. At December 31, 1999, we had an accumulated deficit of $32.4 million. The net losses and accumulated deficit resulted from our lack of substantial revenues, the costs of the significant personnel infrastructure and other costs incurred for the development and marketing of our initial products. We may never achieve significant revenue or profitability, or if we achieve significant revenue or profitability they may not be sustained.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenue increased from $1.8 million for the year ended December 31, 1998 to $43.8 million for the year ended December 31, 1999. Revenue from cattle sales increased to $42.3 million for the year ended December 31,1999. There was no revenue from cattle sales in 1998. Revenue from animal science products decreased by 17% from $1.8 million for the year ended December 31, 1998 to $1.5 million for the year ended December 31, 1999. This decrease is due primarily to lower revenue from sales of our equine imaging system due primarily to a decline in units sold. Increased sales of NutriCharge and the sale of subscriptions to our comparative feedlot analysis and market information service partially offset the decline in revenue from equine camera sales.

         Cost of revenue consists primarily of the direct cost to acquire cattle, NutriCharge and equine imaging systems components and indirect manufacturing overhead costs such as support personnel, facilities costs, supplies and depreciation, which were primarily associated with the production of the equine imaging system. Direct costs attributed to cattle sales were $41.7 million for the year ended December 31, 1999. There were no direct costs from cattle sales in 1998. Direct costs attributed to animal science products decreased by 38% from $901,000 for the year ended December 31, 1998 to $558,000 for the year ended December 31, 1999. This decrease is due principally to the decline in unit sales of equine imaging systems. We generated a gross loss of $831,000 for the year ended December 31, 1998 and a gross profit of $266,000 for the year ended December 31, 1999. The change from a gross loss to a gross profit is due primarily to the increase in revenue, while cost of goods, principally manufacturing overhead, did not increase in proportion to the increase in revenue.

         Selling, general and administrative expenses increased 202% from $3.7 million for the year ended December 31, 1998 to $11.2 million for the year ended December 31, 1999.

         Sales and marketing expenses consist primarily of salaries and related costs, commissions for sales and marketing personnel, consulting fees, travel and entertainment, advertising and trade shows. Sales and marketing expenses increased 214% from $2.2 million for the year ended December 31, 1998 to $6.9 million for the year ended December 31, 1999. The increase is due primarily to expenses associated with expanding the number of personnel from 11 people at December 31, 1998 to 35 people at December 31, 1999 and consulting, travel and advertising costs to effect our business strategy. We expect these costs to continue to increase significantly as we continue to pursue additional sales and marketing opportunities.

         Our general and administrative expenses consist primarily of salaries, bonuses and related costs for executives, amortization of intangibles and administrative and professional service fees, including administrative support fees to XL Vision and Safeguard. We have contractual service agreements with XL Vision and Safeguard Scientifics. Under an administrative services agreement dated December 15, 1997, as amended on August 17, 1999, XL Vision and Safeguard provide us with management consultation, investor relations, financial management, human resource management, legal services, insurance programs, and administrative services. We pay a fee calculated pursuant to a formula that is based on a percentage of our revenue, not to exceed $300,000 annually. The fee is not due until we achieve positive cash flow from operations. The agreement extends through December 31, 2002 and continues unless terminated by either party. As of December 31, 1999, we have not paid any amounts due to XL Vision and Safeguard under these agreements. As of December 31, 1999 we owed XL Vision and Safeguard approximately $45,000 and $56,000, respectively, under these agreements. In addition, under a direct charge administrative services agreement dated April 14, 1997, XL Vision also provides us with management services on a time and materials basis. This agreement continues on a month-to-month basis, and may be terminated at any time by either party. As of December 31, 1999, we owed XL Vision $1,635,000 under this agreement. The amounts due under these agreements will continue to accrue as we use the services.

         General and administrative expenses increased 187% from $1.5 million for the year ended December 31, 1998 to $4.3 million for the year ended December 31,1999. The increase was primarily due to increased amortization of intangibles, increased expenses associated with expanding the number of personnel from 4 people at December 31, 1998 to 10 people at December 31, 1999 and increased legal and travel expenses required to support and grow our business. We expect these expenses to continue to increase as additional personnel are hired and additional expenses are incurred to support future growth.

         Our research and development expenses consist of salaries and related costs, payments to outside consultants, material costs for prototype imaging systems and, to a lesser extent, depreciation on equipment used for development. Our expenses increased 292% from $1.1 million for the year ended December 31, 1998 to $4.3 million for the year ended December 31, 1999. This increase in expenses was primarily due to increased consulting costs, an increase in personnel, and increased spending for materials and supplies. The increase in expenses was required to integrate and expand our product lines such as our online cattle sales and auction software, Feedlot Information System software, and continued development efforts on imaging systems. We expect these costs to increase significantly as we plan to invest heavily to develop and commercialize new products, expand our offerings and adapt our technologies to new markets.

         Interest expense/other income, net decreased 13% from $332,000 for the year ended December 31, 1998 to $288,000 for the year ended December 31, 1999. This decrease was primarily due to a lower average level of borrowing accompanied by an increase in interest income.

         Due to the losses incurred, we did not have any income tax expense for the year ended December 31, 1998 or the year ended December 31, 1999. As of December 31, 1999 we had approximately $28.0 million of federal income tax loss carry forwards that can be used to offset future taxable income. Our tax loss carry forwards begin to expire in 2012 and we are not currently aware of any limitation on our ability to offset future taxable income.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Substantially all of our 1998 revenue of $1.8 million was from the sale of equine imaging systems that we began selling in March of 1998. There was no revenue from equine imaging systems sales in 1997.

         Our gross loss of $831,000 in 1998 was due primarily to a substantial increase in manufacturing overhead as we built our manufacturing infrastructure. There was no manufacturing activity related to the production of equine imaging systems in 1997.

         Selling, general and administrative expenses increased 483% from $628,000 in 1997 to $3.7 million in 1998.

         Our sales and marketing expenses increased 527% from $344,000 in 1997 to $2.2 million in 1998. The increase in these expenses was due primarily to increased staffing and related costs, advertising, travel, trade shows and consulting fees in these areas to effect our business strategy.

         Our general and administrative expenses increased 430% from $284,000 in 1997 to $1.5 million in 1998. The increase in these expenses from 1997 to 1998 was primarily due to increases in the number of personnel and related support costs to expand and grow our business and increased administrative support fees to XL Vision and Safeguard.

         Our research and development expenses increased 52% from $728,000 in 1997 to $1.1 million in 1998. This increase was driven primarily by increased staffing of research and development personnel, related costs, and depreciation of development equipment costs necessary to further develop our products.

         Interest expense/other income, net increased 135% from $141,000 in 1997 to $332,000 in 1998. This increase was primarily due to a higher average level of borrowing.

         Due to the losses incurred, we did not have any income tax expense in 1997 or 1998.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data for the quarters ended March 31, June 30, September 30, and December 31, 1998, and March 31, June 30, September 30, and December 31, 1999. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this annual report and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not necessarily indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.



                                                                            Three Months Ended
                                            -------------------------------------------------------------------------------
                                            Mar. 31,   June 30,  Sep. 30,  Dec. 31,  Mar. 31,  June 30,  Sep. 30,  Dec. 31,
                                              1998       1998      1998      1998      1999      1999      1999      1999
                                            --------   --------  --------  --------  --------  --------  --------  --------
                                                                 (in thousands, except per share amounts)

Consolidated Statements of
  Operations Data
Revenue                                     $    323   $    342  $    442  $    685  $    605  $  1,973  $ 15,761  $ 25,444
Cost of revenue                                  459        578       649       937       540     2,228    15,514    25,235
Operating expenses                               930        948     1,237     1,654     1,962     3,557     4,777     5,287
Interest expense/other income, net               (77)       (85)      (85)      (85)     (127)     (162)     (155)      155
                                            --------   --------  --------  --------  --------  --------  --------  --------
(Loss) from continuing operations           $ (1,143)  $ (1,269) $ (1,529) $ (1,991) $ (2,024) $ (3,974) $ (4,685) $ (4,923)
                                            ========   ========  ========  ========  ========  ========  ========  ========

(Loss) from continuing operations
   per common share -- basic and diluted    $  (0.35)  $  (0.39) $  (0.30) $  (0.34) $  (0.33) $  (0.58) $  (0.67) $  (1.48)
                                            ========   ========  ========  ========  ========  ========  ========  ========

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our operating and investing cash requirements principally through private equity financings and through borrowings from XL Vision and Safeguard Scientifics. As of December 31, 1999, we have raised approximately $45.6 million from the sale of our common stock and preferred stock. On November 16, 1999, we issued 4,555,556 shares of series D preferred stock and a warrant to purchase 1,138,889 shares of class B common stock to Internet Capital Group for aggregate consideration of $38.8 million. We received $18.0 million of this amount in cash on November 16, 1999 and $20.8 million in the form of a non-interest bearing note, which is due on November 16, 2000. Interest on the promissory note was imputed at 9.5%, or $2.2 million over the life of the note. At December 31, 1999, we had approximately $12.3 million in cash and indebtedness to XL Vision and its affiliates of $12.4 million. We repaid all of this outstanding debt balance in February 2000 with a portion of the cash proceeds from our Initial Public Offering.

         We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $1.7 million in 1996, $6.0 million in 1997, $8.9 million in 1998 and $15.6 million in 1999. Cash used in operating activities from inception through December 31, 1999 consisted mostly of net operating losses offset in part by increases in accrued liabilities.

         Net cash used in investing activities was $157,000 in 1996, $507,000 in 1997, $892,000 in 1998, and $1.60 million for the year ended December 31, 1999. Net cash used in investing activities in these periods consisted mostly of business acquisitions and capital expenditures.

         Net cash provided by financing activities was $1.9 million in 1996, $6.5 million in 1997, $9.8 million in 1998 and $29.5 million for the year ended December 31, 1999. Cash provided by financing activities consisted primarily of the sale of our stock and borrowings from Internet Capital Group, XL Vision and Safeguard.

         In August 1999, we entered into an agreement to acquire a 19% interest in the common stock of Turnkey Computer Systems, Inc. for a purchase price of 62,500 shares of our common stock valued at $400,000 and additional cash payments totaling $1.4 million, of which $900,000 was outstanding at December 31, 1999. We repaid all of this outstanding debt balance in February 2000 with a portion of the cash proceeds from our Initial Public Offering.

Our Recent Initial Public Offering

         On February 17, 2000, we closed on our initial public offering, which generated net proceeds of $107.4 million, and a private placement of $7.5 million. Subsequent to the offering, approximately $12.8 million of the proceeds were used to pay amounts due to related parties and Turnkey Computer Systems. The Company's cash balances as of February 29, 2000, approximated $100.0 million. We believe that the net proceeds from the offering, together with our existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 24 months under our current business plan, which may change. To the extent we are required to raise additional capital, we may need to issue additional equity securities or incur additional debt. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services. In addition, we may be unable to take advantage of business opportunities or to respond to competitive pressures. Any of these events could have a material adverse effect on our business, financial condition or results of operations.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of SFAS No. 133 is not expected to have a material impact on our results of operations, financial position or cash flows.

         In June 1999, the FASB issued SFAS No. 137, which amended the implementation date for SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

FACTORS AFFECTING OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

         In addition to the other information included in this report, the following factors should be considered while evaluating the Company and its future prospects: our business, financial condition and results of operations.

         We commenced operations in 1994 and commercially released our initial product in November 1997. Accordingly, we have only a limited operating history upon which to evaluate our business. In addition, our business strategy and revenue model have changed significantly during the past year. Prior to this change, we generated revenue primarily from the sale and licensing of our AMIRIS product, a maritime navigational thermal imaging system, which we no longer sell, and our equine imaging system, an infrared product used to detect injuries in horses, which we continue to sell. We have sold the AMIRIS product line and have changed our business strategy to focus on business-to-business Internet commerce for the livestock industry. We only recently launched our commercial Web site for our initial target market, the cattle industry, in August 1999. Our limited operating history, combined with our recent shift in business strategy, makes predicting our future results of operations difficult. Our new business model has not been tested and, accordingly, we cannot be certain that our business strategy will be successful.

         Specific uncertainties relating to our new business model include our ability to:

         - Achieve acceptance of our Web site as a marketplace for electronic commerce;

         - Expand the number of cattle producers, feedlots and packers that utilize our services;

         - Develop and upgrade our products and technologies more effectively and rapidly than our competitors; and

         -        Successfully implement our sales and marketing strategy.

         We have a history of net losses and expect to continue to incur losses for the foreseeable future. If we continue to incur losses, our business may not ultimately be financially viable.

         We have incurred significant net losses since inception. We reported a net loss of approximately $7.8 million for the year ended December 31, 1998, or 437% of total revenue, and approximately $15.6 million for the year ended December 31, 1999, or 36% of total revenue. As of December 31, 1999, we had accumulated net losses totaling approximately $32.4 million. Our operating expenses have increased significantly in each year of our operation, and we anticipate that such expenses will continue to increase over the next several years as we expand our operations. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future. To achieve profitability, we must successfully address the following risks:

         - Lack of commercial acceptance of our online cattle sales and auction services;

         - Failure to expand the number of livestock industry participants using our network;

         - Failure to obtain access to data from feedlots to adequately address the information needs of our customers;

         -        Inability to respond to competitive developments;

         -        Failure to achieve brand recognition;

         -        Failure to introduce new products and services; and

         - Failure to upgrade and enhance our technologies to accommodate expanded product and service offerings and increased customer traffic.

         If we are unable to successfully address any of these risks, our business may be harmed.

         The Internet livestock products and services market, including, in particular, the online cattle sales and auction market, is new and uncertain and our business may not develop as we anticipate.

         The Internet market for livestock products and services, including, in particular, the online cattle sales and auction market, has only recently developed, and its continued development is subject to substantial uncertainty. To date, we have not realized adequate revenues from this market to achieve profitability. We cannot be assured that this market will continue to develop as we expect, if at all. Our revenue model depends on the commercial acceptance of our Internet-based products and services. We do not know if our target customers will use the Internet as a means of purchasing products and services. Even if potential customers choose to purchase livestock products and services over the Internet, they may not choose our online services to do so. If the market for livestock products and services over the Internet does not develop as we anticipate, our business and the results of our operations will be harmed. To date, we have not achieved revenues from cattle sales and auction services over the Internet that are sufficient for us to determine whether these services will achieve commercial acceptance. Any failure to successfully gain commercial acceptance of these services would harm our business and the results of our operations.

         We recently completed significant acquisitions of businesses and technologies and we may make other business acquisitions in the future, which may be difficult to integrate into our business and may disrupt or negatively impact our business.

         We recently made, and will continue to make, investments in and acquisitions of complementary companies, technologies and assets that constitute critical aspects of our current and future business operations. If we fail to successfully integrate the operations of these companies, technologies or assets into our business, we may not be able to successfully execute our business strategy. We acquired substantially all of the assets of CIN, LLC in February 1999, and Professional Cattle Consultants, L.L.C. in May 1999. In connection with our acquisition of CIN, we hired Scott Crain, one of our key employees. We also acquired all of the issued and outstanding stock of Cyberstockyard, Inc. in March 1999. Each of these acquired businesses is critical to our current business operations and growth strategy.

         These and any future acquisitions may result in:

         - Difficulties in assimilating technologies, products, personnel and operations;

         -        Diversion of our management's attention;

         - Entering markets in which we have no or limited prior experience;

         -        Loss of key employees of acquired organizations; and

         -        Capital requirements in excess of what we anticipate.

         In the future, acquiring companies, assets or technologies may also require us to make cash payments, assume debt, incur large write-offs related to intangible assets and issue equity, which will dilute ownership interest.

         If we fail to generate sufficient cash flows in the future, we may be unable to recover the carrying amount of our intangible assets, which would harm our results of operations and financial condition.

         As a result of our recent acquisitions of companies, technologies and assets, we have recorded $6.0 million of intangible assets on our balance sheet as of December 31, 1999. If we are unable to generate sufficient cash flows that are attributable to these intangible assets, we may be unable to recover all or a portion of the carrying amount of such assets. Therefore, we may be required to reduce the value of these assets as recorded on our balance sheet. This would require us to record an expense in our statement of operations. This would also reduce our net assets and increase our losses, or reduce our profits, as the case may be. Any negative impact on our results of operations or balance sheet could reduce the price of our common stock.

         For the year ended December 31, 1999, we derived over 96% of our revenue from products and services relating to the sale of cattle. If the demand for beef declines, the demand for our products and services would likely decline, and our results of operations would be harmed.

         If we are unable to manage our growth effectively, our business may be harmed.

         We cannot assure that we will be able to effectively or successfully manage our growth. If we are unable to manage our growth effectively, our business operations would suffer. We seek to grow by increasing transaction and subscription volume, adding new products and services and by hiring additional employees. In particular, we are currently seeking to hire a Vice President of Human Relations and additional order buyers for our cattle auction and sales services. Our growth is likely to place a significant strain on our resources and systems. As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business strategy successfully and we will need to implement new and improve existing systems, procedures and controls. We will also need to expand, train and manage our workforce.

         We currently do not have an adequate corporate infrastructure to support our operations and we depend upon XL Vision and Safeguard to provide such services.

         We depend upon XL Vision and Safeguard for accounting, management and administrative resources. We are currently in the process of establishing our own corporate infrastructure. If our management team fails to manage this growth effectively, successfully establish our corporate infrastructure or if there are unanticipated costs or delays in the improvement and implementation of new and existing systems, procedures and controls, our business and financial condition may be harmed.

         If we are unable to protect our intellectual property rights, our business and competitive position will be harmed.

         Proprietary rights are important to our success and our competitive position. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark law and confidentiality agreements with third parties. We currently have three pending U.S. patent applications, which relate to (i) the early detection of inflammation using our infrared imaging camera, (ii) feedlot information systems and methods and (iii) the cattle transaction process. We also have 31 pending U.S. trademark applications relating to our corporate identity, products and services. We cannot guarantee that any of our pending patent or trademark applications will be approved. Even if they are approved, the patents or trademarks may be challenged by other parties or invalidated. Because brand recognition is an important component of our business strategy, the protection of our trademarks is critical to our success. We also depend upon patents licensed to us by the Canadian government and trade secret law to protect the proprietary nature of our NutriCharge products. In addition, we depend upon our proprietary database of industry and client information to provide our clients with our information services. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and technology or obtain access to our confidential proprietary database. Other parties may also breach confidentiality agreements and other protective contracts. We may not become aware of these breaches or have adequate remedies available. In addition, effective copyright, patent and trademark protection may be unavailable in certain countries to which we might expand our operations.

         In technology markets, there is generally frequent and substantial intellectual property litigation. We may be subject to legal proceedings and claims, including claims that we infringe third-party proprietary rights. While we are not aware of any patents, copyrights or other rights that would prevent us from manufacturing and commercializing our products or services in the United States and abroad, there can be no assurance that other parties will not assert infringement claims against us. There also can be no assurance that former employers of our present and future employees will not claim that our employees have improperly disclosed confidential or proprietary information to us. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our personnel.

         We have filed an application to register eMerge Interactive and related service marks with the U.S. Patent and Trademark Office. We have received notice from a third party claiming superior rights to these marks and indicating an intent to oppose our registration of the marks in Patent and Trademark Office proceedings as well as oppose our commercial use of the marks. If we are unsuccessful in defending any such opposition, we may be required to cease using the eMerge marks at a future date, which may cause us to change our name. A change in our name may be costly and may result in customer confusion, which could harm our business.

         We typically assume the ownership of cattle sold through our Internet cattle marketplace and are subject to the risk of loss while we hold title and market risk.

         In the sales transactions conducted through our Internet cattle sales and auction services network, we typically contract to purchase cattle from a seller, identify a buyer for the cattle, take title to the cattle from the seller and then resell the cattle to the buyer. In this process, we enter into a contract to purchase cattle in advance of entering into a contract to sell the cattle. Therefore, until we actually complete a sale transaction, we are subject to the risk that we may be unable to sell cattle that we are contractually obligated to purchase. In addition, once we purchase the cattle, we assume title to the cattle for generally up to 48 hours. As a result, we assume the risk of liability, loss and deterioration in value of the cattle during that period. Although we review the background and credit history of our customers, we cannot assure that we will receive full and timely payment in each instance. If the buyer does not accept the cattle, we may not be able to sell the cattle to other buyers on the same terms, and our profitability may be harmed. If the cattle suffer from health deterioration or weight loss while in our ownership, the purchasers may assert claims against us. Our business and financial condition may be harmed if we have to defend any claims or pay any refunds. If the cattle are destroyed while we have ownership, we may be held responsible for the loss or may be obligated to purchase additional cattle to fulfill our delivery commitments. As a result, our business may be harmed.

         We depend on our key employees for our success. The loss of any of these persons could harm our ability to compete.

         Our success depends on the continued services of the following executive officers and key employees:

         -        Charles L. Abraham;

         -        T. Michael Janney;

         -        Scott L. Mathews;

         -        Marvin L. Slosman;

         -        Arvind Subramanian;

         -        J. Tom Brink;

         -        Scott Crain, D.V.M.; and

         -        Jim Gibb, Ph.D.

         The loss of the services of any of these persons could harm our business, including our ability to compete effectively. Our performance also depends on our ability to attract, retain and motivate additional key officers and employees. We may be unable to retain our employees or to attract, assimilate and retain other qualified employees with relevant livestock and electronic commerce industry skills in the future. If we fail to attract, retain and motivate qualified employees, our business will be harmed.

         We may face costly product liability claims that could result in significant awards against us or impair our ability to market and sell our products and services.

         A successful product liability claim brought against us could harm our financial condition and reputation in the industry. We may face product liability claims in connection with our cattle sales and auction services, feedlot operations analysis, comparative cattle industry analysis and benchmarking studies, cattle inventory management tools and NutriCharge, as well as future products and services. Even if unsuccessful, a product liability claim could result in costly litigation and divert management's attention and resources. We do not maintain product liability insurance.

         We expect our quarterly operating results to fluctuate. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock could decline.

         We expect that our revenue and operating results will vary in the future as a result of a number of factors. Our quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our operating results in the future may not follow any prior trends and should not be relied as an indication of future results. The factors that affect our quarterly operating results include:

         - Our ability to retain existing customers and attract new customers;

         - Our ability to develop and market new and enhanced products and services on a timely basis;

         - The introduction of new or enhanced Web sites, products and services by us;

         -        Continued purchases by our existing customers; and

         - Future revenues from our equine imaging system, a decline in which may result in disproportionate fluctuations in our results of operations, since related manufacturing costs to a large extent remain fixed regardless of the number of units sold.

         In addition, a number of factors that are beyond our control will also affect our quarterly operating results, such as:

         -        Demand for our products and services;

         -        Product and price competition;

         - The introduction of new or enhanced Web sites, products and services by our competitors; and

         -        Significant downturns in our targeted markets.

         Our quarterly results could fluctuate as a result of seasonal fluctuations in the cattle industry.

         The cattle industry has historically experienced, and may continue to experience, seasonal fluctuations. These seasonal patterns may cause quarterly fluctuations in our operating results. In particular, a disproportionate number of cattle are sold to feedlots during the third and fourth quarters of each calendar year. Therefore, a greater number of sales transactions occur during these two calendar quarters. Due to our limited operating history and the recent changes in our business as a result of acquisitions, it is difficult to predict the effect that this seasonal pattern will have on our revenue and quarterly operating results.

         Our back-up mechanisms are unproven, and therefore are vulnerable to damage or interruption which would harm our ability to reliably service our customers.

         Our network server, satellites, computers and facilities are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, earthquakes, telecommunications failures, system failures, Internet brownouts, computer viruses, electronic break-ins and similar disruptions. We depend on these systems to provide our customers with online cattle sales and auction services, feedlot and cattle industry analyses, cattle inventory management tools and the sale of NutriCharge. During the past year, we experienced a system interruption caused by adverse weather conditions, which resulted in our system shutting down for approximately 24 hours. We may experience such an interruption in the future. Any substantial interruptions could result in the loss of data and could impair our ability to provide our products and services to customers and to generate revenues. Presently, we do not have a formal disaster recovery plan in effect. Moreover, our business interruption insurance may not be sufficient to compensate us for losses that may occur if any of our Internet-based services are interrupted.

         We intend to expand our business to international markets. The additional expenses and risks relating to our international expansion may harm our business, financial condition and results of operations.

         As part of our business strategy, we intend to expand internationally by offering our products and services in markets within North and South America, Asia/Pacific and Europe, although we have not yet completed the development of our plan for international expansion. International expansion may require significant management attention, which could negatively impact our business. We may also incur significant costs in order to enter new international markets, which could harm our results of operations. Our business would be harmed if:

         - We experience difficulty expanding as a result of foreign laws and regulations, including export and import regulations applicable to commerce conducted across borders within regions;

         - We experience difficulty in tailoring our products and services to international markets; and

         - We experience difficulty in enforcing contractual obligations and intellectual property rights in foreign countries.

         If we successfully expand into foreign markets, our international business and our results of operations could be harmed as the result of:

         -        Fluctuations in foreign exchange rates or rates of inflation;

         -        Recessions in foreign countries;

         -        Adverse U.S. and foreign tax laws; and

         -        Political and economic instability.

         If electronic commerce does not continue to grow as expected, our business, financial condition and results of operations will be harmed.

         Our long-term success depends on widespread market acceptance of the Internet and online commercial services as a medium for commerce. If the Internet commerce market does not grow or grows more slowly than anticipated, our business, financial condition and results of operations will be harmed. A number of factors could prevent such acceptance, including:

         -        The early stage of the Internet;

         - The lack of continued development of the Internet's technological infrastructure; and

         - Consumer concern about the security of electronic commerce transactions.

         If the Internet or our Web sites and systems cannot support the growth in electronic commerce, our business, financial condition and results of operations will be harmed.

         If the Internet fails to evolve to support growth in electronic commerce, our business, financial condition and results of operations will be harmed. Specifically, we would be harmed if:

         - The infrastructure of the Internet does not evolve to sufficiently support the substantial growth in usage of the Internet and therefore cannot process a growing number of transactions; and

         - The availability of telecommunication services is insufficient or telecommunication services do not evolve promptly to support real-time interactions with customers.

         If we do not continue to develop our Web sites and systems to sufficiently support growth in the demand for our services, our business will also be harmed. Specifically, we would be harmed if:

         - We fail to expand our infrastructure, including our Web sites, internet software and servers to accommodate an increased number of users; and

         - We fail to adapt our products and services to be compatible with new technology, and are therefore unable to provide our services to users of the new technology.

         We may also need to devote substantial resources to updating our Web sites and online services to support the growth of online commerce.

         Risks associated with the security of transactions and transmitting confidential information over the Internet may negatively impact our electronic commerce business.

         We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers and proprietary data, may prevent many potential customers from engaging in online transactions and may harm our business. We intend to use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a customer's information, or encryption, which transforms information into a code designed to be unreadable by third parties, to protect confidential information. In addition, despite the measures we intend to take, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If our security measures are circumvented, proprietary information could be misappropriated or our operations could be interrupted. Security breaches that result in access to confidential information could expose us to a risk of loss or liability. If we do not adequately address these concerns or face any claims in connection with a breach of security, our business, financial condition and operating results could be harmed.

         We could face liability for information retrieved from or transmitted through our Web sites, which could result in high litigation or insurance costs.

         As a publisher and distributor of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute on our Web sites. Any imposition of liability could negatively impact our reputation and result in increased insurance costs. Claims have been successfully brought against online services. Although we carry general liability insurance, our insurance may not cover claims of these types or may not be adequate to cover us for all liability that may be imposed.

         Government regulation and legal uncertainties could result in additional burdens to doing business on the Internet.

         The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws including those governing intellectual property, privacy, libel and taxation apply to the Internet. Our business, results of operations and financial condition could be harmed by the adoption or modification of laws or regulations relating to the Internet that result in the imposition of additional cost on conducting business over the Internet or impose additional restrictions on our ability to conduct our business operations.

         In 1998, the Internet Tax Freedom Act placed a three-year moratorium on state and local taxes on Internet access, except for taxes imposed prior to October 1, 1998, and on taxes that discriminate against online commerce. However, Congress may not renew this legislation in 2001 and state and local governments would be able to impose Internet-specific taxes on goods purchased electronically, in addition to taxes that are otherwise imposed on sales transactions.

         Laws and regulations that apply to Internet communications, commerce and advertising could increase the costs of communicating on the Web and adversely affect the demand for our products and services and thereby harm our business, results of operations and financial conditions. In addition, as a general matter, laws and regulations may also be adopted in the future covering e-commerce issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters, taxation and quality of products and services that may increase the cost of e-commerce. Several telecommunications carriers have asked the Federal Communications Commission to regulate telecommunications connections to the Internet, which could result in higher costs of doing business over the Internet. Legislation of these kinds could hinder growth in the use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium.

         Due to the global nature of the Internet, it is possible that governments of foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities and we may incur significant costs to comply with foreign laws. Furthermore, the European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of user information. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

         There is intense competition for Internet products and services, which could reduce our market share and harm our financial performance.

         Competition for Internet products and services and electronic commerce is intense. We expect that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. Our competitors, such as traditional cattle auction services, video cattle auction providers, online cattle auction services, cattle and livestock information services and cattle industry product manufacturers, may develop Internet products or services that are superior to, or have greater market acceptance, than our products and services. If we are unable to compete successfully against our competitors, our business, financial condition and operating results will be harmed.

         Internet Capital Group, Safeguard and XL Vision will be able to control matters requiring stockholder approval.

         The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities and Safeguard and XL Vision are affiliated entities. Internet Capital Group, Safeguard and XL Vision together have the power to vote approximately 66.4% (as of March 17, 2000) of the aggregate number of votes to which the holders of our common stock are entitled. In addition, Safeguard and Internet Capital Group are parties to a joint venture agreement under which they have agreed to use their best efforts to vote together on matters submitted to stockholders for approval. As a result, these stockholders will be able to control all matters requiring stockholder approval. Matters that typically require stockholder approval include:

         -        Election of directors;

         -        Approval of a merger or consolidation; and

         -        Approval of a sale of all or substantially all of our assets.

         Of the seven members of our board of directors, the following four directors also serve as directors and/or officers of Internet Capital Group, Safeguard or XL Vision:

         - John S. Scott, Chairman of our board of directors, is the Chief Executive Officer and the Chairman of the board of directors of XL Vision;

         - Douglas A. Alexander, a member of our board of directors, is the Managing Director of Internet Capital Group;

         - Anthony A. Ibarguen, a member of our board of directors, is a Managing Director of Internet Capital Group; and

         - John W. Poduska, Sr., Ph.D., a member of our board of directors, is a member of the board of directors of Safeguard and a member of the board of directors of XL Vision.

         In addition, Internet Capital Group has the right to elect two directors to our board, one of which has not yet been designated. Under the joint venture agreement, Safeguard and Internet Capital Group have agreed to vote for two designees of Safeguard and two designees of Internet Capital Group in all future elections of directors. Safeguard, XL Vision and Internet Capital Group will therefore have the ability to significantly influence our management.

         The sale of outstanding shares in the market by our existing stockholders in the future may adversely affect our stock price.

         If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. Based upon the 33,031,395 shares outstanding as of March 17, 2000:

         -        8,675,000 shares are freely tradeable in the public market;

         - 24,007,080 shares may be sold subject to compliance with Rule 144, of which 11,312,633 shares may be sold without restriction under Rule 144(k) if they are not held by our affiliates; and

         - 349,315 shares may be sold 90 days after February 4, 2000, subject to compliance with Rule 701.

         Although 23,131,956 of the shares described above are subject to lock-up agreements, such shares may become tradeable, subject to compliance with Rule 144 or Rule 701, beginning 180 days after February 4, 2000. In addition, as of December 31, 1999 there are options to purchase 2,769,116 shares of class A common stock outstanding that were granted under our equity compensation plans. We intend to file a registration statement on Form S-8 to register the shares issued pursuant to the exercise of options granted under our equity compensation plans. There is also a warrant to purchase 1,138,889 shares of class B common stock outstanding.

         Our common stock price is likely to be highly volatile.

         The market price of our common stock, like the market for Internet-related and technology companies in general, has been and will likely continue to be highly volatile. Any significant fluctuations in the future might result in a material decline in the market price of our common stock.

         The price at which our common stock trades is likely to be highly volatile and may fluctuate substantially due to factors such as:

         - Actual or anticipated variations in quarterly operating results;

         -        Announcements of technological innovations;

         -        Conditions or trends in the cattle industry;

         -        New sales formats of new products or services;

         - Changes in or failure by us to meet financial estimates of securities analysts;

         -        Conditions or trends in the Internet industry;

         - Announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

         -        Capital commitments;

         -        Additions or departures of key personnel; and

         -        Sales of common stock.

         In addition, the U.S. stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies, particularly Internet companies. In the past, these broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts the attention and resources of management, which could harm our business and operating results.


         Our undesignated preferred stock may deter potential acquisition bids for our business.


         Our board of directors may issue up to 15,000,000 shares of preferred stock in one or more series. The board of directors can fix the number of shares of each class and the voting rights, preferences, limitations and special rights, if any, without any further vote or action by our stockholders. The issuance of shares of preferred stock without further action by our stockholders may delay or prevent a change in control transaction. The issuance of shares of preferred stock may adversely affect your relative voting and other rights relating to your shares of common stock.

         Delaware law may deter potential bids for our business. We are subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents us from engaging in a business combination with any interested stockholder for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a business combination includes a merger or consolidation involving us and the interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. We do not intend to opt out of these anti-takeover provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We held no derivative securities as of December 31, 1999. We are exposed to changes in interest rates as a result of our borrowings from XL Vision and Safeguard, which are based on the prime lending rate. A 10% increase in interest rates related to our borrowings would not have a material effect on our result of operations over the next fiscal year or the fair value of our borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are submitted as a separate section of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We incorporate by reference the information contained under the captions "Election of Directors (Item 1 on Proxy Card)" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relative to our annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. We also incorporate by reference "Executive Officers of the Registrant" as set forth under Item 4A of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         We incorporate by reference the information contained under the captions "Executive Compensation" and "Other Forms of Compensation" in our Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We incorporate by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Directors and Officers" in our Definitive Proxy Statements relative to our annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We incorporate by reference the information contained under the caption "Certain Relationships and Related Transactions" in its Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AN REPORTS ON FORM 8-K

(a) Documents Filed with Report

     1. The Consolidated Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:

                         DESCRIPTION                                  PAGE NO.
                         -----------                                  --------
          Independent Auditors' Reports...............................  F-1
          Consolidated Balance Sheets -- December 31, 1998 and  1999..  F-2
          Consolidated Statements of Operations -- December 31, 1997
               1998 and 1999..........................................  F-3
          Consolidated Statements of Stockholders' Equity --
               December 31, 1998 and 1999.............................  F-4
          Consolidated Statements of Cash Flows.......................  F-5
          Notes to Consolidated Financial Statements..................  F-7

     2. Financial Statement Schedules: Not required or the information required to be included therein is reflected in the Financial Statements.

     3.  Exhibits

          EXHIBIT
          NUMBER    DESCRIPTION                                        REFERENCE
          -------   -----------                                        ---------
          1.1       Form of Underwriting Agreement.                        *
          1.2       Form of Standby Stock Purchase Agreement.              *
          3.1       Second Amended and Restated Certificate of
                         Incorporation of eMerge Interactive.              *
          3.2       Amended and Restated Bylaws of eMerge
                         Interactive.                                      *
          10.1      Amended and Restated 1996 Equity
                         Compensation Plan.                                *
          10.2      1999 Equity Compensation.                              *
          10.3      Master License Agreement dated July 29, 1998
                         between eMerge Interactive and Her Majesty the
                         Queen of Canada, as represented by the Minister
                         of Agriculture and Agri-Food Canada.              **
          10.4      Administrative Services Agreement dated
                         December 15, 1997 between eMerge Interactive,
                         Safeguard Scientifics, Inc. and XL Vision, Inc.,
                         as amended on August 17, 1999.                    *
          10.5      Direct Charge Administrative Services Agreement
                         dated April 15, 1997 between eMerge
                         Interactive and XL Vision, Inc.                   *
          10.6      Asset Purchase Agreement dated February 24, 1999
                         between eMerge Interactive, CIN, LLC and
                         Dr. Scott Crain.                                  *
          10.7      Stock Purchase Agreement dated March 22, 1999
                         between eMerge Interactive, Cyberstockyard, Inc.
                         and J. Scott Sanders, David Sanders, Scott
                         Calhoun and Dr. Duane Pankratz                    *
          10.8      Stockholders Agreement dated July 29, 1998 among
                         eMerge Interactive, and individuals designated
                         as the former shareholders of STS
                         Agriventures, Ltd.                                *
          10.9      Purchase Agreement dated July 29, 1998 among eMerge
                         Interactive, NutriCharge, J Technologies, LLC,
                         and the Biegert Family Irrevocable Trust.         *
          10.10     Asset Purchase Agreement dated January 15, 1999
                         between eMerge Interactive and Sperry
                         Marine, Inc.                                      *
          10.11     Purchase and License Agreement dated January 15,
                         1999 between eMerge Interactive and
                         Sperry Marine, Inc.                               *
          10.12     Asset Purchase Agreement dated May 19, 1999 between
                         eMerge Interactive and Professional Cattle
                         Consultants, L.L.C.                               *
          10.13     Letter of Agreement dated January 12, 2000 between
                         eMerge Interactive and Southern States,
                         Cooperative, Inc.                                 *
          10.14     Subscription Agreement letter for purchase of Series
                         B Junior Preferred Stock.                         *
          10.15     Preferred Stock Purchase Agreement dated April 1,
                         1999 (Series C Preferred Stock).                  *
          10.16     Common Stock Purchase Agreement dated August 16,
                         1999 between eMerge Interactive and Turnkey
                         Computer Systems, Inc.                            *
          10.17     Registration Rights Agreement dated July 18, 1997.     *
          10.18     Real Property Sublease between XL Vision and eMerge
                         Interactive, dated December 1999.                 *
          10.19     Stockholders' and Registration Rights Agreement dated
                         February 24, 1999.                                *
          10.20     Joinder and Correction to Stockholders and
                         Registration Rights Agreement dated
                         March 29, 1000.                                   *
          10.21     (a) Revolving Note dated July 21, 1999 from eMerge
                         Interactive to Safeguard Delaware, Inc.,
                         Amended Revolving Note dated August 3, 1999,      *
                    (b) Second Amended Revolving Note dated
                         October 25, 1999,                                 *
                    (c) Third Amended Revolving Note dated
                         December 6, 1999 and                              *
                    (d) Fourth Amended Revolving Note dated
                         January 31, 2000.                                 *
          10.22     Revolving Note dated January 1, 1999 from XL Vision
                         to eMerge Interactive.                            *
          10.23     Promissory Note dated August 31, 1999 from eMerge
                         Interactive to Safeguard Delaware, Inc.
                         (cancelled).                                      *
          10.24     Term note dated October 25, 1999 from eMerge
                         Interactive to Safeguard.                         *
          10.25     Promissory Note dated October 6, 1999 from eMerge
                         Interactive to Safeguard Delaware, Inc.
                         (cancelled).                                      *
          10.26     Stockholders Agreement dated July 17, 1997 and
                         Joinder to Stockholder's Agreement.               *
          10.27     Subordinated Purchase Money Note from eMerge
                         Interactive to XL Vision dated July 15, 1997.     *
          10.28     Toll Processing Agreement dated August 16, 1999
                         between eMerge Interactive and ADM Animal
                         Health & Nutrition, a division of
                         Archer-Daniels-Midland Company.                   *
          10.29     Term Note dated October 25, 1999 from eMerge
                         Interactive to Safeguard Delaware, Inc.           *
          10.30     Securities Purchase Agreement dated October 27, 1999
                         between eMerge Interactive Technologies, LLC
                         and Internet Capital Group, Inc.                  *
          10.31     Registration Rights Agreement dated October 27, 1999
                         between eMerge Interactive and Internet
                         Capital Group, Inc.                               *
          10.32     Cooperative Research and development Agreement
                         between USDA's Agricultural Research Service,
                         eMerge and Iowa State University of Science and
                         Technology concerning Methods for Detecting
                         Fecal and Ingesta Contamination on Meat dated
                         on Meat dated August 4, 1999.                     *
          10.33     Exclusive License Agreement between Iowa State
                         University Research Foundation, Inc., and
                         eMerge dated August 3, 1999.                      *
          10.34     Term Note and Pledge Agreement dated January 28, 2000
                         between eMerge and Charles Abraham.               *
          21.1      Subsidiaries of the Registrant.                        *
          27.1      Financial Data Schedule.                               **
          99.1      Form letter from eMerge Interactive, Inc. to holders
                         of more than 100 shares of Safeguard Scientifics,
                         Inc. describing the Safeguard Subscription
                         Program.                                          *
          99.2      Form of letter from Adams, Harkness & Hill, Inc. to
                         Safeguard Scientific Inc. shareholders.           *
          99.3      Form of letter from eMerge Interactive, Inc. to
                         Brokers describing the Safeguard Subscription
                         Program.                                          *
          99.4      Form of Subscription Form for Safeguard
                         Subscription Program.                             *

   * Exhibit and exhibit number incorporated by reference to Registration Statement No. 333-89815, dated February 4, 2000.

  ** Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2000
                                    eMerge Interactive, Inc.






By: /s/ Charles L. Abraham                     President Chief Executive
    --------------------------------------     Officer and Director (Principal
    Charles L. Abraham                         Executive Officer)

    /s/ T. Michael Janney                      Vice President and Chief
    --------------------------------------     Financial Officer (principal
    T. Michael Janney                          financial and accounting officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

             Name                                       Title                                      Date
             ----                                       -----                                      ----

/s/ Charles L. Abraham                      President, Chief Executive Officer                   March 31, 2000
--------------------------------------      and Director (principal
Charles L. Abraham                          executive officer)


/s/ Michael Janney                        Vice Chairman and Chief Financial                      March 31, 2000
--------------------------------------      Officer (principal financial
Michael Janney                              and accounting officer)


/s/ John S. Scott                         Chairman of the Board                                  March 31, 2000
--------------------------------------
John S. Scott


/s/ Douglas A. Alexander                  Director                                               March 31, 2000
--------------------------------------
Douglas A. Alexander


/s/ Thomas C. Lynch                       Director                                               March 31, 2000
--------------------------------------
Thomas C. Lynch


/s/ John W. Poduska                       Director                                               March 31, 2000
--------------------------------------
John W. Poduska


/s/ Anthony A. Ibarguen                   Director                                               March 31, 2000
--------------------------------------
Anthony A. Ibarguen

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
    eMerge Interactive, Inc.:


We have audited the accompanying consolidated balance sheets of eMerge Interactive, Inc. as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eMerge Interactive, Inc. at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                    /s/ KPMG LLP



Orlando, Florida
February 7, 2000, except for Note 14 which
    is as of February 17, 2000
                            eMERGE INTERACTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1999


                                                                                                                         PROFORMA
                                       ASSETS                                            1998             1999             1999
                                                                                     ------------     ------------     ------------
                                                                                                                        (UNAUDITED)
Current assets:
    Cash                                                                             $        268     $ 12,316,497     $ 12,316,497
    Trade accounts receivable, less allowance for doubtful
      accounts of $0 in 1998 and $75,000 in 1999.                                          68,421        1,144,133        1,144,133
    Inventories (note 3)                                                                  706,557        1,201,203        1,201,203
    Cattle deposits                                                                            --          473,859          473,859
    Prepaid expenses                                                                       27,837           71,078           71,078
    Net assets of discontinued operations (note 12)                                     2,285,341          297,003          297,003
    Other current assets                                                                       --          136,349          136,349
                                                                                     ------------     ------------     ------------
        Total current assets                                                            3,388,424       15,640,122       15,640,122
Property and equipment, net (note 4)                                                      513,837        1,895,754        1,895,754
Capitalized offering costs                                                                     --          447,644          447,644
Investment in Turnkey Computer Systems, Inc. (note 5)                                          --        1,822,833        1,822,833
Intangibles, net (note 6)                                                               2,699,828        5,955,360        5,955,360
                                                                                     ------------     ------------     ------------
        Total assets                                                                 $  6,602,089     $ 25,761,713       25,761,713
                                                                                     ============     ============     ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of capital lease obligation with related party (note 10)    $     79,852     $     82,320     $     82,320
    Note payable (note 5)                                                                      --          500,000          500,000
    Accounts payable                                                                      423,946        1,187,900        1,187,900
    Accrued liabilities:
      Salaries and benefits                                                               283,103          967,749          967,749
      Other                                                                               319,989          818,041          818,041
    Advance payments from customers                                                            --          222,750          222,750
    Due to related parties (note 10)                                                    5,187,334       12,053,715       12,053,715
                                                                                     ------------     ------------     ------------
        Total current liabilities                                                       6,294,224       15,832,475       15,832,475
Capital lease obligation with related party, excluding current installments
    (note 10)                                                                             305,018          224,068          224,068
Note payable (note 5)                                                                          --          400,000          400,000
                                                                                     ------------     ------------     ------------
        Total liabilities                                                               6,599,242       16,456,543       16,456,543
                                                                                     ------------     ------------     ------------
Commitments and contingencies (notes 10 and 13)

Subsequent event (note 14)

Redeemable Class A common stock, no shares issued and outstanding in 1998,
    62,500 shares issued and outstanding in 1999, no shares issued
    and outstanding pro forma (note 5)                                                         --          414,339               --
                                                                                     ------------     ------------     ------------
Stockholders' equity (notes 7, 9, 10 and 14):
    Preferred stock, $.01 par value, authorized 15,000,000 shares:
      Series A preferred stock, (aggregate involuntary liquidation preference of $7,386,314 in 1998 and $8,030,675 in 1999),
        designated 6,500,000 shares, issued and outstanding
        6,443,606 shares in 1998 and 1999; no shares issued and
        outstanding proforma                                                               64,436           64,436               --
      Series B junior preferred stock, (aggregate involuntary liquidation preference of $4,801,315 in 1998 and $5,281,316 in 1999),
        designated 2,400,000 shares, issued and outstanding
        2,400,000 shares in 1998 and 1999; no shares issued and
        outstanding proforma                                                               24,000           24,000               --
      Series C preferred stock, (aggregate liquidation preference of $0 in 1998 and $5,891,781 in 1999), designated 1,300,000 shares; issued outstanding
        -0- shares in 1998 and 1,100,000 shares in 1999; no shares issued and
        outstanding proforma                                                                   --           11,000               --
      Series D preferred stock, (aggregate liquidation preference of $0 in 1998 and $41,823,749 in 1999), designated 4,555,556 shares, issued and outstanding no shares in 1998 and 4,555,556 in 1999; no shares
        issued and outstanding proforma                                                        --           45,556               --
    Common stock, $.008 par value, authorized 100,000,000 shares:
      Class A common stock, designated 92,711,110 shares, issued and outstanding 5,845,625 shares in 1998 and 7,046,444 shares in 1999 and
        19,538,452 shares proforma                                                         46,765           56,372          156,308
      Class B common stock, designated 7,288,890 shares; no shares issued
        and outstanding in 1998 and 1999; 5,694,445 shares outstanding proforma                --               --           45,556
    Additional paid-in capital                                                         16,648,286       62,312,315       62,726,154
    Accumulated deficit                                                               (16,780,640)     (32,375,926)     (32,375,926)
    Subscription receivable from Internet Capital Group, Inc.                                  --      (21,188,320)     (21,188,320)
    Unearned compensation                                                                      --          (58,602)         (58,602)
                                                                                     ------------     ------------     ------------
        Total stockholders' equity                                                          2,847        8,890,831        9,305,170
                                                                                     ------------     ------------     ------------
        Total liabilities and stockholders' equity                                   $  6,602,089     $ 25,761,713     $ 25,761,713
                                                                                     ============     ============     ============

See accompanying notes to consolidated financial statements.

                            eMERGE INTERACTIVE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1997, 1998 and 1999


                                                                  1997            1998            1999
                                                              -----------     -----------     ------------
Revenue (note 11)                                             $        --     $ 1,792,471     $ 43,783,124

Cost of revenue (including $-0-, $511,000 and $343,000
    to related parties - notes 10 and 11)                              --       2,623,447       43,517,459
                                                              -----------     -----------     ------------
               Gross profit (loss)                                     --        (830,976)         265,665
                                                              -----------     -----------     ------------
Operating expenses:
    Selling, general and administrative (note 10)                 627,606       3,659,810       11,239,188
    Research and development (including $51,000,
       $119,000 and $233,000 to related parties - note 10)        727,753       1,109,382        4,343,783
                                                              -----------     -----------     ------------
               Total operating expenses                         1,355,359       4,769,192       15,582,971
                                                              -----------     -----------     ------------
               Profit (loss) from continuing operations        (1,355,359)     (5,600,168)     (15,317,306)

Related party interest expense (note 10)                         (141,167)       (331,594)        (764,042)
Interest and other income                                              --              --          475,642
                                                              -----------     -----------     ------------
               Profit (loss) from continuing operations
                  before income taxes                          (1,496,526)     (5,931,762)     (15,605,706)

Income tax expense (benefit) (note 8)                                  --              --               --
                                                              -----------     -----------     ------------
               Profit (loss) from continuing operations        (1,496,526)     (5,931,762)     (15,605,706)

Discontinued operations (note 12):
    Income (loss) from operations of discontinued
       transportation segment (including $814,000,
       $370,000 and $171,000 to related parties - note 10)     (3,987,097)     (1,808,951)          10,420
    Loss on disposal of transportation segment                         --         (91,415)              --
                                                              -----------     -----------     ------------
               Net profit (loss)                              $(5,483,623)    $(7,832,128)    $(15,595,286)
                                                              ===========     ===========     ============

Net profit (loss) attributable to common shareholders         $(5,483,623)    $(7,832,128)    $(21,133,237)
                                                              ===========     ===========     ============
Net profit (loss) from continuing operations per
    common share -- basic and diluted                         $     (3.91)    $     (1.36)    $      (3.11)
                                                              ===========     ===========     ============
Net profit (loss) per common share -- basic and diluted       $    (14.34)    $     (1.80)    $      (3.11)
                                                              ===========     ===========     ============
Weighted average number of common shares
    outstanding -- basic and diluted                              382,273       4,356,926        6,794,755
                                                              ===========     ===========     ============

See accompanying notes to consolidated financial statements.

                            eMERGE INTERACTIVE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           DECEMBER 31, 1998 AND 1999

                             PREFERRED STOCK       PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK         COMMON STOCK
                                 SERIES A             SERIES B              SERIES C             SERIES D              CLASS A
                           -------------------   -------------------  ------------------   -------------------   ------------------
                             SHARES     AMOUNT    SHARES     AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT     SHARES   AMOUNT
                           ---------   -------   ---------   -------  ---------  -------   ---------   -------   ---------  -------

Balances at December 31,
  1996                            --   $    --          --   $    --        --   $    --          --   $    --     450,000  $ 3,600
Issuance of common stock
  to XL Vision, Inc., for
  cash at $.008 per share
  (note 10)                       --        --          --        --        --        --          --        --   2,808,125   22,465
Sale of Series A
  preferred stock for
  cash at $1.00 per
  share (note 6)           6,443,606    64,436          --        --        --        --          --        --          --       --
Transfer of technology
  by XL Vision, Inc.
  (note 10)                       --        --          --        --        --        --          --        --          --       --
Net profit (loss)                 --        --          --        --        --        --          --        --          --       --
                           ---------   -------   ---------   -------  ---------  -------   ---------   -------   ---------  -------
Balances at December 31,
  1997                     6,443,606    64,436          --        --        --        --          --        --   3,258,125   26,065

Contribution of debt to
  equity by XL Vision,
  Inc. (note 10)                  --        --          --        --        --        --          --        --          --       --
Issuance of Series B
  preferred stock in
  exchange for
  contribution of debt
  to equity by XL Vision,
  Inc. at $2.00 per share
  (note 10)                       --        --   2,400,000    24,000        --        --          --        --          --       --
Issuance of common stock
  in connection with
  Nutri-Charge
  transaction at $0.80
  per share (note 6)              --        --          --        --        --        --          --        --   2,587,500   20,700
Contribution of put
  rights by XL Vision,
  Inc. (note 6)                   --        --          --        --        --        --          --        --          --       --
Net profit (loss)                 --        --          --        --        --        --          --        --          --       --
                           ---------   -------   ---------   -------  ---------  -------   ---------   -------   ---------  -------
Balances at December 31,
  1998                     6,443,606    64,436   2,400,000    24,000        --        --          --        --   5,845,625   46,765

Exercise of stock
  options for cash at
  $.80 per share                  --        --          --        --        --        --          --        --     200,819    1,607
Issuance of common stock
  in connection with CIN
  transaction at $0.96
  per share (note 6)              --        --          --        --        --        --          --        --     750,000    6,000
Issuance of common stock
  in connection with
  Cyberstockyard
  transaction at $1.80
  per share (note 6)              --        --          --        --        --        --          --        --     250,000    2,000
Issuance of Series C
  preferred stock at
  $5.00 per share
  (note 7)                        --        --          --        --  1,100,000   11,000          --        --          --       --
Issuance of Series D
  preferred stock at
  $9.00 per share,
  including beneficial
  conversion feature
  of $5,523,612
  (note 10)                       --        --          --        --        --        --   4,555,556    45,556          --       --
Beneficial conversion
  feature (note 10)               --        --          --        --        --        --          --        --          --       --
Issuance of warrant
  (note 10)                       --        --          --        --        --        --          --        --          --       --
Accretion to redemption
  value of Class A
  common stock issued
  in connection with
  the Turnkey Computer
  Systems, Inc.
  transaction (note 5)            --        --          --        --        --        --          --        --          --       --
Accretion of imputed
  interest on note
  receivable from
  Internet Capital
  Group, Inc. (note 10)           --        --          --        --        --        --          --        --          --       --
Net profit (loss)                 --        --          --        --        --        --          --        --          --       --
Unearned compensation
  (note 9)                        --        --          --        --        --        --          --        --          --       --
Amortization of unearned
  compensation (note 9)           --        --          --        --        --        --          --        --          --       --
                           ---------   -------   ---------   -------  ---------  -------   ---------   -------   ---------  -------
Balances at December 31,
   1999                    6,443,606   $64,436   2,400,000   $24,000  1,100,000  $11,000   4,555,556   $45,556   7,046,444  $56,372
                           =========   =======   =========   =======  =========  =======   =========   =======   =========  =======


                                                                                   NOTE
                                                                                RECEIVABLE
                              COMMON STOCK                                         FROM
                                 CLASS B         ADDITIONAL                      INTERNET
                           -------------------    PAID-IN      ACCUMULATED        CAPITAL        UNEARNED
                             SHARES     AMOUNT    CAPITAL        DEFICIT        GROUP, INC.    COMPENSATION        TOTAL
                           ---------   -------   ----------  -------------     ------------    ------------    ------------

Balances at December 31,
  1996                            --   $    --   $    3,816   $ (3,464,889)    $         --           --       $ (3,457,473)
Issuance of common stock
  to XL Vision, Inc., for
  cash at $.008 per share
  (note 10)                       --        --           --             --               --           --             22,465
Sale of Series A
  preferred stock for
  cash at $1.00 per
  share (note 6)                  --        --    6,379,170             --               --           --          6,443,606
Transfer of technology
  by XL Vision, Inc.
  (note 10)                       --        --   (4,400,000)            --               --           --         (4,400,000)
Net profit (loss)                 --        --           --     (5,483,623)              --           --         (5,483,623)
                           ---------   -------   ----------   ------------     ------------      -------       ------------
Balances at December 31,
  1997                            --        --    1,982,986     (8,948,512)              --           --         (6,875,025)

Contribution of debt to
  equity by XL Vision,
  Inc. (note 10)                  --        --    7,500,000             --               --           --          7,500,000
Issuance of Series B
  preferred stock in
  exchange for
  contribution of debt
  to equity by XL Vision,
  Inc. at $2.00 per share
  (note 10)                       --        --    4,776,000             --               --           --          4,800,000
Issuance of common stock
  in connection with
  Nutri-Charge
  transaction at $0.80
  per share (note 6)              --        --    2,049,300             --               --           --          2,070,000
Contribution of put
  rights by XL Vision,
  Inc. (note 6)                   --        --      340,000             --               --           --            340,000
Net profit (loss)                 --        --           --     (7,832,128)              --           --         (7,832,128)
                           ---------   -------   ----------   ------------     ------------      -------       ------------
Balances at December 31,
  1998                            --        --   16,648,286    (16,780,640)              --           --              2,847

Exercise of stock
  options for cash at
  $.80 per share                  --        --      185,798             --               --           --            187,405
Issuance of common stock
  in connection with CIN
  transaction at $0.96
  per share (note 6)              --        --      714,000             --               --           --            720,000
Issuance of common stock
  in connection with
  Cyberstockyard
  transaction at $1.80
  per share (note 6)              --        --      448,000             --               --           --            450,000
Issuance of Series C
  preferred stock at
  $5.00 per share
  (note 7)                        --        --    5,489,000             --               --           --          5,500,000
Issuance of Series D
  preferred stock at
  $9.00 per share,
  including beneficial
  conversion feature
  of $5,523,612
  (note 10)                       --        --   40,967,503             --      (20,815,000)          --         20,198,059
Beneficial conversion
  feature (note 10)               --        --   (5,523,612)            --               --           --         (5,523,612)
Issuance of warrant
  (note 10)                       --        --    3,325,553             --               --           --          3,325,553
Accretion to redemption
  value of Class A
  common stock issued
  in connection with
  the Turnkey Computer
  Systems, Inc.
  transaction (note 5)            --        --      (14,339)            --               --           --            (14,339)
Accretion to redemption
  value of note
  receivable from
  Internet Capital
  Group, Inc. (note 10)           --        --                          --         (373,320)          --           (373,320)
Net profit (loss)                 --        --           --    (15,595,286)              --           --        (15,595,286)
Unearned compensation
  (note 9)                        --        --       72,126             --               --      (72,126)                --
Amortization of unearned
  compensation (note 9)           --        --           --             --               --       13,524             13,524
                           ---------   -------   ----------   ------------     ------------      -------       ------------
Balances at December 31,
   1999                           --   $    --   62,312,315   $(32,375,926)    $(21,188,320)     (58,602)      $  8,890,831
                           =========   =======   ==========   ============     ============      =======       ============

See accompanying notes to consolidated financial statements.

                            eMERGE INTERACTIVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1997, 1998 and 1999


                                                                            1997              1998              1999
                                                                        -----------       -----------       ------------
Cash flows from operating activities:
    Net profit (loss)                                                   $(5,483,623)      $(7,832,128)      $(15,595,286)
    Adjustments to reconcile net profit (loss) to net cash used in operating activities:
         Depreciation and amortization                                      122,486           438,576          1,770,571
         Accretion of imputed interest on note receivable                        --                --           (373,320)
         Amortization of unearned compensation                                   --                --             13,524
         Changes in operating assets and liabilities:
           Trade accounts receivable, net                                        --          (368,421)          (759,162)
           Inventories                                                     (635,963)          (70,594)          (494,646)
           Cattle deposits                                                       --                --           (473,859)
           Prepaid expenses and other assets                                (32,338)            5,805           (179,590)
           Net assets of discontinued operations                           (853,501)       (1,140,425)                --
           Accounts payable                                                 719,694          (301,423)           593,645
           Accrued liabilities                                              198,759           328,791           (343,729)
           Advance payments from customers                                       --                --            222,750
                                                                        -----------       -----------       ------------
           Net cash used by operating activities                         (5,964,486)       (8,939,819)       (15,619,102)
                                                                        -----------       -----------       ------------
Cash flows from investing activities:
    Proceeds from sale of discontinued operations                                --                --          1,927,230
    Purchases of property and equipment                                    (506,540)         (460,290)        (1,672,461)
    Purchases of intangibles                                                     --          (431,923)           (25,002)
    Business combinations, net of cash acquired of $737                          --                --         (1,799,263)
    Investment in Turnkey Computer Systems, Inc.                                 --                --            (22,833)
                                                                        -----------       -----------       ------------
           Net cash used by investing activities                           (506,540)         (892,213)        (1,592,329)
                                                                        -----------       -----------       ------------
Cash flows from financing activities:
    Net borrowings from related parties                                       3,810         9,447,030          6,866,381
    Proceeds from capital lease financing with related party                     --           440,832                 --
    Payment on note payable                                                      --                --           (500,000)
    Payments on capital lease obligations                                        --           (55,962)           (78,482)
    Capitalized Offering costs                                                   --                --           (447,644)
    Sale of preferred stock                                               6,443,606                --         23,500,000
    Sale of common stock                                                     22,465                --            187,405
                                                                        -----------       -----------       ------------
           Net cash provided by financing activities                      6,469,881         9,831,900         29,527,660
                                                                        -----------       -----------       ------------
           Net increase (decrease) in cash                                   (1,145)             (132)        12,316,229
Cash - beginning of period                                                    1,545               400                268
                                                                        -----------       -----------       ------------
Cash - end of period                                                    $       400       $       268       $ 12,316,497
                                                                        ===========       ===========       ============

                          eMERGE INTERACTIVE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended December 31, 1997, 1998 and 1999

                                                                                   1997            1998          1999
                                                                               ----------      ----------      ---------
Supplemental disclosures:
    Cash paid for interest                                                     $       --      $   23,594      $
    Non-cash investing and financing activities:
      Transfer of technology by XL Vision, Inc. (note 10)                       4,400,000              --             --
      Contribution of debt to equity by XL Vision, Inc. (note 10)                      --       7,500,000             --
      Issuance of preferred stock in exchange for contribution of
         debt to equity by XL Vision, Inc. (note 10)                                   --       4,800,000             --
      Non-cash issuance of Class A common stock in connection
         with Nutri-Charge transaction (note 6)                                        --       2,070,000             --
      Contribution of put rights by XL Vision, Inc. (note 6)                           --         340,000             --
      Issuance of Class A common stock in connection with CIN
         transaction (note 6)                                                          --              --        720,000
      Issuance of Class A common stock with Cyberstockyard
         transaction (note 6)                                                          --              --        450,000
      Issuance of redeemable Class A common stock with Turnkey
         Computer Systems, Inc. transaction (note 5)                                   --              --        400,000
      Issuance of note payable to Turnkey Computer Systems, Inc. (note 5)              --              --      1,400,000


See accompanying notes to consolidated financial statements.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1999


(1)      ORGANIZATION

         (a)      OVERVIEW

                  eMerge Interactive, Inc. (the "Company") is a Delaware corporation that was incorporated on September 12, 1994 as Enhanced Vision Systems, a wholly owned subsidiary of XL Vision, Inc. ("XL Vision"). The Company's name was changed to eMerge Vision Systems, Inc. on July 16, 1997 and to eMerge Interactive, Inc. on June 11, 1999.

                  The Company was incorporated to develop and commercialize infrared technology focused on the transportation segment. In 1997, the Company entered a new business segment, animal sciences, by developing an infrared camera system for use primarily by veterinarians. The Company further expanded its operations in 1998 by licensing NutriCharge and infrared technology (see note 6) for commercialization. In December 1998, the Company's Board of Directors decided to dispose of the transportation segment. The Company's AMIRIS thermal imaging system, which was the sole product sold by the transportation segment, was sold on January 15, 1999.

         (b)      BASIS OF PRESENTATION

                  The consolidated financial statements include the accounts of eMerge Interactive, Inc. and its wholly-owned subsidiaries, STS Agriventures, Ltd. ("STS"), a Canadian corporation and Cyberstockyard, Inc. ("Cyberstockyard").

                  All significant intercompany balances and transactions have been eliminated upon consolidation.

                  The proforma balance sheet as of December 31, 1999 assumes the conversion of all redeemable common stock and preferred stock into common stock upon an initial public offering ("IPO").

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1999


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      REVENUE RECOGNITION

                  The Company recognizes revenue in accordance with the terms of the sale or contract, generally as products are shipped or services are provided. The Company bears both the inventory and credit risk with respect to sales all of its products. In cattle sales transactions, the Company purchases cattle from the seller, takes title at shipment and records the cattle as inventory until delivered to and accepted buyer, typically a 24 to 48 hour period. In both cattle auction and resale transactions, the Company acts as a principal in purchasing cattle from suppliers and sales to customers so that the Company recognizes revenue equal to the amount paid by customers for the cattle.

         (b)      INVENTORIES

                  Inventories are stated at standard cost which approximates the lower of first-in, first-out cost or market.

         (c)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Amortization of equipment under capital lease is computed over the shorter of the lease term or the estimated useful life of the related assets.

         (d)      INTANGIBLES

                  Intangibles are stated at amortized cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets.

         (e) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1999


         (f)      INCOME TAXES

                  The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (g)      STOCK-BASED COMPENSATION

                  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (h)      USE OF ESTIMATES

                  The preparation of the Company's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1999


         (i)      NET PROFIT (LOSS) PER SHARE

                  Net profit (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net profit
                  (loss) allocable to common stockholders (net profit (loss) less accretion related to redeemable Class A common stock and beneficial conversion feature related to Series D preferred stock) by the weighted average number of shares of common stock outstanding less the shares of redeemable Class A common stock. The Company's stock options (338,125 at December 31, 1997, 1,632,500 at December 31, 1998 and 2,769,116 at December
                  31, 1999) and convertible preferred stock (6,443,606 at December 31, 1997, 8,843,606 at December 31, 1998 and
                  14,499,162 at December 31, 1999), have not been used in the calculation of diluted net profit (loss) per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net profit (loss) per share allocable to common stockholders are equal.

                  Pursuant to Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 and SEC staff policy, all common stock and common stock equivalents issued for nominal consideration during the periods presented herein and through the filing of the registration statement for the IPO are to be reflected in a manner similar to a stock split or stock dividend for which retroactive treatment is required in the calculation of net profit (loss) per share; the Company did not have any such issuances.

         (j)      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying value of cash, trade accounts receivable, note payable, accounts payable, accrued liabilities and amounts due to related parties reflected in the consolidated financial statements approximates fair value due to the short-term maturity of these instruments.


(3)      INVENTORIES

         Inventories consist of:


                                                  1998         1999
                                              ----------    ----------
         RAW MATERIALS                        $  424,130    $  658,454
         WORK-IN-PROCESS                         282,427       139,187
         CATTLE                                       --       403,562
                                              ----------    ----------

                                              $  706,557    $1,201,203
                                              ==========    ==========

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1999


(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of:

                                                                     DECEMBER 31,
                                                          ------------------------------         ESTIMATED
                                                                                                   USEFUL
                                                             1998                1999              LIVES
                                                          ----------          ----------         ---------
         Engineering and manufacturing equipment
                                                          $  366,150          $  673,782          5 years
         Office and computer equipment                       259,462           1,896,741          3 years
         Furniture and fixtures                              104,706             112,122          7 years
         Leasehold improvements                               46,865              80,430          7 years
         Automobiles                                              --              54,717          5 years
                                                          ----------          ----------

                                                             777,183           2,817,792
         Less accumulated depreciation
            and amortization                                 263,346             922,038
                                                          ----------          ----------

         Property and equipment, net                      $  513,837          $1,895,754
                                                          ==========          ==========

         Assets under capital lease amounted to $440,832 as of December 31, 1998 and 1999. Accumulated amortization for assets under capital lease totaled approximately $152,300 and $239,200 as of December 31, 1998 and 1999, respectively.


(5)      INVESTMENT IN TURNKEY COMPUTER SYSTEMS, INC.

         On August 16, 1999, the Company acquired 19% of the common stock of Turnkey Computer Systems, Inc. ("Turnkey") for $1,822,833. The purchase price consisted of 62,500 shares of the Company's redeemable Class A common stock valued at $400,000, $1,400,000 in cash and $22,833 of transaction costs. The $1,400,000 is payable upon the earlier of the completion of the Company's IPO or $500,000 at December 31, 1999 (which was paid in December 1999,) $500,000 at December 31, 2000 and $400,000 at December 31, 2001. This investment is carried on the cost method since the Company does not have significant influence over Turnkey. The common stock purchase agreement with Turnkey contains a put right which allows Turnkey to have a one time right to put to the Company its 62,500 redeemable Class A common shares with a fixed purchase price of $500,000. The put right can only be exercised upon a change in control or after December 31, 2001, if the company has not completed an IPO. This redeemable Class A common stock is classified outside of stockholders' equity as of December 31, 1999. The difference between the carrying amount and the redemption amount of $500,000 is being accreted to redeemable Class A common stock as a charge to additional paid-in capital from issuance to December 31, 2001 using the effective interest method.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(6)      INTANGIBLES

         Intangible assets consist of:

                                                               DECEMBER 31,                ESTIMATED
                                                       ----------------------------         USEFUL
                                                           1998              1999           LIVES
                                                       -----------       ----------        --------
         NutriCharge license                           $2,273,538        $2,273,538        10 years
         Infrared technology license                      568,385           568,385        5 years
         Goodwill - CIN                                        --         2,076,368        5 years
         Non-compete agreement - CIN                           --           100,000        5 years
         Goodwill - Cyberstockyard                             --           427,274        3 years
         Non-compete agreement - Cyberstockyard
                                                               --           100,000        3 years
         Goodwill - PCC                                        --         1,487,791        5 years
         Non-compete agreement - PCC                           --           100,000        4 years
                                                       ----------        ----------

                                                        2,841,923         7,133,356
         Less accumulated amortization                    142,095         1,177,996
                                                       ----------        ----------

         Intangibles, net                              $2,699,828        $5,955,360
                                                       ==========        ==========

         On July 29, 1998, the Company acquired licenses for NutriCharge and infrared technology. The purchase price of $2,841,923 (consisting of $300,000 in cash, 2,587,500 of the Company's Class A common shares valued at $0.80 per share, $131,923 in acquisition costs and the estimated fair value of put rights granted by XL Vision) was allocated to the acquired NutriCharge and infrared technology licenses based on estimated fair values determined by estimated cash flows from the underlying licensed product. In connection with the transaction, XL Vision granted a put right that allows the sellers to require XL Vision to purchase up to 1,250,000 shares of the Company's Class A common stock at $3.00 per share. The fair value of the put was estimated to be $340,000 and was credited to additional paid-in capital. The put right may only be exercised thirty days prior to or after the fourth anniversary of the agreement. The ultimate amount payable under the put agreement is reduced by the amount, if any, of indemnification obligations related to the transaction. The estimated fair value of the put was determined with the assistance of an independent third party valuation expert by calculating the net present value (at 10% interest) of the product of the $2,000,000 intrinsic value of the put adjusted for the 25% probability that the put would be exercised.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


         On February 24, 1999, the Company acquired substantially all of the tangible and intangible assets of CIN, LLC d/b/a Cattle's Information Network ("CIN") for $2,296,610. The purchase price for the assets consisted of 750,000 shares of the Company's Class A common stock valued at $720,000, the assumption of $812,021 of liabilities, a cash payment of $357,816, and an agreement to pay the first $350,000 from Internet sales of third party products over the Company's Web site and transaction costs of $56,773. CIN is in the business of selling access to its cattle feedlot performance measurements database.

         On March 29, 1999, the Company acquired 100% of the stock of Cyberstockyard, Inc. for $542,265. The purchase price consisted of 250,000 shares of the Company's Class A common stock valued at $450,000, the assumption of $89,972 of liabilities and transaction costs of $2,293. Cyberstockyard, Inc. is in the business of selling cattle through its proprietary auction software over the Internet.

         On May 19, 1999, the Company acquired substantially all of the tangible and intangible assets of PCC, LLC d/b/a/ Professional Cattle Consultants, L.L.C. ("PCC") for $1,827,861. The purchase price consists of a cash payment of $1,800,000 and an assumption of $2,861 of liabilities and transaction costs of $25,000. PCC is in the business of providing comparative analysis and market information for the feedlot industry.

         Each acquisition was accounted for as a purchase and the results of operations of the acquired companies is included in the statement of operations since the respective date of acquisition.

         The aggregate purchase price of the above acquisitions was approximately $4,666,736, which included related acquisition costs of approximately $84,000 and was allocated as follows:

         Goodwill                                              $3,991,433
         Non-compete agreements                                   300,000
         Equipment                                                358,016
         Current assets, including cash acquired of $737           17,287
                                                                ---------

                                                               $4,666,736
                                                                =========

         Unaudited pro forma information for the Company as if the acquisition above had been consummated as of January 1, 1998 and 1999 follows:

                                                    1998             1999
                                                 ----------      ------------
         Revenue                                $ 2,282,893      $ 44,005,044
                                                ===========      ============
         Net profit (loss)                      $(7,161,345)     $(16,074,834)
                                                ===========      ============
         Net profit (loss) attributable to
           common shareholders                  $(7,161,345)     $(21,612,785)
                                                ===========      ============
         Net profit (loss) per common share     $     (1.34)     $      (3.10)
                                                ===========      ============

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(7)      EQUITY

         COMMON STOCK

         As of December 31, 1999, the Company had authorized the issuance of 100,000,000 shares of common stock.

         CLASS A -- In 1999, the Company designated 92,711,110 as Class A common stock.

         CLASS B -- In 1999, the Company designated 7,288,890 shares as Class B common stock. Holders of Class B common stock are entitled to two and one-half votes for each share. The shares of Class A and Class B are identical in all other respects.

         PREFERRED STOCK

         As of December 31, 1999, the Company had authorized the issuance of 15,000,000 shares of preferred stock and had designated 6,500,000 as Series A shares, and 2,400,000 as Series B shares, 1,300,000 as Series C shares and 4,555,556 as Series D shares. Each share of preferred stock is convertible into 1.25 shares of Class A common stock at the option of the holder or upon the vote of holders of two-thirds of the respective preferred stock class outstanding except for Series D shares which are convertible at the offering price into 1.25 shares of class B common stock. Preferred stock is automatically converted into common stock upon a qualified IPO of at least $10 million with a Company valuation of at least $30 million or upon a public rights offering of the Company to shareholders of Safeguard Scientifics, Inc.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


         SERIES A - The Series A shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $1.00 per share plus an additional $.10 per year (pro rated for partial years) from July 16, 1997 or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. The holders of Series A preferred stock are entitled to vote as a separate class to elect two directors to the Board of Directors of the Company.

         SERIES B - Series B shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of
         (a) $2.00 per share plus an additional $.20 for each year (pro rated for partial years) from December 31, 1998 or until the date of distribution of available assets or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. Series B shares are junior to Series A, C and D shares.

         SERIES C - On April 15, 1999, the Company designated 1,100,000 as Series C shares. Series C shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $5.00 per share plus an additional $.50 for each year (pro rated for partial years) from April 15, 1999 or until the date of distribution of available assets or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. Series C shares are on parity with Series A and D shares except as to voting rights.

         SERIES D - Series D shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of
         (a) $9.00 per share plus an additional $1.00 for each year (pro rated for partial years) from October 27, 1999 or until the date of distribution of available assets or (b) the amount which would be distributed if all the preferred stock of the Company were converted to Class B common stock prior to liquidation. Series D shares are on parity with Series A and C shares except as to voting rights. Series D stockholders are entitled to two and one-half votes per share.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(8)      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liability are as follows:


                                                                  1998           1999
                                                              -----------    -----------
         Deferred tax assets:
             Net operating loss carryforwards                 $ 5,967,000    $10,903,000
             Amortization of acquired technology from
                   XL Vision (note 10)                          1,704,000      1,500,000
             Research and experimentation tax credits             448,000        740,000
             Other                                                596,000        853,000
                                                              -----------    -----------

                                                                8,715,000     13,996,000
             Less valuation allowance                           8,715,000     13,996,000
                                                              -----------    -----------

                       Net deferred tax assets                         --             --
                                                              ===========    ===========

         The Company has available at December 31, 1999 for federal income tax purposes, unused net operating loss carryforwards of approximately $28,000,000 which may be applied against future taxable income and expires in years beginning in 2012. The Company also has approximately $740,000 in research and experimentation credits carryforwards. The research and experimentation credits, which begin to expire in 2012, can also be used to offset future regular tax liabilities. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         The difference between the "expected" tax benefit (computed by applying the federal corporate income tax rate of 34% to the loss before income taxes) and the actual tax benefit is primarily due to the effect of the valuation allowance.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(9)      STOCK PLAN

         In January 1996, the Company adopted an equity compensation plan (the "1996 Plan") pursuant to which the Company's Board of Directors may grant shares of common stock or options to acquire common stock to certain directors, advisors and employees. The Plan authorizes grants of shares or options to purchase up to 2,168,750 shares of authorized but unissued common stock. Stock options granted have a maximum term of ten years and have vesting schedules which are at the discretion of the Compensation Committee of the Board of Directors and determined on the effective date of the grant.

         In May 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan"). Under the 1999 Plan, an additional 1,250,000 shares of authorized, unissued shares of common stock of the Company are reversed for issuance to employees, advisors and for non-exempt members of the Board of Directors. Option terms under the 1999 Plan may not exceed 10 years.

         A summary of option transactions follows:

                                                                                                                  WEIGHTED
                                                                                                                  AVERAGE
                                                                     RANGE OF               WEIGHTED             REMAINING
                                                                  EXERCISE PRICE             AVERAGE            CONTRACTUAL
                                               SHARES                PER SHARE           EXERCISE PRICE       LIFE (IN YEARS)
                                          -----------------      ------------------      ----------------     -----------------
       Balance outstanding, December
           31, 1996                                3,125         $          0.80             $  0.80                4.85
                                                                                                                    ====
              Granted                            335,000                    0.80                0.80
                                               ---------         ---------------            --------

       Balance outstanding, December
           31, 1997                              338,125                    0.80                0.80                9.64
                                                                                                                    ====
              Granted                          1,692,500             0.80 - 1.60                0.84
              Canceled                          (398,125)                   0.80                0.80
                                               ---------         ---------------            --------

       Balance outstanding, December
           31, 1998                            1,632,500             0.80 - 1.60                0.84                9.48
                                                                                                                    ====
              Granted                          1,415,250            1.60 - 11.20                4.96
              Exercised                         (200,819)                   0.80                0.93
              Cancelled                          (77,815)            0.80 - 1.60                1.35
                                               ---------         ---------------            --------

       Balance outstanding, December
           31, 1999                            2,769,116         $  0.80 - 11.20            $   2.93                9.01
                                               =========         ===============            ========                ====


                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                               December 31, 1998 and 1999


         At December 31, 1997, 1998 and 1999, there were 76,719, 414,375 and
         761,045 shares exercisable, respectively, at weighted average exercise prices of $0.80. $0.82 and $1.68, respectively.

         At December 31, 1997, 1998 and 1999, 99,375, 511,250 and 1,597,875
         shares were available for grant, respectively.

         The per share weighted-average fair value of stock options granted was $-0- in 1997, $0.08 in 1998 and $1.47 in 1999 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                         1997    1998     1999
                                        -----   -----    -----

         Volatility                         0%      0%       0%
         Dividend paid                      0%      0%       0%
         Risk-free interest rate         6.11%   4.73%    4.99%
         Expected life in years          6.75    5.57     6.75


         No volatility was assumed due to the use of the Minimum Value Method of computation for options issued by the Company as a private entity through December 31, 1999 as prescribed by SFAS No. 123.

         All stock options granted, except as noted in the paragraph below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the date of grant. The Company applies APB Opinion No. 25 for issuances to directors and employees in accounting for its Plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements through December 31, 1998.

         On March 19, 1999, the Company granted 360,625 stock options with an exercise price of $1.60 and a fair value of $1.80. The Company recorded $72,126 of unearned compensation at the date of grant and is amortizing the unearned compensation over the vesting period. Compensation expense amounted to $13,524 for the year ended December 31, 1999.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                               December 31, 1998 and 1999


         Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                               1997          1998            1999
                                                          -----------   ------------    -------------
         Net loss as reported                             $(5,483,623)  $ (7,832,128)   $ (15,595,286)
                                                          ===========   ============    =============

         Pro forma net loss                               $ 5,483,623)  $  7,865,031)   $ (16,049,980)
                                                          ===========   ============    =============

         Net loss per share, as reported:
             Basic and diluted                            $   (14.34)   $     (1.80)    $       (2.30)
                                                          ===========   ============    =============

         Pro forma net loss per share:
             Basic and diluted                            $   (14.34)   $     (1.81)    $       (3.17)
                                                          ===========   ============    =============


(10)     RELATED PARTY TRANSACTIONS

         DUE TO RELATED PARTIES

         Due to related parties consist of:


                                                                                    1998                1999
                                                                               -----------          -----------
         XL Vision                                                             $ 5,158,436          $ 1,668,317

         Safeguard Scientifics, Inc. and Safeguard Delaware, Inc.                   28,898           10,385,398
                                                                               -----------          -----------

                                                                               $ 5,187,334          $12,053,715
                                                                               ===========          ===========

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                               December 31, 1998 and 1999



         AMOUNTS DUE TO XL VISION

         Amounts due to XL Vision consist of:

         Balance as of December 31, 1996                                                      $ 3,636,494

             Allocation of costs and funding of working capital to the Company                  6,318,405
             Technology transfer fee                                                            4,400,000
             Interest charges on technology transferred                                           141,167
             Proceeds from Series A Preferred Stock                                            (6,443,606)
             Issuance of Class A common stock                                                     (22,465)
                                                                                              -----------

         Balance as of December 31, 1997                                                        8,029,995

             Allocation of costs and funding of working capital to the Company                  9,120,441
             Interest charges on technology transferred                                           308,000
             Contribution of debt to equity                                                    (7,500,000)
             Contribution of debt to equity in exchange for Series B Preferred stock
                                                                                               (4,800,000)
                                                                                              -----------

         Balance as of December 31, 1998                                                        5,158,436

             Allocation of costs and funding of working capital to the Company                 (3,771,964)
             Interest charges on technology transferred                                           281,845
                                                                                              -----------

         Balance as of December 31, 1999                                                      $ 1,668,317
                                                                                              ===========


         The average outstanding balance due to XL Vision was approximately $6,239,600 in 1997, $12,782,400 in 1998 and $6,266,800 in 1999.

         On January 1, 1999, the Company signed a revolving promissory note with XL Vision for up to $3,000,000. The revolving promissory note bears interest at the prime rate plus 1% (9.5% at December 31, 1999) and is due in full when the Company completes an IPO or sells all of its assets of stock.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


         NOTES PAYABLE TO SAFEGUARD DELAWARE, INC.

         On July 21, 1999, the Company obtained a $3,000,000 revolving note payable from Safeguard Delaware, Inc. ("Safeguard"). The revolving note payable, as amended, bears interest payable monthly at the prime rate plus 1% (9.5% at December 31, 1999) and is due February 29, 2000.

         In August, September and October 1999, the Company signed demand notes with interest payable monthly at the prime rate plus 1% (9.5% at December 31, 1999) with Safeguard for $2,500,000, $2,000,000 and
         $2,500,000, respectively. These notes were cancelled in October 1999, in exchange for a $7,050,000 note due in full on October 25, 2000, the repayment of a promissory note issued concurrently with the sale of Series D preferred stock or an IPO, whichever is earlier.

         Interest expense was approximately $0 in 1997, $0 in 1998 and $454,800 in 1999.

         TECHNOLOGY FEE

         On July 15, 1997, the Company entered into an agreement with XL Vision for the transfer of certain technology that is sued by the Company in the sale of its products for a $4,400,000 note payable. The transfer was accounted for as a distribution to XL Vision as it represented amounts paid for an asset to en entity under common control in excess of the cost of such asset. The note payable (included in amounts due to XL Vision above) bears interest at 7% per annum. Interest expense was approximately $141,200 in 1997, $308,000 in 1998 and $281,800 in 1999.

         DIRECT CHARGE FEE

         Prior to April 1, 1997 personnel, and other services were provided by XL Vision and the costs were allocated to the Company. The Company believes that the allocation method used by XL Vision was reasonable. Effective April 1, 1997, the Company entered into a direct charge fee agreement with XL Vision which allows for cost-based charges based upon actual hours incurred. Costs allocated to or service fees charged by XL Vision were approximately $720,000 in 1997, $460,000 in 1998 and $455,000 in 1999. A portion of the fees in 1998 and all of the fees in 1997 were allocated to the discontinued transportation segment.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


         ADMINISTRATIVE SERVICES FEE

         Effective December 15, 1997, the Company entered into an agreement which requires accrual of an administrative services fee based upon a percentage of gross revenues. The fee for administrative support services, including management consultation, investor relations, legal services and tax planning, is payable monthly to XL Vision and Safeguard Scientifics, Inc., the largest shareholder of XL Vision, based upon an aggregate of 1.5% of gross revenues with such service fees to be not more than $300,000 annually. Effective August 17, 1999, the agreement was amended such that the administrative services fee is applied to net contribution margin on cattle sales and gross revenue for all other sales. The fee is accrued monthly but is only payable in months during which the Company has achieved positive cash flow from operations. The agreement extends through December 31, 2002 and continues thereafter unless terminated by any party. Administrative service fees were approximately $10,300 in 1997, $37,200 in 1998 and $53,200 in 1999.

         LEASES

         The Company leases equipment under a capital lease, effective April 20, 1998, with an affiliated entity, XL Realty, Inc. Future minimum lease payments, including imputed interest at 7.53%, are $85,765 in 2000, $92,684 in 2001, $100,154 in 2002 and $26,415 in 2003. Interest
         expense was approximately $23,600 in 1998 and $27,400 in 1999.

         The Company rents its facilities from XL Vision. Rent expense varies based on space occupied by the Company and includes charges for base rent, repairs and maintenance, telephone and networking expenses, real estate taxes and insurance. Rent expense was approximately $354,000 in 1997, $1,129,000 in 1998 and $985,000 in 1999.

         SALE OF SERIES D PREFERRED STOCK

         On October 27, 1999, the Company agreed to issue 4,555,556 shares of Series D preferred stock and a warrant to acquire 1,138,889 shares of Class B common stock to Internet Capital Group, Inc., an affiliate of Safeguard. Each share of Series D preferred stock is convertible into
         1.25 shares of Class B common stock at any time at the option of the holder or immediately upon an IPO. The warrant is exercisable at the Company's IPO price. In the event the Company does not complete an IPO, the warrant is exercisable at $9.00 after November 16, 2000 or earlier if the Company has an equity financing of not less than $20,000,000 from private investors. The warrant expires on November 16, 2002. In return for these instruments, the Company received $18,000,000 of cash in November 1999 and a $23,000,000 non-interest, bearing note receivable due on October 27, 2000. Imputed interest at 9.5% amounts to $2,185,000 over the life of the note.



                                     F-22                           (Continued)

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


         The net consideration of $38,815,000 was allocated to the warrant and preferred stock as follows. The warrant was valued at $3,325,553 using the Black-Scholes method and assuming a strike price of $11.20, expiration of three years, 90% volatility, and 5.8% interest. The remaining proceeds were allocated to preferred stock and amounted to $7.79 per preferred share ($6.23 per common share). The beneficial conversion feature was calculated as the difference between the conversion price ($6.23) and the fair value of the common stock ($7.20) multiplied by the number of Class B common shares into which the preferred stock is convertible (5,694,445) and amounts to $5,523,612.

         The note receivable is shown as a reduction of stockholders' equity, net of imputed interest. Interest income is accreted over the life of the note using the effective interest method. The value of the warrant was credited to additional paid-in capital. The beneficial conversion feature was credited to preferred stock with a corresponding charge to additional paid-in capital at issuance. The beneficial conversion feature reduces net income available to common shareholders.


(11)     SEGMENT INFORMATION

         In 1998, the Company adopted SFAS No. 131, which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required. The management approach requires the Company to report certain financial information related to continuing operations that is provided to the Company's chief operating decision-maker. The Company's chief operating decision-maker receives revenue and contribution margin (revenue less direct costs and excluding overhead) by source, and all other statement of operations data and balance sheet data on a consolidated basis. The Company's reportable segments consist of cattle sales and animal sciences products and services. While the Company operates entirely in the animal science marketplace, the contribution margin associated with cattle sales and the related prospects for this portion of the Company's business differ from the rest of the Company's product offerings.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


         The following summarizes revenue and contribution margin information related to the Company's two operating segments:

                                                          DECEMBER 31,
                                                 -----------------------------
                                                     1998              1999
                                                 -----------      ------------
         Revenue:
               Cattle                            $        --      $ 42,191,884
               Animal sciences                     1,792,471         1,591,240
                                                 -----------      ------------

                    Total                        $ 1,792,471      $ 43,783,124
                                                 ===========      ============

         Cost of revenue:
             Direct costs:
                 Cattle                          $        --      $ 41,746,723
                 Animal sciences                     900,824           558,243
                                                 -----------      ------------
                    Total direct costs               900,824        42,304,966

               Unallocated overhead                1,722,623         1,212,493
                                                 -----------      ------------

                    Total                        $ 2,623,447      $ 43,517,459
                                                 ===========      ============

         Gross profit (loss):
             Contribution margin:
                 Cattle                          $        --      $    445,161
                 Animal sciences                     891,647         1,032,997
                                                 -----------      ------------

                    Total                            891,647         1,478,158
             Unallocated overhead                 (1,722,623)       (1,212,493)
                                                 -----------      ------------

                    Gross profit (loss)          $  (830,976)     $    265,665
                                                 ===========      ============

         The Company's assets and other statement of operations data are not allocated to a segment.

                            EMERGE INTERACTIVE, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(12)     DISCONTINUED OPERATIONS

         In December 1998, the Company's Board of Directors decided to dispose of its transportation segment. The Company's AMIRIS thermal imaging system, which was the sole product sold in the transportation segment, was sold on January 15, 1999 to Sperry Marine, Inc. for approximately $1,900,000. The Company received $200,000 of cash at closing and collected an additional $1,388,000 through December 31, 1999. The remaining balance of approximately $294,142 is expected to be collected by April 30, 2000. The Company is entitled to a royalty of 8% of net AMIRIS system sales, up to a maximum royalty of $4.3 million over a four year period or up to a maximum royalty of $5.0 million, if $4.3 million is not received within four years.

         Net assets of the discontinued transportation segment consist of:

                                                                       1998           1999
                                                                    -----------      ---------
         Accounts receivable                                        $   381,435      $  10,353
         Inventory, net                                               2,020,625        123,093
         Note receivable                                                     --        294,142
         Property and equipment, net                                    134,098             --
         Intangibles, net                                                61,108             --
         Accounts payable                                               (80,510)       (28,185)
         Accrued liabilities including provision for
             operating loss during phase out period of
             $72,667 in 1998 and $0 in 1999                            (231,415)      (102,400)
                                                                    -----------      ---------

                    Net assets                                      $ 2,285,341      $ 297,003
                                                                    ===========      =========

(13)     COMMITMENTS AND CONTINGENCIES

         VOLUNTARY EMPLOYEE SAVINGS 401(k) PLAN

         The Company established a voluntary employee savings 401(k) plan in 1997 which is available to all full time employees 21 years or older. The plan provides for a matching by the Company of the employee's contribution to the plan for 50% of the first 6% of the employee's annual compensation. The Company's matching contributions were approximately $38,200 in 1997, $62,100 in 1998 and $81,700 in 1999.

                           EMERGE INTERACTIVE, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1999


         ROYALTIES

         In connection with the NutriCharge license, the Company is obligated to a royalty of 5% of gross revenues from the sale of NutriCharge products and infrared technology related to the Company's Canadian license agreement. Royalty expense in connection with this agreement was nominal through the period ended December 31, 1999.

         The Company is also obligated to a royalty of 6% of net revenues from product or services related to technology patented by Iowa State University. No such royalties have been paid as of December 31, 1999.

         LEGAL PROCEEDING

         The Company has been named as a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000 in the Queen's Bench Judicial Centre of Regina, Providence of Saskatchewan, Canada. The complaint alleges that eMerge and E-Y laboratories, Inc. were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement in violation of such agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18,000,000 (Canadian dollars), as well as injunctive relief. Although the Company has not yet completed its assessment of these claims, the Company believes that there are a number of substantive and procedural defenses that exist and intends to defend these claims vigorously.


(14)     SUBSEQUENT EVENTS

         On February 17, 2000, the Company closed on its IPO and a concurrent private placement of common stock and raised net proceeds of approximately $107,400,000. Approximately $12,800,000 of the proceeds were used to pay amounts due to related parties (see note 10) and $900,000 was paid to Turnkey (see note 5).