Form 10-K405/A
period 1999-12-31
EMERGE INTERACTIVE INC
filed 2000-05-02
CIK 1092605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K/A

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

                            eMerge Interactive, Inc.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                65-0534535
      (State or other jurisdiction of           (I.R.S. Employer Identification
       incorporation or organization)                        No.)

            10315 102ND TERRACE                              32958
             SEBASTIAN, FLORIDA                           (Zip Code)
  (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (561) 589-7331

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS:                     ON WHICH REGISTERED:
       ------------------------------           ------------------------------
                    None                                     None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, par value $.008

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days: Yes [ ]     No [X]

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EMERGE INTERACTIVE, INC.

                            FORM 10-K ANNUAL REPORT
                   (FOR FISCAL YEAR ENDED DECEMBER 31, 1999)

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   13
Item 3.     Legal Proceedings...........................................   13
Item 4.     Submission of Matters to a Vote of Security Holders.........   13

                                   PART II
            Market for Registrant's Common Equity and Related
Item 5.     Stockholder Matters.........................................   14
Item 6.     Selected Financial Data.....................................   15
            Management's Discussion and Analysis of Financial Condition
Item 7.     and Results of Operations...................................   16
Item 7A     Quantitative and Qualitative Disclosure About Market Risk...   30
Item 8.     Financial Statements and Supplementary Data.................   30
            Changes in and Disagreements with Accountants on Accounting
Item 9.     and Financial
            Disclosure..................................................   30

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   31
Item 11.    Executive Compensation......................................   34
            Security Ownership of Certain Beneficial Owners and
Item 12.    Management..................................................   37
Item 13.    Certain Relationships and Related Transactions..............   39

                                   PART IV
            Exhibits, Financial Statement Schedules and Reports on Form
Item 14.    8-K.........................................................   42

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

                                          THE EMERGE MARKETPLACE

                                          CATTLEINFONET.COM
                                          - Industry news
                                          - Regional weather
                                          - Links to commodity pricing
                                          - Expert corner
                                          - Reports online
                                          - Links to industry information

ONLINE MARKETPLACE                        MANAGEMENT INFORMATION
Cyberstockyard.com                        SOLUTIONS
- Cattle sales                            Feedlot Information System
- Cattle auctions                         - Feedlot specific content
- Order fulfillment                       - Daily performance data
                                          - Web-enabled with graphical user
                                            interface
                                          - Analytical services

eMerge Online Store                       Professional Cattle Consultants
- eMerge branded products                 - Regional feedlot benchmarking data
                                            Specialized Database Services

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

                        FISCAL 2000                            HIGH     LOW
                        -----------                           ------   ------
First Quarter (from February 4, 2000 through March 17,
  2000).....................................................  $70.50   $39.00

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

     We incurred the following expenses with respect to the offering during the period from July 1998 through February 2000:

UNDERWRITING
 DISCOUNTS
    AND
COMMISSIONS   MANAGEMENT                   UNDERWRITERS'
  EXPENSES       FEE       FINDERS' FEES     EXPENSES      OTHER EXPENSES   TOTAL EXPENSES
------------  ----------   -------------   -------------   --------------   --------------
$4,587,750..  $1,178,520       $  0            $  0          $2,000,000       $7,765,970

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

     Selected consolidated financial data for the Company is set forth below for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1997       1998       1999
                                                           --------   --------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                        DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue..................................................  $    --    $ 1,792    $ 43,783
Cost of revenue..........................................       --      2,623      43,517
Operating expenses:
  Selling, general and administrative....................      628      3,660      11,240
  Research and development...............................      728      1,109       4,343
                                                           -------    -------    --------
          Total operating expenses.......................    1,356      4,769      15,583
Interest expense/other income, net.......................     (141)      (332)       (288)
                                                           -------    -------    --------
Loss from continuing operations..........................  $(1,497)   $(5,932)   $(15,605)
                                                           =======    =======    ========
Loss from continuing operations per common share basic
  and diluted............................................  $ (3.91)   $ (1.36)   $  (3.11)
                                                           =======    =======    ========
Weighted average number of common shares
  outstanding -- basic and diluted.......................      382      4,357       6,795
                                                           =======    =======    ========

     The following table summarizes our balance sheet data for the periods indicated:

                                                                 DECEMBER 31,
                                         ------------------------------------------------------------
                                          1995      1996      1997      1998     1999        1999
                                         -------   -------   -------   ------   -------   -----------
                                                         (IN THOUSANDS)                    PRO FORMA
                                                                                          (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA:
Cash...................................  $    --   $     2   $    --   $   --   $12,316    $107,673
          Total assets.................        6       260     2,165    6,602    25,762     120,671
          Total indebtedness...........    1,747     3,636     8,040    5,572    13,260         460
          Total stockholders' equity
            (deficit)..................   (1,742)   (3,457)   (6,875)       3     8,891     117,006

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                                                             THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                            MAR. 31,   JUNE 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEP. 30,   DEC. 31,
                                              1998       1998       1998       1998       1999       1999       1999       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenue...................................  $   323    $   342    $   442    $   685    $   605    $ 1,973    $15,761    $25,444
Cost of revenue...........................      459        578        649        937        540      2,228     15,514     25,235
Operating expenses........................      930        948      1,237      1,654      1,962      3,557      4,777      5,287
Interest expense/other income, net........      (77)       (85)       (85)       (85)      (127)      (162)      (155)       155
                                            -------    -------    -------    -------    -------    -------    -------    -------
(Loss) from continuing operations.........  $(1,143)   $(1,269)   $(1,529)   $(1,991)   $(2,024)   $(3,974)   $(4,685)   $(4,923)
                                            =======    =======    =======    =======    =======    =======    =======    =======
(Loss) from continuing operations per
 common share -- basic and diluted........  $ (0.35)   $ (0.39)   $ (0.30)   $ (0.34)   $ (0.33)   $ (0.58)   $ (0.67)   $ (1.48)
                                            =======    =======    =======    =======    =======    =======    =======    =======

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     This table sets forth information with respect to our executive officers, directors and key employees with significant industry expertise as of March 31, 1999.

NAME                                   AGE   POSITION
----                                   ---   --------
EXECUTIVE OFFICERS AND DIRECTORS
Charles L. Abraham...................  44    Chief Executive Officer and Director
T. Michael Janney....................  51    Chief Financial Officer and Treasurer
Scott L. Mathews.....................  42    President and Chief Operating Officer
Marvin L. Slosman....................  36    Executive Vice President, Sales
Arvind Subramanian...................  38    Executive Vice President, Marketing and E-Business
John S. Scott, Ph.D..................  48    Chairman of the Board
Douglas A. Alexander.................  38    Director
E. Michael Forgash...................  41    Director*
Thomas C. Lynch......................  57    Director
Christopher Moller, Ph.D.............  46    Director
John W. Poduska, Sr., Ph.D...........  62    Director
Anthony A. Ibarguen..................  40    Director*
KEY EMPLOYEES WITH SIGNIFICANT
  INDUSTRY EXPERTISE
J. Tom Brink.........................  38    Director, Analytical Services
Scott Crain, D.V.M...................  41    Executive Vice President, Professional Services
Jim Gibb, Ph.D.......................  48    Director, Advanced Technologies

---------------

* Mr. Forgash resigned from the Board of Directors in March, 2000 and Mr. Ibarguen was appointed to the Board of Directors in March, 2000.

EXECUTIVE OFFICERS AND DIRECTORS

     CHARLES L. ABRAHAM has served as Chief Executive Officer and as a member of the board of directors of eMerge Interactive since July 1998. From July 1997 until July 1998, Mr. Abraham was Vice President and General Manager with the Home Care Division of Nellcor Puritan Bennett Incorporated. From 1994 until July 1997, Mr. Abraham was Manager of the Global Vascular Business of General Electric Medical Systems, located in Paris, France.

     T. MICHAEL JANNEY has served as Chief Financial Officer and Treasurer of eMerge Interactive since November 1998. From March 1993 until October 1998, Mr. Janney was Senior Vice President and Chief Financial Officer of Datamax Corporation, a privately held company that designs, develops, manufactures and sells bar code printers worldwide.

     SCOTT L. MATHEWS has served as President of eMerge Interactive since November 1999, and as Chief Operating Officer of eMerge Interactive since April 1999. From May 1996 until April 1999, Mr. Mathews was Vice President and General Manager for Key Technology, Inc., a manufacturer of machine vision and material handling products for the food processing and pharmaceutical industries. From January 1994 until May 1996, Mr. Mathews was Manager of the Global Positron Emission Tomography business of General Electric Medical Systems, located in Waukesha, Wisconsin and Uppsala, Sweden.

     MARVIN L. SLOSMAN has served as the Executive Vice President, Sales of eMerge Interactive since August 1998. From May 1996 until July 1998, Mr. Slosman was a Division Manager for Cordis, Johnson and Johnson. From April 1995 until May 1996, Mr. Slosman was a Vice President at GE Capital Corporation. From 1993 until April 1995, he served as a Programs Manager at General Electric Medical Systems. Mr. Slosman currently serves on the board of directors of ReMar, Inc.

     ARVIND SUBRAMANIAN has served as Executive Vice President, Marketing and E-business of eMerge Interactive since December 1999. From January 1997 until December 1999, Mr. Subramanian was a General Manager for General Electric Information Services. From September 1994 until December 1996, Mr. Subramanian was a Global Product Line Manager for General Electric Medical Systems.

     JOHN S. SCOTT, PH.D. has served as Chairman of the Board of eMerge Interactive since September 1994 and has served as Chief Executive Officer and Chairman of the Board of XL Vision, Inc. since its inception in May 1993. From August 1991 until July 1993, Dr. Scott was President of Lenzar Electro-Optics, Inc., a manufacturer of imaging devices. Dr. Scott also currently serves as Chairman of the Board of ChromaVision Medical Systems, Inc., a public company, and Who?Vision Systems, Inc., both of which are affiliated with Safeguard.

     DOUGLAS A. ALEXANDER has served as a member of the board of directors of eMerge Interactive since April 1999. Mr. Alexander is a managing director of Internet Capital Group, Inc., an affiliate of Safeguard and is Chairman of the Board of VerticalNet, Inc., a public company, and serves as a director of Arbinet Communications, Inc., Blackboard Inc., ComputerJob.com, Inc., Deja.com, Inc., LinkShare Corporation, SageMaker, Inc. and Star-Cite! Solutions, Inc., all of which are privately held companies that are affiliated with Internet Capital Group. Mr. Alexander co-founded Reality Online, Inc., a company that developed financial planning tools and online services aimed at the individual investor, and continued to serve as its President and Chief Executive Officer after its acquisition by Reuters Group PLC until September 1997.

     E. MICHAEL FORGASH served as a member of the board of directors of eMerge Interactive from March 1999 until his resignation in March 2000. Mr. Forgash held the position of Vice President, Operations at Safeguard Scientifics, Inc. from January 1998 until his resignation in March 2000. From August 1996 until October 1997, Mr. Forgash was President and Chief Executive Officer of Creative Multimedia, an interactive marketing agency that consulted, designed and delivered Web solutions for businesses. From November 1994 until July 1996, Mr. Forgash served as President of Continental Healthcare Systems, Inc., a leading supplier of departmental healthcare information systems and consulting in the United States and England. Mr. Forgash served as a director of Internet Capital Group, Inc. and US Interactive, Inc., both public companies, 4anything.com, Inc., Who?Vision Systems, Inc. and XL Vision, Inc., all of which are affiliated with Safeguard. Mr. Forgash was the Safeguard designee on our board of directors under a stockholders' agreement dated July 17, 1997.

     THOMAS C. LYNCH has served as a member of the board of directors of eMerge Interactive since June 1997 and currently serves as the President, Chief Operating Officer and a member of the board of directors of CompuCom, Inc., a public company, which is affiliated with Safeguard. From November 1995 until October 1998, Mr. Lynch held the position of Senior Vice President at Safeguard Scientifics, Inc. From September 1994 until October 1995, Mr. Lynch was Director of the Navy Staff, where he was responsible for coordinating Navy defense issues. Prior to August 1994, Mr. Lynch held several positions in the United States Navy, including Superintendent of the U.S. Naval Academy.

     CHRISTOPHER MOLLER, PH.D. has served as a member of the board of directors of eMerge Interactive since June 1997. Since 1990, he has served as Vice President of TL Ventures, a company which manages a series of private equity funds and is affiliated with Safeguard. Since 1994, Dr. Moller has served as a Managing Director of the following funds managed by TL Ventures: Radnor Venture Partners, Technology Leaders, Technology Leaders II, TL Ventures III and TL Ventures IV. He is also a Managing Director of TL Leaders Management II L.P. Dr. Moller is a director of Who?Vision Systems, Inc., an affiliate of Safeguard, Adolor Corporation and OraPharma, Inc. Dr. Moller serves on the medical advisory board of Lankenau Research Institute. Dr. Moller is the TL Ventures designated director on our board of directors, under a stockholder agreement dated July 17, 1997.

     JOHN W. PODUSKA, SR., PH.D. has served as a member of the board of directors of eMerge Interactive since January 1997. Since 1992, Dr. Poduska, Sr. has served as the Chairman of Advanced Visual Systems Inc., a provider of visualization software. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer Inc., a computer manufacturer. Dr. Poduska is also a member of the board of directors of Safeguard Scientifics, Inc., Cambridge Technology Partners, Inc., an affiliate of Safeguard, and Union Pacific Resources Group Inc., all public companies, and XL Vision, Inc., an affiliate of Safeguard.

     ANTHONY A. IBARGUEN has served as a member of the board of directors of eMerge Interactive since March 2000 and is the President of Professional Services and managing director of operations of Internet Capital Group, Inc., an affiliate of Safeguard Scientifics, Inc. Mr. Ibarguen joined Internet Capital Group, Inc. in 1999. From 1996 to 1999, he was President, Chief Operating Officer and Board Director of Tech Data Corporation, a Fortune 150 global technology products and services provider offering pre- and post-sale training and technical support, financing options, configuration and assembly services as well as a range of electronic commerce solutions. Prior to joining Tech Data, Mr. Ibarguen served as Executive Vice President of ENTEX Information Services Inc., a $2 billion PC Systems Integrator. He co-founded ENTEX in 1993 through the management-led buyout of JWP's Information Services Division. Mr. Ibarguen joined JWP Inc. in 1990 as VP of Business Development and previously worked as a Development Associate with Trammell Crow Company. He began his career at IBM Corporation where he held a variety of sales and marketing line and staff positions spanning a seven-year period. Mr. Ibarguen also serves on the board of directors of Smartdisk Corporation, Inc., a public company, and CommerceQuest, Inc.

KEY EMPLOYEES WITH SIGNIFICANT INDUSTRY EXPERTISE

     J. TOM BRINK has served as the Director, Analytical Services of eMerge Interactive since April 1999. Mr. Brink focuses on marketing methods, feedlot and grid value, and cow production costs, and has conducted extensive research on cattle markets and price cycles. His articles have been featured in many key industry publications. From December 1996 to April 1999, Mr. Brink served as the Executive Director of the American Gelbvieh Association, a leading breed value-based marketer of feed cattle and the largest breed-coordinated alliance in the United States. From July 1992 until December 1996, Mr. Brink was the Director of Market Research of Cattle-Fax.

     SCOTT CRAIN, D.V.M. has served as the Executive Vice President, Professional Services of eMerge Interactive since March 1999. Since 1990, Dr. Crain has also maintained a veterinary feedlot practice. In 1995, Dr. Crain founded CIN, LLC, a company that established an information system for the beef industry, and served as its President and Chief Executive Officer until that company was acquired by eMerge Interactive in 1999.

     JIM GIBB, PH.D. has served as the Director, Advanced Technologies for eMerge Interactive since June 1999. Dr. Gibb identifies opportunities to implement and integrate new technology into eMerge Interactive's informations system. From May 1996 until June 1999, he served as the Vice President at the Center for Quality of the National Cattlemen's Beef Association. From 1991 until May 1996, Dr. Gibb served as the Executive Director of the American Gelbvieh Association.

BOARD OF DIRECTORS

     Our board of directors is composed of seven members. All of our directors are elected to serve for one-year terms and are elected at each annual meeting of our stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company had no securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during 1999 and, therefore, no Section 16(a) filings were required by the Company's officers, directors, or 10% or greater owners of the Company's securities during 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The table below sets forth information concerning the compensation we paid to our chief executive officer and each executive officer who was paid compensation greater than $100,000 in 1999. In 1999, we did not pay any of our other executive officers salary and bonus exceeding $100,000. The amount appearing in the All Other Compensation column for Mr. Abraham for 1999 consists of $13,714 for reimbursement of relocation expenses, $11,050 for car allowance and $5,484 for 401(k) employer contributions and term life insurance and for 1998 consists of $34,663 for reimbursement of relocation expenses, $5,525 for car allowance and $1,690 for 401(k) employer contributions. The $3,771 for Mr. Janney consists of 401(k) employer contributions and term life insurance. For Mr. Mathews, the $65,935 consists of $63,435 for relocation expenses and $2,500 for 401(k) employer contributions and term life insurance. For Mr. Slosman the $48,309 consists of $46,586 for relocation expenses and $1,723 for 401(k) employer contributions and term life insurance. Mr. Abraham joined eMerge Interactive in April 1998.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                          COMPENSATION
                                                                          ------------
                                                 ANNUAL COMPENSATION       SECURITIES
                                              -------------------------    UNDERLYING     ALL OTHER
        NAME AND PRINCIPAL POSITION           YEAR    SALARY     BONUS    OPTIONS/SARs   COMPENSATION
        ---------------------------           ----   --------   -------   ------------   ------------
Charles L. Abraham..........................  1999   $175,791   $35,000          --        $30,248
  Chief Executive Officer                     1998     84,469        --     750,000         41,878
T. Michael Janney...........................  1999    136,744     5,625      31,250          3,771
  Chief Financial Officer and Treasurer
Scott L. Mathews............................  1999    113,136    50,000     225,000         65,935
  President and Chief Operating Officer
Marvin L. Slosman...........................  1999    144,517    18,670      31,250         48,309
  Executive Vice President, Sales

     The following table sets forth information regarding options granted in 1999 to the executive officers named in the Summary Compensation Table above. Charles L. Abraham was not granted any options during fiscal 1999. Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

                     OPTION GRANTS DURING LAST FISCAL YEAR

                                                                                                               POTENTIAL REALIZABLE
                                                                                                                 VALUE AT ASSUMED
                                                                                                                   ANNUAL RATES
                                                              INDIVIDUAL GRANTS                                   OF STOCK PRICE
                                 ---------------------------------------------------------------------------     APPRECIATED FOR
                                  NUMBER OF SHARES                                                                 OPTION TERM
                                 UNDERLYING OPTIONS   PERCENTAGE OF TOTAL   EXERCISE PRICE                     --------------------
             NAME                     GRANTED           OPTIONS GRANTED       ($/SHARE)      EXPIRATION DATE      5%         10%
             ----                ------------------   -------------------   --------------   ---------------   --------   ---------
Charles L. Abraham.............            --                  --                  --                 --            --          --
T. Michael Janney..............        31,250                 2.2%              $2.40            4/21/09       $47,167    $119,531
                                      166,665                11.8                2.40            4/21/09
Scott L. Mathews...............        58,335                 4.1                2.40            4/21/09        88,048     223,130
Marvin L. Slosman..............        31,250                 2.2                2.40            4/21/09        47,167     119,531

     The following table sets forth information concerning year end option values for fiscal 1999 for the executive officers named in the Summary Compensation Table above. The value of unexercised in-the-money options is calculated based on an assumed value equal to the initial public offering price of $15.00 per share.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                                    OPTIONS AT FISCAL YEAR END          FISCAL YEAR END
                                 SHARES ACQUIRED                    ---------------------------   ---------------------------
NAME                               ON EXERCISE     VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                             ---------------   --------------   -----------   -------------   -----------   -------------
Charles L. Abraham.............      37,500           $60,000         150,000        562,500      $2,130,000     $7,987,500
T. Michael Janney..............       3,313            33,788          82,625        101,563       1,160,775      1,404,690
Scott L. Mathews...............          --                --          56,250        168,750         708,750      2,126,250
Marvin L. Slosman..............          --                --          85,938        101,563       1,207,815      1,404,690

EMPLOYMENT, CHANGE OF CONTROL AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     CHARLES L. ABRAHAM holds the position of Chief Executive Officer and receives an annual salary of $175,000 per year, and a bonus of up to $70,000 per year based on performance objectives established by the board of directors. In addition, Mr. Abraham received a one time bonus of $189,355 during April 2000 in connection with the Company's successful completion of its initial public offering. Mr. Abraham will receive continued salary and benefits for a period of six months if we terminate his employment without cause. Mr. Abraham also holds options to purchase 750,000 shares of common stock at $0.80 per share, of which 25% or 187,500 shares, vest at the grant date with the remaining options vesting in three annual installments of 25% each. If we experience a change of control, 100% of the options will automatically vest.

     MARVIN L. SLOSMAN holds the position of Executive Vice President, Sales and receives an annual salary of $150,000 and a bonus of up to $60,000 based on the achievement of annual objectives. Mr. Slosman will receive continued salary and benefits for a period of six months if we terminate his employment without cause. Mr. Slosman also holds options to purchase 156,250 shares of common stock at $0.80 per share and 31,250 shares of common stock at $2.40 per share. These options vested 25% on the day of grant with the remaining options vesting in three annual installments of 25% each. If we experience a change of control, 100% of the options will automatically vest.

     T. MICHAEL JANNEY holds the position of Chief Financial Officer and receives an annual salary of $150,000 and a bonus of up to $45,000 based on the achievement of annual objectives. Mr. Janney will receive continued salary and benefits for a period of six months if we terminate his employment without cause. Mr. Janney also holds options to purchase 156,250 shares of common stock at $0.80 per share and 31,250 shares of common stock at $2.40 per share. These options vested 25% on the day of grant with the remaining options vesting in three annual installments of 25% each. If we experience a change of control, 100% of the options will automatically vest.

     SCOTT L. MATHEWS holds the position of President and Chief Operating Officer and receives an annual salary of $160,000 and a bonus of up to $64,000 based on the achievement of annual objectives. Mr. Mathews will receive continued salary and benefits for a period of six months if we terminate his employment without cause. Mr. Mathews also holds options to purchase 225,000 shares of our common stock at $2.40 per share. These options vested 25% on the day of grant with the remaining options vesting in three annual installments of 25% each. If we experience a change of control, 100% of the options will automatically vest.

     ARVIND SUBRAMANIAN holds the position of Executive Vice President, Sales and E-Business and receives an annual salary of $150,000 and a bonus of up to $52,500 based on the achievement of annual objectives. Mr. Subramanian will receive continued salary and benefits for a period of twelve months if we terminate his employment without cause. Mr. Subramanian also holds options to purchase 187,500 shares of our common stock at $11.20 per share. These options vested 25% on the day of grant with the remaining options vesting in three annual installments of 25% each. If we experience a change of control, 100% of the options will automatically vest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees of eMerge Interactive and administering various incentive compensation and benefit plans. During fiscal year 1999, our compensation committee consisted of Dr. Scott and Messrs. Forgash and Lynch. Dr. Scott is the Chief Executive Officer and Chairman of the Board of XL Vision and Mr. Forgash was an officer at Safeguard Scientifics, Inc. until his resignation in March 2000. At the end of fiscal year 1999, we owed XL Vision and Safeguard $1.7 million and $10.3 million, respectively.

BOARD COMMITTEES

     We have established an audit committee and a compensation committee. Our audit committee consists of three independent directors. During 1999, our audit committee consists of Douglas A. Alexander, Christopher Moller, Ph.D. and John
W. Poduska, Sr., Ph.D. The audit committee reviews the scope and result of the audit and other services provided by our independent auditors and reviews and evaluates our internal control functions. Our compensation committee consists of at least three disinterested directors who are non-employee directors. During 1999, our compensation committee consists of John S. Scott, Ph.D., E. Michael Forgash and Thomas C. Lynch. The compensation committee evaluates and approves the compensation and benefits for our executive officers and administers our equity compensation plans and makes recommendations to the board of directors regarding such matters.

DIRECTOR COMPENSATION

     We reimburse each member of our board of directors for out-of-pocket expenses incurred in connection with attending board meetings. We do not pay our directors cash compensation for attending meetings of the board of directors and committee meetings. Directors are eligible to receive options to purchase common stock under our equity compensation plan. All options granted to directors have been approved by unanimous vote of the board of directors. In each of October 1997 and March 1999, we granted Dr. Poduska options to purchase 31,250 shares of our common stock under our 1996 Equity Compensation Plan at an exercise price of $0.80 and $1.60 per share, respectively. In April 1999, we granted Mr. Alexander options to purchase 100,000 shares of our common stock under our 1996 Equity Compensation Plan at an exercise price of $2.40 per share.

EQUITY COMPENSATION

  Amended and Restated 1996 Equity Compensation Plan

     Our Amended and Restated 1996 Equity Compensation Plan was approved by our stockholders on January 26, 1996. The aggregate number of shares of common stock available for awards under the 1996 plan was 2,168,750 shares. No more than 625,000 shares in the aggregate may be granted to any individual in any calendar year. As of December 31, 1999, there were 1,866,991 shares issuable upon the exercise of outstanding options granted under the 1996 plan.

  1999 Equity Compensation Plan

     Our 1999 Equity Compensation Plan was approved by our stockholders on May 10, 1999. The aggregate number of shares of common stock available for awards under the 1999 plan is 2,500,000 shares. No more than 625,000 shares in the aggregate may be granted to any individual in any calendar year. As of December 31, 1999, there were 902,125 shares issuable upon the exercise of outstanding options granted under the 1999 plan.

  General

     The 1996 and 1999 equity compensation plans provide for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units to our designated employees, advisors and consultants, and to non-employee directors. The compensation committee of the board of directors administers and interprets the plans. The compensation committee consists of two or more persons appointed by the board of directors from among its members, each of whom must be a non-employee director as defined by Rule 16b-3 under the Securities Exchange Act of 1934, and an outside director as defined by section 162(m) of the Internal Revenue Code of 1986 and related Treasury Regulations.

  Eligibility for Participation

     Grants may be made to any of our employees or to employees of any of our subsidiaries, to any non-employee member of the board of directors or, under the 1999 plan, to individuals to whom an offer of employment has been extended. Key consultants and advisers who perform services for us or any of our subsidiaries are eligible if they render bona fide services, not as part of the offer or sale of securities in a capital-raising transaction.

401(K) PLAN

     We have adopted a tax qualified employee savings and retirement plan, the 401(k) plan, for eligible employees. We make matching contributions on behalf of all participants who have elected to make deferrals to the 401(k) plan. Any contributions to the 401(k) plan by us or by the participants are paid to a trustee. The 401(k) plan, and the accompanying trust, is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions and income earned, if any, are not taxable to employees until withdrawn. The contributions made by us vest in increments according to a vesting schedule. At the direction of each participant, the trustee invests the contributions made to the 401(k) plan in any number of investment options.

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of eMerge Interactive's common stock as of April 13, 2000 by:

     - Each person or entity who is known by us to beneficially own more than 5% of eMerge Interactive's outstanding common stock;
     - Each of the executive officers set forth on the summary compensation table;
     - Each director of eMerge Interactive; and
     - All directors and executive officers as a group.

     A person has beneficial ownership of shares if the individual has the power to vote or dispose of shares. This power can be exclusive or shared, direct or indirect. In addition, a person beneficially owns shares underlying options that are presently exercisable or will become exercisable within 60 days of April 13, 2000 and shares acquirable upon conversion of our preferred stock. Applicable percentage ownership in the following table is based on 33,050,644 shares of common stock outstanding as of April 13, 2000.

                           SHARES BENEFICIALLY OWNED

                                              OUTSTANDING                     SHARES BENEFICIALLY
                                                 SHARES         OPTIONS         OWNED ASSUMING
                                              BENEFICIALLY    EXERCISABLE         EXERCISE OF       PERCENT OF
          NAME OF BENEFICIAL OWNER               OWNED       WITHIN 60 DAYS         OPTIONS           SHARES
          ------------------------            ------------   --------------   -------------------   ----------
Safeguard Scientifics, Inc.
  800 The Safeguard Building
  435 Devon Park Drive
  Wayne, PA 19087(1)(3).....................   12,221,281      1,478,889          13,700,170           40.1%
Internet Capital Group, Inc.
  800 The Safeguard Building
  435 Devon Park Drive
  Wayne, PA 19087(2)(3).....................   12,221,281      1,478,889          13,700,170           40.1%

                                              OUTSTANDING                     SHARES BENEFICIALLY
                                                 SHARES         OPTIONS         OWNED ASSUMING
                                              BENEFICIALLY    EXERCISABLE         EXERCISE OF       PERCENT OF
          NAME OF BENEFICIAL OWNER               OWNED       WITHIN 60 DAYS         OPTIONS           SHARES
          ------------------------            ------------   --------------   -------------------   ----------
XL Vision, Inc.
  10315 102(nd) Terrace
  Sebastian, FL 32958(4)....................    5,533,125              0           5,533,125           16.7%
Technology Leaders I
  435 Devon Park Drive
  Building 700
  Wayne, PA 19087(5)(7).....................      854,062              0             854,062            2.6%
Technology Leaders II
  435 Devon Park Drive
  Building 700
  Wayne, PA 19087(6)(7).....................      920,000              0             920,000            2.8%
Charles L. Abraham..........................       67,500        307,500             375,000            1.1%
Douglas A. Alexander........................            0         25,000              25,000              *
Anthony A. Ibarguen.........................            0              0                   0              *
Thomas Michael Janney.......................        3,313         90,435              93,748              *
Thomas C. Lynch.............................       36,795              0              36,795              *
Scott L. Mathews............................            0        112,500             112,500              *
Christopher Moller, Ph.D....................        1,175              0               1,175              *
John W. Poduska, Ph.D.......................       85,450              0              85,450              *
John S. Scott, Ph.D.(8).....................       25,000              0              25,000              *
Marvin L. Slosman...........................            0         93,750              93,750              *
All directors and executive officers as a
  group (11 persons)........................      219,233        679,810             899,043            2.7%

---------------

  * Applicable percentage ownership in the table is based on an aggregate of 33,050,644 shares of class A and class B common stock outstanding as of April 13, 2000. The symbol * means that the percentage is less than 1%.
(1) Includes 1,122,915 shares owned by Safeguard Delaware, Inc., 4,153,921 shares owned by Safeguard Scientifics (Delaware), Inc., options held by Safeguard 98 Capital L.P. to acquire 340,000 shares of our stock that are currently owned by XL Vision, Inc., and the shares owned by Internet Capital Group, Inc. as outlined in footnote 2 below. Safeguard disclaims beneficial ownership of the shares owned by Internet Capital Group. Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc. are wholly owned subsidiaries of Safeguard. Safeguard Delaware, Inc. is the sole general partner of Safeguard 98 Capital L.P. This number does not include 854,062 shares beneficially owned by Technology Leaders I and 920,000 shares beneficially owned by Technology Leaders II, private equity funds in which Safeguard has indirect general partnership and limited partnership interests. Safeguard disclaims beneficial ownership of the shares beneficially owned by each of Technology Leaders I and Technology Leaders II.
(2) Includes 1,250,000 shares of class A common stock, 5,694,445 shares of class B common stock, a warrant to purchase 1,138,889 shares of class B common stock, and the shares owned by Safeguard as outlined in footnote 1 above. Internet Capital Group disclaims beneficial ownership of the shares owned by Safeguard. There are no other shares of class B common stock outstanding. The class B common stock is entitled to two and one-half votes per share.
(3) Safeguard Scientifics and Internet Capital Group are parties to a joint venture agreement under which they have agreed to use best efforts to agree to vote together on matters submitted to the stockholders for approval and for two designees of Safeguard Scientifics and two designees of Internet Capital Group in any elections of directors.
(4) Includes 2,475,000 shares owned by XL Vision, Inc. and 3,058,125 shares owned by XL Partners, L.P. XL Vision, Inc. is the sole general partner of XL Partners, L.P. Included in the shares owned by XL

    Vision, Inc. are 500,000 shares that are subject to an option to holders of its 6% convertible subordinated notes, and 75,000 shares that are subject to an option to certain XL Vision employees.
(5) Technology Leaders I consists of Technology Leaders L.P. and Technology Leaders Offshore C.V. Technology Leaders Management L.P., the sole general partner of Technology Leaders L.P. and a co-general partner of Technology Leaders Offshore C.V. exercises, through its executive committee, sole investment, voting and dispositive power with respect to the Shares owned by such entities. Of the 854,062 Shares beneficially owned by Technology Leaders I, 398,761 Shares are owned by Technology Leaders L.P. and 455,301 Shares are owned by Technology Leaders MI Corp., a wholly owned subsidiary of Technology Leaders Offshore C.V.
(6) Technology Leaders II consists of Technology Leaders II L.P. and Technology Leaders II Offshore C.V. Technology Leaders II Management L.P., the sole general partner of Technology Leaders L.P. and a co-general partner of Technology Leaders Offshore C.V. exercises, through its executive committee, sole investment, voting and dispositive power with respect to the Shares owned by such entities. Of the 920,000 Shares beneficially owned by Technology Leaders II, 512,716 Shares are owned by Technology Leaders II L.P. and 407,284 Shares are owned by Technology Leaders II Offshore C.V.
(7) Technology Leaders L.P., Technology Leaders Offshore C.V., Technology Leaders Management L.P., Technology Leaders MI Corp., Technology Leaders II L.P., Technology Leaders II Offshore C.V., and Technology Leaders II Management L.P. may be deemed to be members of a group for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934. Technology Leaders I disclaims beneficial ownership of the securities owned by Technology Leaders II and Technology Leaders II disclaims beneficial ownership of the securities owned by Technology Leaders I.
(8) John S. Scott, Ph.D. is Chief Executive Officer and Chairman of the Board of XL Vision, and disclaims beneficial ownership of the 5,533,125 shares held by XL Vision.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EQUITY AND DEBT FINANCING AGREEMENTS WITH XL VISION

     We were incorporated in September 1994 as a subsidiary of XL Vision, Inc., a private company that provides strategic, technical and business support to create imaging-related technology companies. From our inception through June 1999, we have funded our operating and investing cash requirements principally through private placements of common stock and preferred stock and from borrowings from XL Vision. As of March 31, 2000, XL Vision owns 16.7% of our capital stock.

     In July 1997, we signed a subordinated purchase money note with XL Vision for $4.4 million related to the transfer of infrared technology to eMerge. Approximately $1.4 million was outstanding under the notes as of December 31, 1999. This balance was paid in full with the proceeds received from our February 4, 2000 initial public offering.

     In December 1998, we issued 2,400,000 shares of series B junior preferred stock to XLVision, one of our significant stockholders, at a purchase price of $2.00 per share. As payment for the shares, XL Vision cancelled our debt of $4.8 million owed to XL Vision related to working capital expenditures, which were incurred on our behalf by XL Vision. As a result of that transaction, XL Vision's ownership of our capital stock increased from 22.0% to 35.8% as of December 1998. XL Vision also canceled $7.5 million of debt related to working capital expenditures, which were incurred on our behalf by XL Vision as a contribution of debt to equity. The shares of series B junior preferred stock are also subject to the registration rights agreement executed in connection with the series A preferred stock. The shares of series A and series B preferred stock converted into shares of class A common stock concurrent with our February 4, 2000 initial public offering.

     In January 1999, we signed a revolving promissory note with XL Vision for up to $3.0 million, of which approximately $232,000 was outstanding as of December 31, 1999. The revolving promissory note bears interest at the prime lending rate plus 1% and was paid in full with the proceeds received from our February 4, 2000 initial public offering.

EQUITY AND DEBT FINANCING AGREEMENTS WITH AFFILIATES OF SAFEGUARD SCIENTIFICS, INC.

     In April 1999, we signed two promissory notes, totaling $1.1 million with Safeguard Delaware, Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. and the sole general partner of Safeguard XL Capital and Safeguard 99 Capital L.P., two of our significant stockholders. Safeguard Scientifics, Inc. beneficially owns approximately 55% of the outstanding shares of capital stock of XL Vision. These promissory notes were paid in full with the proceeds of the sale of our series C preferred stock.

     In May 1999, we issued 1,000,000 shares of series C preferred stock to Safeguard 99 Capital L.P., an affiliate of Safeguard Scientifics, Inc., at a price of $5.00 per share. The shares of series C preferred stock are also subject to the registration rights agreement executed in connection with the series A preferred stock. The shares of C preferred stock converted into shares of class A common stock concurrent with our February 4, 2000 initial public offering.

     In July 1999, we signed a revolving promissory note with Safeguard Delaware, Inc. for up to $3.0 million. At September 30, 1999, $3.0 million had been advanced by Safeguard. The revolving promissory note bears interest at the prime lending rate plus 1%. The note was paid in full with the proceeds received from our February 4, 2000 initial public offering.

     In August 1999, we signed a demand note with Safeguard Delaware, Inc. in the principal amount of $2.5 million. The note bears interest at the prime rate plus 1% and is payable on demand. In September 1999, we signed a demand note with Safeguard Delaware, Inc. in the principal amount of $2.0 million. The note bears interest at the prime rate plus 1% and is payable on demand. In October 1999, we signed a demand note with Safeguard Delaware, Inc. in the principal amount of $2.5 million. The note bears interest at the prime rate plus 1% and is payable on demand. In October 1999, we cancelled these outstanding notes in exchange for a note in the amount of $7.1 million. As of December 31, 1999, we owed a total of approximately $10.3 million to Safeguard. This balance was paid in full with the proceeds received from our February 4, 2000 initial public offering.

ISSUANCE OF PREFERRED STOCK AND A WARRANT TO INTERNET CAPITAL GROUP, INC.

     On November 16, 1999, we issued 4,555,556 shares of series D preferred stock and a warrant to purchase 1,138,889 shares of class B common stock for the aggregate consideration of $38.8 million to Internet Capital Group, Inc.

     We received $18.0 million of the total purchase price in cash and $23.0 million in the form of a promissory note. The note will be due and payable one year after its issue and does not bear interest. The note is secured by 2,555,556 shares of series D preferred stock (converted to 3,194,445 shares of class B common stock with completion of initial public offering). Interest on the promissory note was imputed at 9.5% and amounts to $2.2 million over the life of the note. In connection with the issuance of the stock and the warrant, we granted Internet Capital Group registration rights that are substantially the same as those that apply to our series A preferred stock.

     The series D preferred stock automatically converted into shares of class B common stock concurrent with our February 4, 2000 initial public offering. Class B common stock is entitled to two and one-half votes per share. The warrant expires three years from the date of issuance, and is exercisable at $15 per share. The class B common stock automatically converts into class A common stock upon transfer by Internet Capital Group to a non-affiliated party.

     Douglas A. Alexander, one of our directors, is an executive officer of Internet Capital Group. Anthony A. Ibarguen, one of our directors, is a managing director of Internet Capital Group. Additionally, Safeguard Scientifics, Inc. beneficially owns approximately 13.8% of the outstanding shares of common stock of Internet Capital Group as of April 17, 2000.

     Internet Capital Group and Safeguard are parties to a joint venture agreement under which each has agreed to:

     - Use best efforts to agree and vote on a course of action that is in the best interest of both parties in all matters submitted to the stockholders for approval;

     - Vote its shares for the election of two designees of Safeguard and two designees of Internet Capital Group in any election of directors of eMerge Interactive;

     - Offer shares of eMerge Interactive stock to the other party at the fair market price of the shares before offering the shares to any unaffiliated party, other than in a sale of all of its shares; and

     - Discuss its intentions with the other party before selling all of its shares to an unaffiliated party and use its best efforts to provide the other party with the opportunity to purchase or participate in the purchase of the shares.

     Together, Internet Capital Group and Safeguard beneficially own approximately 40.1% of our capital stock and as a result control approximately 48.6% of the voting power of our capital stock as of March 31, 2000.

SERVICE AGREEMENTS WITH XL VISION AND SAFEGUARD SCIENTIFICS

     We have contractual service agreements with XL Vision and Safeguard Scientifics. Under an administrative services agreement dated December 15, 1997, as amended on August 17, 1999, XL Vision and Safeguard provide us with management consultation, investor relations, financial management, human resource management, legal services, insurance programs, and administrative services. We pay a fee pursuant to a formula that is based on a percentage of our revenue, not to exceed $300,000 annually. The fee is not due until we achieve positive cash flow from operations. We owe XL Vision and Safeguard each $18,600 under this agreement for fiscal 1998, and $26,600 for fiscal 1999. The agreement extends through December 31, 2002 and continues unless terminated by either party.

     Under a direct charge administrative services agreement dated April 14, 1997, XL Vision also provides us with management services on a time and materials basis. We owe XL Vision $460,000 under this agreement for fiscal 1998, and $455,000 for fiscal 1999. This agreement continues on a month-to-month basis, and may be terminated at any time by either party.

REAL ESTATE LEASE WITH XL VISION

     We currently lease our facilities in Sebastian, Florida from XL Vision, Inc., which leases the entire facility from XL Realty, Inc., a subsidiary of Safeguard Scientifics, Inc. We believe that the rent that we pay pursuant to our lease is consistent with the market rent for similar space in the area. Our lease terminates on January 1, 2001 and we will have the option to renew the lease for an additional one year term.

LOAN AGREEMENT WITH MR. ABRAHAM

     On January 28, 2000, we entered into a term note with Charles L. Abraham, our Chief Executive Officer, under which Mr. Abraham borrowed $100,000. The note bears interest at the prime lending rate plus one percent, which as of February 1, 2000 equaled 9.5%. The note matures on the earlier of the second anniversary of the date of the note or the date on which Mr. Abraham receives a bonus from us relating to the successful completion of an initial public offering. The proceeds of the loan were used to finance the exercise of options to purchase 30,000 shares of our common stock and to pay taxes in connection therewith. The note is secured by shares of our common stock owned by Mr. Abraham pursuant to a pledge agreement. On April 18, 2000, the note was paid in full when Mr. Abraham received a bonus from us relating to the successful completion of our initial public offering on February 4, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED WITH REPORT

     1. The Consolidated Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:

                        DESCRIPTION                           PAGE NO.
                        -----------                           --------
Independent Auditors' Reports...............................    F-1
Consolidated Balance Sheets -- December 31, 1998 and
  1999......................................................    F-2
Consolidated Statements of Operations -- December 31, 1997,
  1998 and 1999.............................................    F-3
Consolidated Statements of Stockholders' Equity -- December
  31, 1998 and 1999.........................................    F-4
Consolidated Statements of Cash Flows.......................    F-5
Notes to Consolidated Financial Statements..................    F-7

     2. Financial Statement Schedules: Not required or the information required to be included therein is reflected in the Financial Statements.

     3. Exhibits

EXHIBIT
NUMBER                           DESCRIPTION                           REFERENCE
-------                          -----------                           ---------
1.1      Form of Underwriting Agreement..............................      *
1.2      Form of Standby Stock Purchase Agreement....................      *
3.1      Second Amended and Restated Certificate of Incorporation of
         eMerge Interactive..........................................      *
3.2      Amended and Restated Bylaws of eMerge Interactive...........      *
10.1     Amended and Restated 1996 Equity Compensation Plan..........      *
10.2     1999 Equity Compensation....................................      *
10.3     Master License Agreement dated July 29, 1998 between eMerge
         Interactive and Her Majesty the Queen of Canada, as
         represented by the Minister of Agriculture and Agri-Food
         Canada......................................................     **
10.4     Administrative Services Agreement dated December 15, 1997
         between eMerge Interactive, Safeguard Scientifics, Inc. and
         XL Vision, Inc., as amended on August 17, 1999..............      *
10.5     Direct Charge Administrative Services Agreement dated April
         15, 1997 between eMerge Interactive and XL Vision, Inc......      *
10.6     Asset Purchase Agreement dated February 24, 1999 between
         eMerge Interactive, CIN, LLC and Dr. Scott Crain............      *
10.7     Stock Purchase Agreement dated March 22, 1999 between eMerge
         Interactive, Cyberstockyard, Inc. and J. Scott Sanders,
         David Sanders, Scott Calhoun and Dr. Duane Pankratz.........      *
10.8     Stockholders Agreement dated July 29, 1998 among eMerge
         Interactive, and individuals designated as the former
         shareholders of STS Agriventures, Ltd.......................      *
10.9     Purchase Agreement dated July 29, 1998 among eMerge
         Interactive, NutriCharge, J Technologies, LLC, and the
         Biegert Family Irrevocable Trust............................      *
10.10    Asset Purchase Agreement dated January 15, 1999 between
         eMerge Interactive and Sperry Marine, Inc...................      *
10.11    Purchase and License Agreement dated January 15, 1999
         between eMerge Interactive and Sperry Marine, Inc...........      *

EXHIBIT
NUMBER                           DESCRIPTION                           REFERENCE
-------                          -----------                           ---------
10.12    Asset Purchase Agreement dated May 19, 1999 between eMerge
         Interactive and Professional Cattle Consultants, L.L.C......      *
10.13    Letter of Agreement dated January 12, 2000 between eMerge
         Interactive and Southern States, Cooperative, Inc...........      *
10.14    Subscription Agreement letter for purchase of Series B
         Junior Preferred Stock......................................      *
10.15    Preferred Stock Purchase Agreement dated April 1, 1999
         (Series C Preferred Stock)..................................      *
10.16    Common Stock Purchase Agreement dated August 16, 1999
         between eMerge Interactive and Turnkey Computer Systems,
         Inc.........................................................      *
10.17    Registration Rights Agreement dated July 18, 1997...........      *
10.18    Real Property Sublease between XL Vision and eMerge
         Interactive, dated December 1999............................      *
10.19    Stockholders' and Registration Rights Agreement dated
         February 24, 1999...........................................      *
10.20    Joinder and Correction to Stockholders and Registration
         Rights Agreement dated March 29, 1000.......................      *
10.21    (a) Revolving Note dated July 21, 1999 from eMerge
         Interactive to Safeguard Delaware, Inc., Amended Revolving
         Note dated August 3, 1999,..................................      *
         (b) Second Amended Revolving Note dated October 25, 1999,...      *
         (c) Third Amended Revolving Note dated December 6, 1999
         and.........................................................      *
         (d) Fourth Amended Revolving Note dated January 31, 2000....      *
10.22    Revolving Note dated January 1, 1999 from XL Vision to
         eMerge Interactive..........................................      *
10.23    Promissory Note dated August 31, 1999 from eMerge
         Interactive to Safeguard Delaware, Inc. (cancelled).........      *
10.24    Term note dated October 25, 1999 from eMerge Interactive to
         Safeguard...................................................      *
10.25    Promissory Note dated October 6, 1999 from eMerge
         Interactive to Safeguard Delaware, Inc. (cancelled).........      *
10.26    Stockholders Agreement dated July 17, 1997 and Joinder to
         Stockholder's Agreement.....................................      *
10.27    Subordinated Purchase Money Note from eMerge Interactive to
         XL Vision dated July 15, 1997...............................      *
10.28    Toll Processing Agreement dated August 16, 1999 between
         eMerge Interactive and ADM Animal Health & Nutrition, a
         division of Archer-Daniels-Midland Company..................      *
10.29    Term Note dated October 25, 1999 from eMerge Interactive to
         Safeguard Delaware, Inc.....................................      *
10.30    Securities Purchase Agreement dated October 27, 1999 between
         eMerge Interactive Technologies, LLC and Internet Capital
         Group, Inc..................................................      *
10.31    Registration Rights Agreement dated October 27, 1999 between
         eMerge Interactive and Internet Capital Group, Inc..........      *
10.32    Cooperative Research and development Agreement between
         USDA's Agricultural Research Service, eMerge and Iowa State
         University of Science and Technology concerning Methods for
         Detecting Fecal and Ingesta Contamination on Meat dated on
         Meat dated August 4, 1999...................................      *
10.33    Exclusive License Agreement between Iowa State University
         Research Foundation, Inc., and eMerge dated August 3,
         1999........................................................      *
10.34    Term Note and Pledge Agreement dated January 28, 2000
         between eMerge and Charles Abraham..........................      *

EXHIBIT
NUMBER                           DESCRIPTION                           REFERENCE
-------                          -----------                           ---------
21.1     Subsidiaries of the Registrant..............................      *
27.1     Financial Data Schedule.....................................     **
99.1     Form letter from eMerge Interactive, Inc. to holders of more than 100 shares of Safeguard Scientifics, Inc. describing
         the Safeguard Subscription Program..........................      *
99.2...  Form of letter from Adams, Harkness & Hill, Inc. to
         Safeguard Scientific Inc. shareholders......................      *
99.3...  Form of letter from eMerge Interactive, Inc. to Brokers
         describing the Safeguard Subscription Program...............      *
99.4...  Form of Subscription Form for Safeguard Subscription
         Program.....................................................      *

---------------

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

Dated: May 1, 2000

                                          eMerge Interactive, Inc.


             By: /s/ CHARLES L. ABRAHAM                President Chief Executive Officer and Director
  -------------------------------------------------    (Principal Executive Officer)
                 Charles L. Abraham

                /s/ T. MICHAEL JANNEY                  Vice President and Chief Financial Officer
  -------------------------------------------------    (principal financial and accounting officer)
                  T. Michael Janney

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

                        NAME                                      CAPACITY                   DATE
-----------------------------------------------------  -------------------------------  --------------

               /s/ CHARLES L. ABRAHAM                  President, Chief Executive        May 1, 2000
-----------------------------------------------------  Officer and Director (principal
                 Charles L. Abraham                    executive officer)

                 /s/ MICHAEL JANNEY                    Vice Chairman and Chief           May 1, 2000
-----------------------------------------------------  Financial Officer (principal
                   Michael Janney                      financial and accounting
                                                       officer)

                  /s/ JOHN S. SCOTT                    Chairman of the Board             May 1, 2000
-----------------------------------------------------
                    John S. Scott

              /s/ DOUGLAS A. ALEXANDER                 Director                          May 1, 2000
-----------------------------------------------------
                Douglas A. Alexander

                 /s/ THOMAS C. LYNCH                   Director                          May 1, 2000
-----------------------------------------------------
                   Thomas C. Lynch

               /s/ CHRISTOPHER MOLLER                  Director                          May 1, 2000
-----------------------------------------------------
                 Christopher Moller

                 /s/ JOHN W. PODUSKA                   Director                          May 1, 2000
-----------------------------------------------------
                   John W. Poduska

               /s/ ANTHONY A. IBARGUEN                 Director                          May 1, 2000
-----------------------------------------------------
                 Anthony A. Ibarguen

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

                                                     /s/ KPMG LLP

Orlando, Florida
February 7, 2000, except for Note 14 which is as of February 17, 2000

                            EMERGE INTERACTIVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                                            PROFORMA
                                                                  1998          1999          1999
                                                              ------------   -----------   -----------
                                                                                           (UNAUDITED)
                                                ASSETS
Current assets:
  Cash......................................................  $        268   $12,316,497   $12,316,497
  Trade accounts receivable, less allowance for doubtful
    accounts of $0 in 1998 and $75,000 in 1999..............        68,421     1,144,133     1,144,133
  Inventories (note 3)......................................       706,557     1,201,203     1,201,203
  Cattle deposits...........................................            --       473,859       473,859
  Prepaid expenses..........................................        27,837        71,078        71,078
  Net assets of discontinued operations (note 12)...........     2,285,341       297,003       297,003
  Other current assets......................................            --       136,349       136,349
                                                              ------------   -----------   -----------
        Total current assets................................     3,388,424    15,640,122    15,640,122
Property and equipment, net (note 4)........................       513,837     1,895,754     1,895,754
Capitalized offering costs..................................            --       447,644       447,644
Investment in Turnkey Computer Systems, Inc. (note 5).......            --     1,822,833     1,822,833
Intangibles, net (note 6)...................................     2,699,828     5,955,360     5,955,360
                                                              ------------   -----------   -----------
        Total assets........................................  $  6,602,089   $25,761,713    25,761,713
                                                              ============   ===========   ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease obligation with
    related party (note 10).................................  $     79,852   $    82,320   $    82,320
  Note payable (note 5).....................................            --       500,000       500,000
  Accounts payable..........................................       423,946     1,187,900     1,187,900
  Accrued liabilities:
    Salaries and benefits...................................       283,103       967,749       967,749
    Other...................................................       319,989       818,041       818,041
  Advance payments from customers...........................            --       222,750       222,750
  Due to related parties (note 10)..........................     5,187,334    12,053,715    12,053,715
                                                              ------------   -----------   -----------
        Total current liabilities...........................     6,294,224    15,832,475    15,832,475
Capital lease obligation with related party, excluding
  current installments (note 10)............................       305,018       224,068       224,068
Note payable (note 5).......................................            --       400,000       400,000
                                                              ------------   -----------   -----------
        Total liabilities...................................     6,599,242    16,456,543    16,456,543
                                                              ------------   -----------   -----------
Commitments and contingencies (notes 10 and 13)
Subsequent event (note 14)
Redeemable Class A common stock, no shares issued and
  outstanding in 1998, 62,500 shares issued and outstanding
  in 1999, no shares issued and outstanding pro forma (note
  5)........................................................            --       414,339            --
                                                              ------------   -----------   -----------
Stockholders' equity (notes 7, 9, 10 and 14):
  Preferred stock, $.01 par value, authorized 15,000,000
    shares:
    Series A preferred stock, (aggregate involuntary
      liquidation preference of $7,386,314 in 1998 and
      $8,030,675 in 1999), designated 6,500,000 shares,
      issued and outstanding 6,443,606 shares in 1998 and
      1999; no shares issued and outstanding proforma.......        64,436        64,436            --
    Series B junior preferred stock, (aggregate involuntary
      liquidation preference of $4,801,315 in 1998 and
      $5,281,316 in 1999), designated 2,400,000 shares,
      issued and outstanding 2,400,000 shares in 1998 and
      1999; no shares issued and outstanding proforma.......        24,000        24,000            --
    Series C preferred stock, (aggregate liquidation
      preference of $0 in 1998 and $5,891,781 in 1999),
      designated 1,300,000 shares; issued outstanding -0-
      shares in 1998 and 1,100,000 shares in 1999; no shares
      issued and outstanding proforma.......................            --        11,000            --
    Series D preferred stock, (aggregate liquidation
      preference of $0 in 1998 and $41,823,749 in 1999),
      designated 4,555,556 shares, issued and outstanding no
      shares in 1998 and 4,555,556 in 1999; no shares issued
      and outstanding proforma..............................            --        45,556            --
  Common stock, $.008 par value, authorized 100,000,000
    shares:
    Class A common stock, designated 92,711,110 shares,
      issued and outstanding 5,845,625 shares in 1998 and
      7,046,444 shares in 1999 and 19,538,452 shares
      proforma..............................................        46,765        56,372       156,308
    Class B common stock, designated 7,288,890 shares; no
      shares issued and outstanding in 1998 and 1999;
      5,694,445 shares outstanding proforma.................            --            --        45,556
  Additional paid-in capital................................    16,648,286    62,312,315    62,726,154
  Accumulated deficit.......................................   (16,780,640)  (32,375,926)  (32,375,926)
  Subscription receivable from Internet Capital Group,
    Inc.....................................................            --   (21,188,320)  (21,188,320)
  Unearned compensation.....................................            --       (58,602)      (58,602)
                                                              ------------   -----------   -----------
        Total stockholders' equity..........................         2,847     8,890,831     9,305,170
                                                              ------------   -----------   -----------
        Total liabilities and stockholders' equity..........  $  6,602,089   $25,761,713   $25,761,713
                                                              ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                            EMERGE INTERACTIVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                           1997           1998           1999
                                                       ------------   ------------   ------------
Revenue (note 11)....................................  $         --   $  1,792,471   $ 43,783,124
Cost of revenue (including $-0-, $511,000 and
  $343,000 to related parties -- notes 10 and 11)....            --      2,623,447     43,517,459
                                                       ------------   ------------   ------------
       Gross profit (loss)...........................            --       (830,976)       265,665
                                                       ------------   ------------   ------------
Operating expenses:
  Selling, general and administrative (note 10)......       627,606      3,659,810     11,239,188
  Research and development (including $51,000,
     $119,000 and $233,000 to related parties -- note
     10).............................................       727,753      1,109,382      4,343,783
                                                       ------------   ------------   ------------
          Total operating expenses...................     1,355,359      4,769,192     15,582,971
                                                       ------------   ------------   ------------
       Profit (loss) from continuing operations......    (1,355,359)    (5,600,168)   (15,317,306)
Related party interest expense (note 10).............      (141,167)      (331,594)      (764,042)
Interest and other income............................            --             --        475,642
                                                       ------------   ------------   ------------
       Profit (loss) from continuing operations
          before income taxes........................    (1,496,526)    (5,931,762)   (15,605,706)
Income tax expense (benefit) (note 8)................            --             --             --
                                                       ------------   ------------   ------------
       Profit (loss) from continuing operations......    (1,496,526)    (5,931,762)   (15,605,706)
Discontinued operations (note 12):
  Income (loss) from operations of discontinued
     transportation segment (including $814,000,
     $370,000 and $171,000 to related parties -- note
     10).............................................    (3,987,097)    (1,808,951)        10,420
  Loss on disposal of transportation segment.........            --        (91,415)            --
                                                       ------------   ------------   ------------
       Net profit (loss).............................  $ (5,483,623)  $ (7,832,128)  $(15,595,286)
                                                       ============   ============   ============
Net profit (loss) attributable to common
  shareholders.......................................  $ (5,483,623)  $ (7,832,128)  $(21,133,237)
                                                       ============   ============   ============
Net profit (loss) from continuing operations per
  common share -- basic and diluted..................  $      (3.91)  $      (1.36)  $      (3.11)
                                                       ============   ============   ============
Net profit (loss) per common share -- basic and
  diluted............................................  $     (14.34)  $      (1.80)  $      (3.11)
                                                       ============   ============   ============
Weighted average number of common shares
  outstanding -- basic and diluted...................       382,273      4,356,926      6,794,755
                                                       ============   ============   ============

          See accompanying notes to consolidated financial statements.

                            eMERGE INTERACTIVE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           DECEMBER 31, 1998 AND 1999

                                                              PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK
                                                                 SERIES A              SERIES B              SERIES C
                                                            -------------------   -------------------   -------------------
                                                             SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                                            ---------   -------   ---------   -------   ---------   -------
Balances at December 31, 1996.............................         --   $    --          --   $    --          --   $    --
Issuance of common stock to XL Vision, Inc., for cash at
 $.008 per share (note 10)................................         --        --          --        --          --        --
Sale of Series A preferred stock for cash at $1.00 per
 share (note 6)...........................................  6,443,606    64,436          --        --          --        --
Transfer of technology by XL Vision, Inc.
 (note 10)................................................         --        --          --        --          --        --
Net profit (loss).........................................         --        --          --        --          --        --
                                                            ---------   -------   ---------   -------   ---------   -------
Balances at December 31, 1997.............................  6,443,606    64,436          --        --          --        --
Contribution of debt to equity by XL Vision, Inc. (note
 10)......................................................         --        --          --        --          --        --
Issuance of Series B preferred stock in exchange for
 contribution of debt to equity by XL Vision,
 Inc. at $2.00 per share (note 10)........................         --        --   2,400,000    24,000          --        --
Issuance of common stock in connection with Nutri-Charge
 transaction at $0.80 per share (note 6)..................         --        --          --        --          --        --
Contribution of put rights by XL Vision, Inc. (note 6)....         --        --          --        --          --        --
Net profit (loss).........................................         --        --          --        --          --        --
                                                            ---------   -------   ---------   -------   ---------   -------
Balances at December 31, 1998.............................  6,443,606    64,436   2,400,000    24,000          --        --
Exercise of stock options for cash at $.80 per share......         --        --          --        --          --        --
Issuance of common stock in connection with CIN
 transaction at $0.96 per share (note 6)..................         --        --          --        --          --        --
Issuance of common stock in connection with Cyberstockyard
 transaction at $1.80 per share (note 6)..................         --        --          --        --          --        --
Issuance of Series C preferred stock at $5.00 per share
 (note 7).................................................         --        --          --        --   1,100,000    11,000
Issuance of Series D preferred stock at $9.00 per share,
 including beneficial conversion feature of $5,523,612
 (note 10)................................................         --        --          --        --          --        --
Beneficial conversion feature (note 10)...................         --        --          --        --          --        --
Issuance of warrant (note 10).............................         --        --          --        --          --        --
Accretion to redemption value of Class A common stock
 issued in connection with the Turnkey Computer Systems,
 Inc. transaction (note 5)................................         --        --          --        --          --        --
Accretion of imputed interest on note receivable from
 Internet Capital Group, Inc. (note 10)...................         --        --          --        --          --        --
Net profit (loss).........................................         --        --          --        --          --        --
Unearned compensation (note 9)............................         --        --          --        --          --        --
Amortization of unearned compensation (note 9)............         --        --          --        --          --        --
                                                            ---------   -------   ---------   -------   ---------   -------
Balances at December 31, 1999.............................  6,443,606   $64,436   2,400,000   $24,000   1,100,000   $11,000
                                                            =========   =======   =========   =======   =========   =======


                                                              PREFERRED STOCK        COMMON STOCK        COMMON STOCK
                                                                 SERIES D               CLASS A             CLASS B
                                                            -------------------   -------------------   ---------------
                                                             SHARES     AMOUNT     SHARES     AMOUNT    SHARES   AMOUNT
                                                            ---------   -------   ---------   -------   ------   ------
Balances at December 31, 1996.............................         --   $    --     450,000   $ 3,600      --     $ --
Issuance of common stock to XL Vision, Inc., for cash at
 $.008 per share (note 10)................................         --        --   2,808,125    22,465      --       --
Sale of Series A preferred stock for cash at $1.00 per
 share (note 6)...........................................         --        --          --        --      --       --
Transfer of technology by XL Vision, Inc.
 (note 10)................................................         --        --          --        --      --       --
Net profit (loss).........................................         --        --          --        --      --       --
                                                            ---------   -------   ---------   -------    ----     ----
Balances at December 31, 1997.............................         --        --   3,258,125    26,065      --       --
Contribution of debt to equity by XL Vision, Inc. (note
 10)......................................................         --        --          --        --      --       --
Issuance of Series B preferred stock in exchange for
 contribution of debt to equity by XL Vision,
 Inc. at $2.00 per share (note 10)........................         --        --          --        --      --       --
Issuance of common stock in connection with Nutri-Charge
 transaction at $0.80 per share (note 6)..................         --        --   2,587,500    20,700      --       --
Contribution of put rights by XL Vision, Inc. (note 6)....         --        --          --        --      --       --
Net profit (loss).........................................         --        --          --        --      --       --
                                                            ---------   -------   ---------   -------    ----     ----
Balances at December 31, 1998.............................         --        --   5,845,625    46,765      --       --
Exercise of stock options for cash at $.80 per share......         --        --     200,819     1,607      --       --
Issuance of common stock in connection with CIN
 transaction at $0.96 per share (note 6)..................         --        --     750,000     6,000      --       --
Issuance of common stock in connection with Cyberstockyard
 transaction at $1.80 per share (note 6)..................         --        --     250,000     2,000      --       --
Issuance of Series C preferred stock at $5.00 per share
 (note 7).................................................         --        --          --        --      --       --
Issuance of Series D preferred stock at $9.00 per share,
 including beneficial conversion feature of $5,523,612
 (note 10)................................................  4,555,556    45,556          --        --      --       --
Beneficial conversion feature (note 10)...................         --        --          --        --      --       --
Issuance of warrant (note 10).............................         --        --          --        --      --       --
Accretion to redemption value of Class A common stock
 issued in connection with the Turnkey Computer Systems,
 Inc. transaction (note 5)................................         --        --          --        --      --       --
Accretion of imputed interest on note receivable from
 Internet Capital Group, Inc. (note 10)...................         --        --          --        --      --       --
Net profit (loss).........................................         --        --          --        --      --       --
Unearned compensation (note 9)............................         --        --          --        --      --       --
Amortization of unearned compensation (note 9)............         --        --          --        --      --       --
                                                            ---------   -------   ---------   -------    ----     ----
Balances at December 31, 1999.............................  4,555,556   $45,556   7,046,444   $56,372      --     $ --
                                                            =========   =======   =========   =======    ====     ====

                                                                                             NOTE
                                                                                          RECEIVABLE
                                                                                             FROM
                                                            ADDITIONAL                     INTERNET
                                                              PAID-IN     ACCUMULATED      CAPITAL        UNEARNED
                                                              CAPITAL       DEFICIT      GROUP, INC.    COMPENSATION      TOTAL
                                                            -----------   ------------   ------------   ------------   -----------
Balances at December 31, 1996.............................  $     3,816   $ (3,464,889)  $         --           --     $(3,457,473)
Issuance of common stock to XL Vision, Inc., for cash at
 $.008 per share (note 10)................................           --             --             --           --          22,465
Sale of Series A preferred stock for cash at $1.00 per
 share (note 6)...........................................    6,379,170             --             --           --       6,443,606
Transfer of technology by XL Vision, Inc.
 (note 10)................................................   (4,400,000)            --             --           --      (4,400,000)
Net profit (loss).........................................           --     (5,483,623)            --           --       5,483,623)
                                                            -----------   ------------   ------------     --------     -----------
Balances at December 31, 1997.............................    1,982,986     (8,948,512)            --           --      (6,875,025)
Contribution of debt to equity by XL Vision, Inc. (note
 10)......................................................    7,500,000             --             --           --       7,500,000
Issuance of Series B preferred stock in exchange for
 contribution of debt to equity by XL Vision,
 Inc. at $2.00 per share (note 10)........................    4,776,000             --             --           --       4,800,000
Issuance of common stock in connection with Nutri-Charge
 transaction at $0.80 per share (note 6)..................    2,049,300             --             --           --       2,070,000
Contribution of put rights by XL Vision, Inc. (note 6)....      340,000             --             --           --         340,000
Net profit (loss).........................................           --     (7,832,128)            --           --      (7,832,128)
                                                            -----------   ------------   ------------     --------     -----------
Balances at December 31, 1998.............................   16,648,286    (16,780,640)            --           --           2,847
Exercise of stock options for cash at $.80 per share......      185,798             --             --           --         187,405
Issuance of common stock in connection with CIN
 transaction at $0.96 per share (note 6)..................      714,000             --             --           --         720,000
Issuance of common stock in connection with Cyberstockyard
 transaction at $1.80 per share (note 6)..................      448,000             --             --           --         450,000
Issuance of Series C preferred stock at $5.00 per share
 (note 7).................................................    5,489,000             --             --           --       5,500,000
Issuance of Series D preferred stock at $9.00 per share,
 including beneficial conversion feature of $5,523,612
 (note 10)................................................   40,967,503             --    (20,815,000)          --      20,198,059
Beneficial conversion feature (note 10)...................   (5,523,612)            --             --           --      (5,523,612)
Issuance of warrant (note 10).............................    3,325,553             --             --           --       3,325,553)
Accretion to redemption value of Class A common stock
 issued in connection with the Turnkey Computer Systems,
 Inc. transaction (note 5)................................      (14,339)            --             --           --         (14,339)
Accretion of imputed interest on note receivable from
 Internet Capital Group, Inc. (note 10)...................           --             --       (373,320)          --        (373,320)
Net profit (loss).........................................           --    (15,595,286)            --           --     (15,595,286)
Unearned compensation (note 9)............................       72,176             --             --      (72,126)             --
Amortization of unearned compensation (note 9)............           --             --             --       13,524          13,524
                                                            -----------   ------------   ------------     --------     -----------
Balances at December 31, 1999.............................   62,312,315   $(32,375,926)  $(21,188,320)     (58,602)    $ 8,890,831
                                                            ===========   ============   ============     ========     ===========

          See accompanying notes to consolidated financial statements.

                            EMERGE INTERACTIVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                            1997          1998           1999
                                                         -----------   -----------   ------------
Cash flows from operating activities:
  Net profit (loss)....................................  $(5,483,623)  $(7,832,128)  $(15,595,286)
  Adjustments to reconcile net profit (loss) to net
     cash used in operating activities:
       Depreciation and amortization...................      122,486       438,576      1,770,571
       Accretion of imputed interest on note
          receivable...................................           --            --       (373,320)
       Amortization of unearned compensation...........           --            --         13,524
       Changes in operating assets and liabilities:
          Trade accounts receivable, net...............           --      (368,421)      (759,162)
          Inventories..................................     (635,963)      (70,594)      (494,646)
          Cattle deposits..............................           --            --       (473,859)
          Prepaid expenses and other assets............      (32,338)        5,805       (179,590)
          Net assets of discontinued operations........     (853,501)   (1,140,425)            --
          Accounts payable.............................      719,694      (301,423)       593,645
          Accrued liabilities..........................      198,759       328,791       (343,729)
          Advance payments from customers..............           --            --        222,750
                                                         -----------   -----------   ------------
          Net cash used by operating activities........   (5,964,486)   (8,939,819)   (15,619,102)
                                                         -----------   -----------   ------------
Cash flows from investing activities:
  Proceeds from sale of discontinued operations........           --            --      1,927,230
  Purchases of property and equipment..................     (506,540)     (460,290)    (1,672,461)
  Purchases of intangibles.............................           --      (431,923)       (25,002)
  Business combinations, net of cash acquired of
     $737..............................................           --            --     (1,799,263)
  Investment in Turnkey Computer Systems, Inc..........           --            --        (22,833)
                                                         -----------   -----------   ------------
          Net cash used by investing activities........     (506,540)     (892,213)    (1,592,329)
                                                         -----------   -----------   ------------
Cash flows from financing activities:
  Net borrowings from related parties..................        3,810     9,447,030      6,866,381
  Proceeds from capital lease financing with related
     party.............................................           --       440,832             --
  Payment on note payable..............................           --            --       (500,000)
  Payments on capital lease obligations................           --       (55,962)       (78,482)
  Capitalized Offering costs...........................           --            --       (447,644)
  Sale of preferred stock..............................    6,443,606            --     23,500,000
  Sale of common stock.................................       22,465            --        187,405
                                                         -----------   -----------   ------------
          Net cash provided by financing activities....    6,469,881     9,831,900     29,527,660
                                                         -----------   -----------   ------------
          Net increase (decrease) in cash..............       (1,145)         (132)    12,316,229
Cash -- beginning of period............................        1,545           400            268
                                                         -----------   -----------   ------------
Cash -- end of period..................................  $       400   $       268   $ 12,316,497

                            EMERGE INTERACTIVE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                            1997          1998           1999
                                                         -----------   -----------   ------------
Supplemental disclosures:
  Cash paid for interest...............................  $        --   $    23,594   $
  Non-cash investing and financing activities:
     Transfer of technology by XL Vision, Inc. (note
       10).............................................    4,400,000            --             --
     Contribution of debt to equity by XL Vision, Inc.
       (note 10).......................................           --     7,500,000             --
     Issuance of preferred stock in exchange for
       contribution of debt to equity by XL Vision,
       Inc. (note 10)..................................           --     4,800,000             --
     Non-cash issuance of Class A common stock in
       connection with Nutri-Charge transaction (note
       6)..............................................           --     2,070,000             --
     Contribution of put rights by XL Vision, Inc.
       (note 6)........................................           --       340,000             --
     Issuance of Class A common stock in connection
       with CIN transaction (note 6)...................           --            --        720,000
     Issuance of Class A common stock with
       Cyberstockyard transaction (note 6).............           --            --        450,000
     Issuance of redeemable Class A common stock with
       Turnkey Computer Systems, Inc. transaction (note
       5)..............................................           --            --        400,000
     Issuance of note payable to Turnkey Computer
       Systems, Inc. (note 5)..........................           --            --      1,400,000

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

                            EMERGE INTERACTIVE, INC.

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

                            EMERGE INTERACTIVE, INC.

(3) INVENTORIES

     Inventories consist of:

                                                                1998        1999
                                                              --------   ----------
  Raw materials.............................................  $424,130   $  658,454
  Work-in-process...........................................   282,427      139,187
  Cattle....................................................        --      403,562
                                                              --------   ----------
                                                              $706,557   $1,201,203
                                                              ========   ==========

(4) PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                            DECEMBER 31,        ESTIMATED
                                                        ---------------------    USEFUL
                                                          1998        1999        LIVES
                                                        --------   ----------   ---------
Engineering and manufacturing equipment...............  $366,150   $  673,782    5 years
  Office and computer equipment.......................   259,462    1,896,741    3 years
  Furniture and fixtures..............................   104,706      112,122    7 years
  Leasehold improvements..............................    46,865       80,430    7 years
  Automobiles.........................................        --       54,717    5 years
                                                        --------   ----------
                                                         777,183    2,817,792
  Less accumulated depreciation and amortization......   263,346      922,038
                                                        --------   ----------
  Property and equipment, net.........................  $513,837   $1,895,754
                                                        ========   ==========

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

                            EMERGE INTERACTIVE, INC.

(6) INTANGIBLES

     Intangible assets consist of:

                                                            DECEMBER 31,         ESTIMATED
                                                       -----------------------    USEFUL
                                                          1998         1999        LIVES
                                                       ----------   ----------   ---------
  NutriCharge license................................  $2,273,538   $2,273,538   10 years
  Infrared technology license........................     568,385      568,385    5 years
  Goodwill -- CIN....................................          --    2,076,368    5 years
  Non-compete agreement -- CIN.......................          --      100,000    5 years
  Goodwill -- Cyberstockyard.........................          --      427,274    3 years
  Non-compete agreement -- Cyberstockyard............          --      100,000    3 years
  Goodwill -- PCC....................................          --    1,487,791    5 years
  Non-compete agreement -- PCC.......................          --      100,000    4 years
                                                       ----------   ----------
                                                        2,841,923    7,133,356
  Less accumulated amortization......................     142,095    1,177,996
                                                       ----------   ----------
  Intangibles, net...................................  $2,699,828   $5,955,360
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

                            EMERGE INTERACTIVE, INC.

     The aggregate purchase price of the above acquisitions was approximately $4,666,736, which included related acquisition costs of approximately $84,000 and was allocated as follows:

  Goodwill..................................................  $3,991,433
  Non-compete agreements....................................     300,000
  Equipment.................................................     358,016
  Current assets, including cash acquired of $737...........      17,287
                                                              ----------
                                                              $4,666,736
                                                              ==========

     Unaudited pro forma information for the Company as if the acquisition above had been consummated as of January 1, 1998 and 1999 follows:

                                                                1998           1999
                                                             -----------   ------------
  Revenue..................................................  $ 2,282,893   $ 44,005,044
                                                             ===========   ============
  Net profit (loss)........................................  $(7,161,345)  $(16,074,834)
                                                             ===========   ============
  Net profit (loss) attributable to common shareholders....  $(7,161,345)  $(21,612,785)
                                                             ===========   ============
  Net profit (loss) per common share.......................  $     (1.34)  $      (3.10)
                                                             ===========   ============

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

     Series A -- The Series A shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $1.00 per share plus an additional $.10 per year (pro rated for partial years) from July 16, 1997 or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. The holders of Series A preferred stock are entitled to vote as a separate class to elect two directors to the Board of Directors of the Company.

     Series B -- Series B shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $2.00 per share plus an additional $.20 for each year (pro rated for partial years) from December 31, 1998 or until the date of distribution of available assets or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. Series B shares are junior to Series A, C and D shares.

     Series C -- On April 15, 1999, the Company designated 1,100,000 as Series C shares. Series C shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $5.00 per share plus an additional $.50 for each year (pro rated for partial years) from April 15, 1999 or until

                            EMERGE INTERACTIVE, INC.

the date of distribution of available assets or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. Series C shares are on parity with Series A and D shares except as to voting rights.

     Series D -- Series D shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $9.00 per share plus an additional $1.00 for each year (pro rated for partial years) from October 27, 1999 or until the date of distribution of available assets or (b) the amount which would be distributed if all the preferred stock of the Company were converted to Class B common stock prior to liquidation. Series D shares are on parity with Series A and C shares except as to voting rights. Series D stockholders are entitled to two and one-half votes per share.

(8) INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liability are as follows:

                                                                 1998         1999
                                                              ----------   -----------
Deferred tax assets:
  Net operating loss carryforwards..........................  $5,967,000   $10,903,000
  Amortization of acquired technology from XL Vision (note
     10)....................................................   1,704,000     1,500,000
  Research and experimentation tax credits..................     448,000       740,000
  Other.....................................................     596,000       853,000
                                                              ----------   -----------
                                                               8,715,000    13,996,000
  Less valuation allowance..................................   8,715,000    13,996,000
                                                              ----------   -----------
          Net deferred tax assets...........................          --            --
                                                              ==========   ===========

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

                            EMERGE INTERACTIVE, INC.

     A summary of option transactions follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                     RANGE OF         WEIGHTED         REMAINING
                                                  EXERCISE PRICE      AVERAGE         CONTRACTUAL
                                       SHARES       PER SHARE      EXERCISE PRICE   LIFE (IN YEARS)
                                      ---------   --------------   --------------   ---------------
Balance outstanding, December 31,
  1996..............................      3,125   $        0.80        $0.80             4.85
                                      =========   =============                          ====
       Granted......................    335,000            0.80         0.80
                                      ---------   -------------
  Balance outstanding, December 31,
     1997...........................    338,125            0.80         0.80             9.64
                                      =========   =============                          ====
       Granted......................  1,692,500     0.80 - 1.60         0.84
       Canceled.....................   (398,125)           0.80         0.80
                                      ---------   -------------
  Balance outstanding, December 31,
     1998...........................  1,632,500     0.80 - 1.60         0.84             9.48
                                      =========   =============                          ====
       Granted......................  1,415,250    1.60 - 11.20         4.96
       Exercised....................   (200,819)           0.80         0.93
       Cancelled....................    (77,815)    0.80 - 1.60         1.35
                                      ---------   -------------        -----
  Balance outstanding, December 31,
     1999...........................  2,769,116   $0.80 - 11.20        $2.93             9.01
                                      =========   =============        =====             ====

     At December 31, 1997, 1998 and 1999, there were 76,719, 414,375 and 761,045 shares exercisable, respectively, at weighted average exercise prices of $0.80. $0.82 and $1.68, respectively.

     At December 31, 1997, 1998 and 1999, 99,375, 511,250 and 1,597,875 shares were available for grant, respectively.

     The per share weighted-average fair value of stock options granted was $-0-in 1997, $0.08 in 1998 and $1.47 in 1999 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                      1997    1998    1999
                                                      ----    ----    ----
Volatility..........................................    0%      0%      0%
Dividend paid.......................................    0%      0%      0%
Risk-free interest rate.............................  6.11%   4.73%   4.99%
Expected life in years..............................  6.75    5.57    6.75

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

                            EMERGE INTERACTIVE, INC.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                    1997          1998           1999
                                                 -----------   -----------   ------------
Net loss as reported...........................  $(5,483,623)  $(7,832,128)  $(15,595,286)
                                                 ===========   ===========   ============
  Pro forma net loss...........................  $ 5,483,623)  $ 7,865,031)  $(16,049,980)
                                                 ===========   ===========   ============
  Net loss per share, as reported:
     Basic and diluted.........................  $    (14.34)  $     (1.80)  $      (2.30)
                                                 ===========   ===========   ============
  Pro forma net loss per share:
     Basic and diluted.........................  $    (14.34)  $     (1.81)  $      (3.17)
                                                 ===========   ===========   ============

(10) RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

     Due to related parties consist of:

                                                                 1998         1999
                                                              ----------   -----------
XL Vision...................................................  $5,158,436   $ 1,668,317
  Safeguard Scientifics, Inc. and Safeguard Delaware,
     Inc....................................................      28,898    10,385,398
                                                              ----------   -----------
                                                              $5,187,334   $12,053,715
                                                              ==========   ===========

AMOUNTS DUE TO XL VISION
  Amounts due to XL Vision consist of:
  Balance as of December 31, 1996...........................  $3,636,494
     Allocation of costs and funding of working capital to
       the Company..........................................   6,318,405
     Technology transfer fee................................   4,400,000
     Interest charges on technology transferred.............     141,167
     Proceeds from Series A Preferred Stock.................  (6,443,606)
     Issuance of Class A common stock.......................     (22,465)
                                                              ----------
  Balance as of December 31, 1997...........................   8,029,995
     Allocation of costs and funding of working capital to
       the Company..........................................   9,120,441
     Interest charges on technology transferred.............     308,000
     Contribution of debt to equity.........................  (7,500,000)
     Contribution of debt to equity in exchange for Series B
       Preferred stock......................................  (4,800,000)
                                                              ----------
  Balance as of December 31, 1998...........................   5,158,436
     Allocation of costs and funding of working capital to
       the Company..........................................  (3,771,964)
     Interest charges on technology transferred.............     281,845
                                                              ----------
  Balance as of December 31, 1999...........................  $1,668,317
                                                              ==========

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

                            EMERGE INTERACTIVE, INC.

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

                            EMERGE INTERACTIVE, INC.

     The following summarizes revenue and contribution margin information related to the Company's two operating segments:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998          1999
                                                             ----------    -----------
Revenue:
       Cattle..............................................  $       --    $42,191,884
       Animal sciences.....................................   1,792,471      1,591,240
                                                             ----------    -----------
          Total............................................  $1,792,471    $43,783,124
                                                             ==========    ===========
  Cost of revenue:
     Direct costs:
          Cattle...........................................  $       --    $41,746,723
          Animal sciences..................................     900,824        558,243
                                                             ----------    -----------
          Total direct costs...............................     900,824     42,304,966
       Unallocated overhead................................   1,722,623      1,212,493
                                                             ----------    -----------
          Total............................................  $2,623,447    $43,517,459
                                                             ==========    ===========
  Gross profit (loss):
     Contribution margin:
          Cattle...........................................  $       --    $   445,161
          Animal sciences..................................     891,647      1,032,997
                                                             ----------    -----------
          Total............................................     891,647      1,478,158
     Unallocated overhead..................................  (1,722,623)    (1,212,493)
                                                             ----------    -----------
          Gross profit (loss)..............................  $ (830,976)   $   265,665
                                                             ==========    ===========

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

     Net assets of the discontinued transportation segment consist of:

                                                                 1998        1999
                                                              ----------   ---------
  Accounts receivable.......................................  $  381,435   $  10,353
  Inventory, net............................................   2,020,625     123,093
  Note receivable...........................................          --     294,142
  Property and equipment, net...............................     134,098          --
  Intangibles, net..........................................      61,108          --
  Accounts payable..........................................     (80,510)    (28,185)
  Accrued liabilities including provision for operating loss during phase out period of $72,667 in 1998 and $0 in
     1999...................................................    (231,415)   (102,400)
                                                              ----------   ---------
       Net assets...........................................  $2,285,341   $ 297,003
                                                              ==========   =========

                            EMERGE INTERACTIVE, INC.

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