Form 10-Q
period 2000-03-31
EMERGE INTERACTIVE INC
filed 2000-05-15
CIK 1092605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ---------
                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                      Or

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______ to ______


                       Commission File Number: 000-29037

                            eMerge INTERACTIVE, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     65-0534535
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  10315 102nd Terrace Sebastian, Florida 32958
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (561) 589-7331
                                 --------------
              Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [ X ] NO [ ]


 The number of shares of the registrant's common stock, $0.008 par value, outstanding as of April 30, 2000 was 33,077,270. There were 27,382,825 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                            eMerge INTERACTIVE, INC.

                           FORM 10-Q QUARTERLY REPORT
                    (For Three Months Ended March 31, 2000)

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
 Part I      FINANCIAL INFORMATION

  Item  1.   Financial Statements:
             Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31,
             2000........................................................................................     3
             Condensed Consolidated Statements of Operations for the three months ended March 31,
             1999 and 2000...............................................................................     5
             Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2000...............     6
             Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
             1999 and 2000...............................................................................     7
             Notes to Condensed Consolidated Financial Statements........................................     9
  Item  2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................................    13
  Item  3.   Quantitative and Qualitative Disclosures about Market Risk..................................    26



 Part II     OTHER INFORMATION

  Item  1.   Legal Proceedings...........................................................................    26
  Item  2.   Changes in Securities and Use of Proceeds...................................................    26
  Item  4.   Submission of Matters to a Vote of Security Holders.........................................    27
  Item  6.   Exhibits and Reports on Form 8-K............................................................    27


This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding, among other things, electronic commerce strategy, acquisition and expansion strategy, development of services, projected capital expenditures, the sufficiency of our liquidity and capital, development of additional revenue sources, market acceptance of the Internet, expansion into new market segments, technological advancement, ability to develop "brand" awareness and global expansion. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Report.

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                            eMERGE INTERACTIVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,           MARCH 31,
ASSETS                                                                        1999                  2000
                                                                         -------------        -------------
                                                                                                (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                            $  12,316,497        $  92,743,495
    Short term investments                                                          --              215,348
    Trade accounts receivable                                                1,144,133            7,683,658
    Inventories (note 3)                                                     1,201,203            1,702,273
    Cattle deposits                                                            473,859            1,380,714
    Prepaid expenses                                                            71,078              498,105
    Net assets of discontinued operations                                      297,003              381,588
    Other current assets                                                       136,349              175,331
      TOTAL CURRENT ASSETS                                                  15,640,122          104,780,512
Property and equipment, net                                                  1,895,754            2,905,165
Capitalized offering costs                                                     447,644                   --
Investment in Turnkey Computer Systems, Inc.                                 1,822,833            1,822,833
Intangibles, net                                                             5,955,360            5,637,411
                                                                         -------------        -------------
      TOTAL ASSETS                                                       $  25,761,713        $ 115,145,921
                                                                         =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current installments of capital lease obligation with related
    party                                                                $      82,320        $          --
    Note payable                                                               500,000                   --
    Accounts payable                                                         1,187,900            1,793,007
    Accrued liabilities:
     Salaries and benefits                                                     967,749              850,044
     Other                                                                     818,041              660,443
    Advance payments from customers                                            222,750              751,630
    Due to related parties (note 5)                                         12,053,715              524,879
      TOTAL CURRENT LIABILITIES                                             15,832,475            4,580,003
Capital lease obligation with related party, excluding current
  installments                                                                 224,068                   --
Note payable                                                                   400,000                   --
                                                                         -------------        -------------
      TOTAL LIABILITIES                                                     16,456,543            4,580,003
                                                                         -------------        -------------
Commitments and contingencies                                                       --                   --
Redeemable Class A common stock, issued and outstanding
  62,500 shares in 1999 and -0- shares in 2000                                 414,339                   --

STOCKHOLDERS' EQUITY (NOTE 4):


    Preferred stock, $.01 par value, authorized 15,000,000 shares:
     Series A preferred stock, (aggregate involuntary liquidation preference of $8,030,675 in 1999 and $0 in 2000),
      designated 6,500,000 shares, issued and outstanding
      6,443,606 shares in 1999 and -0- shares in 2000                                64,436                    --

     Series B junior preferred stock, (aggregate involuntary
      liquidation preference of $5,281,316 in 1999 and $0 in
      2000), designated 2,400,000 shares, issued and outstanding
      2,400,000 shares in 1999 and -0- shares in 2000                                24,000                    --

     Series C preferred stock, (aggregate liquidation preference of $5,891,781 in 1999 and $0 in 2000), designated
      1,300,000 shares; issued and outstanding 1,100,000 shares
      in 1999 and -0- shares in 2000                                                 11,000                    --

     Series D preferred stock, (aggregate liquidation preference of $41,823,749 in 1999 and $0 in 2000), designated
      4,555,556 shares, issued and outstanding 4,555,556 shares
      in 1999 and -0- shares in 2000                                                 45,556                    --

    Common stock, $.008 par value, authorized 100,000,000 shares:

     Class A common stock, designated 92,711,110 shares, issued and outstanding 7,046,444 shares in 1999 and
      27,346,819 shares in 2000                                                      56,372               218,775

     Class B common stock, designated 7,288,890 shares; no
      shares issued and outstanding in 1999; 5,694,445 shares
      issued and outstanding in 2000                                                     --                45,556
    Additional paid-in capital                                                   62,312,315           169,956,668
    Accumulated deficit                                                         (32,375,926)          (37,884,683)
    Subscription receivable from Internet Capital Group, Inc.                   (21,188,320)          (21,716,304)
    Unearned compensation                                                           (58,602)              (54,094)
                                                                              -------------         -------------
      TOTAL STOCKHOLDERS' EQUITY                                                  8,890,831           110,565,918
                                                                              -------------         -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  25,761,713         $ 115,145,921
                                                                              =============         =============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            eMERGE INTERACTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                            MARCH 31,            MARCH 31,
                                                                              1999                 2000
                                                                         --------------       --------------
Revenue                                                                  $     605,467        $  38,552,899
Cost of revenue                                                                454,807           38,291,794
               Gross profit                                                    150,660              261,105
Operating expenses:
    Selling, general and administrative                                      1,613,136            5,653,733
    Research and development                                                   441,346            1,300,708
               Total operating expenses                                      2,054,482            6,954,441
               Profit (loss) from continuing operations                     (1,903,822)          (6,693,336)
Interest and other income (expense), net                                      (120,130)           1,141,551
               Profit (loss) from continuing operations
                  before income taxes                                       (2,023,952)          (5,551,785)
Income tax expense (benefit)                                                        --                   --
                                                                         -------------        -------------
               Profit (loss) from continuing operations                     (2,023,952)          (5,551,785)

Discontinued operations:
    Income from operations of discontinued
       transportation segment                                                   10,420               43,028
                                                                         -------------        -------------
               Net profit (loss)                                         $  (2,013,532)       $  (5,508,757)
                                                                         =============        =============
Net profit (loss) from continuing operations per
    common share-- basic and diluted                                     $       (0.33)       $       (0.24)

Net profit (loss) per common share-- basic and diluted                   $       (0.33)       $       (0.24)

Weighted average number of common shares
    outstanding-- basic and diluted                                          6,161,704           23,248,271
                                                                         =============        =============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                                       eMERGE INTERACTIVE, INC.
                                                                                                        CONDENSED CONSOLIDATED
                                                                                                             STATEMENT OF
                                                                                                         STOCKHOLDERS' EQUITY
                                                                                                              (UNAUDITED)

                                                            PREFERRED STOCK         PREFERRED STOCK         PREFERRED STOCK
                                                               SERIES A                SERIES B                 SERIES C
                                                         --------------------   ---------------------  ------------------------
                                                           SHARES     AMOUNT      SHARES      AMOUNT     SHARES         AMOUNT
                                                         ----------   -------   ----------   --------  ----------     ---------
Balances at December 31, 1999                             6,443,606    64,436    2,400,000    24,000    1,100,000       11,000

Conversion of Series A preferred stock for 8,054,508     (6,443,606)  (64,436)          --        --           --           --
    shares of Class A common stock

Conversion of Series B preferred stock for 3,000,000             --        --   (2,400,000)  (24,000)          --           --
    shares of Class A common stock

Conversion of Series C preferred stock for 1,375,000             --        --           --        --   (1,100,000)     (11,000)
    shares of Class A common stock

Conversion of Series D preferred stock for 5,694,445             --        --           --        --           --           --
    shares of Class B common stock

Sale of Class A common stock in connection with initial          --        --           --        --           --           --
    public offering

Exercise of stock options                                        --        --           --        --           --           --

Exercise of Turnkey's put right for 62,500 shares of             --        --           --        --           --           --
    Class A common stock

Accretion to redemption value of note receivable                 --        --           --        --           --           --
    from Internet Capital Group, Inc.

Net profit (loss)                                                --        --           --        --           --           --

Amortization of unearned compensation                            --        --           --        --           --           --
                                                         ----------  --------   ----------  --------   ----------   ----------

Balances at March 31, 2000                                       --        --           --        --           --           --
                                                         ==========  ========   ==========  ========   ==========   ==========


                                                               PREFERRED STOCK           COMMON STOCK             COMMON STOCK
                                                                  Series D                  Class A                  Class B
                                                           ----------------------    ---------------------     -------------------
                                                              Shares      Amount        Shares     Amount       Shares      Amount
                                                           -----------   --------    -----------   -------     ---------    ------
Balances at December 31, 1999                               4,555,556     45,556      7,046,444     56,372            --        --

Conversion of Series A preferred stock for 8,054,508               --         --      8,054,508     64,436            --        --
              shares of Class A common stock

Conversion of Series B preferred stock for 3,000,000               --         --      3,000,000     24,000            --        --
              shares of Class A common stock

Conversion of Series C preferred stock for 1,375,000               --         --      1,375,000     11,000            --        --
              shares of Class A common stock

Conversion of Series D preferred stock for 5,694,445       (4,555,556)   (45,556)                              5,694,445    45,556
              shares of Class B common stock

Sale of Class A common stock in connection with initial            --         --      7,675,000     61,400            --        --
              public offering

Exercise of stock options                                          --         --        133,367      1,067            --        --

Exercise of Turnkey's put right for 62,500 shares of               --         --         62,500        500            --        --
              Class A common stock

Accretion to redemption value of note receivable                   --         --             --         --            --        --
              from Internet Capital Group, Inc.

Net profit (loss)                                                  --         --             --         --            --        --

Amortization of unearned compensation                              --         --             --         --            --        --
                                                           ----------    -------     ----------    -------     ---------    ------
Balances at March 31, 2000                                         --         --     27,346,819    218,775     5,694,445    45,556
                                                           ==========    =======     ==========    =======     =========    ======


                                                  ADDITIONAL                   NOTE RECEIVABLE
                                                   PAID-IN      ACCUMULATED     FROM INTERNET          UNEARNED
                                                   CAPITAL        DEFICIT     CAPITAL GROUP, INC.    COMPENSATION        TOTAL
                                                  -----------   ------------  -------------------    ------------    -------------
Balances at December 31, 1999                      62,312,315   (32,375,926)      (21,188,320)            (58,602)       8,890,831

Conversion of Series A preferred stock for                 --            --                --                  --               --
   8,054,508 shares of Class A common stock

Conversion of Series B preferred stock for                 --            --                --                  --               --
   3,000,000 shares of Class A common stock

Conversion of Series C preferred stock for                 --            --                --                  --               --
   1,375,000 shares of Class A common stock

Conversion of Series D preferred stock for                 --            --                --                  --               --
   5,694,445 shares of Class B common stock

Sale of Class A common stock in connection with   107,098,612            --                --                  --      107,160,012
   initial public offering

Exercise of stock options                             131,902            --                --                  --          132,969

Exercise of Turnkey's put right for 62,500            413,839            --                --                  --          414,339
   shares of Class A common stock

Accretion to redemption value of note                      --            --          (527,984)                 --         (527,984)
   receivable from Internet Capital Group, Inc.

Net profit (loss)                                          --    (5,508,757)               --                  --       (5,508,757)

Amortization of unearned compensation                      --            --                --               4,508            4,508
                                                  -----------   -----------       -----------        ------------      -----------
Balances at March 31, 2000                        169,956,668   (37,884,683)      (21,716,304)            (54,094)     110,565,918
                                                  ===========   ===========       ===========        ============      ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            eMERGE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                            MARCH 31, 1999        MARCH 31, 2000
                                                                            --------------        --------------
Cash flows from operating activities:
    Net profit (loss)                                                       $  (2,013,532)        $  (5,508,757)
    Adjustments to reconcile net profit (loss) to net cash used in operating activities:
        Depreciation and amortization                                             222,667               579,393
        Accretion to redemption value of note receivable                               --              (527,984)
        Amortization of unearned compensation                                          --                 4,508
        Changes in operating assets and liabilities:
          Short term investments                                                       --              (215,348)
          Trade accounts receivable, net                                            7,201            (6,539,525)
          Inventories                                                              65,377              (501,070)
          Cattle deposits                                                              --              (906,855)
          Prepaid expenses and other assets                                       (30,533)             (466,009)
          Net assets of discontinued operations                                    47,067               (84,585)
          Accounts payable                                                        445,179               605,107
          Accrued liabilities                                                   1,009,366              (275,303)
          Advance payments from customers                                              --               528,880
                                                                            -------------         -------------
          Net cash used by operating activities                                  (247,208)          (13,307,548)
                                                                            -------------         -------------
Cash flows from investing activities:
    Purchases of property and equipment                                          (405,579)           (1,270,855)
    Business combinations, net of cash acquired of $737                        (1,537,065)                   --
                                                                            -------------         -------------
          Net cash used by investing activities                                (1,942,644)           (1,270,855)

Cash flows from financing activities:
    Net borrowings (payments) from (to) related parties                         2,178,607           (11,528,836)
    Payment on Turnkey note payable                                                    --              (900,000)
    Payments on capital lease obligations                                         (15,441)             (306,388)
    Sale of common stock, net of offering costs                                    27,281           107,740,625
                                                                            -------------         -------------
          Net cash provided by financing activities                             2,190,447            95,005,401
                                                                            -------------         -------------
          Net increase (decrease) in cash                                             595            80,426,998
                                                                            -------------         -------------
Cash and cash equivalents - beginning of period                                       268            12,316,497
                                                                            -------------         -------------
Cash and cash equivalents - end of period                                   $         863         $  92,743,495
                                                                            =============         =============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            eMERGE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Quarter Ended March 31, 1999 and 2000
                                  (Unaudited)

                                                                              1999                 2000
                                                                         -------------        -------------
Supplemental disclosures:
      Issuance of Class A common stock in connection with CIN
        transaction                                                      $     720,000        $          --

      Issuance of Class A common stock with Cyberstockyard
        transaction                                                            450,000                   --
      Conversion of Series A, B, and C preferred stock and                          --              513,775
        redeemable Class A common stock into Class A common stock
      Conversion of Series D preferred stock into Class B
        common stock                                                                --               45,556


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            eMerge INTERACTIVE, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1) ORGANIZATION

    (A)  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of eMerge Interactive, Inc. and its wholly-owned subsidiaries, STS Agriventures, Ltd. ("STS"), a Canadian corporation, and Cyberstockyard, Inc. ("Cyberstockyard"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company's condensed consolidated balance sheet as of December 31, 1999, has been derived from the Company's audited balance sheet as of that date. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 1999 and 2000, have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 1999 and 2000.

         Results of interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K and the consolidated financial statements incorporated by reference therein.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Revenue Recognition

         The Company recognizes revenue in accordance with the terms of the sale or contract, generally as products are shipped or services are provided. The Company bears both inventory and credit risk with respect to sales of all its products. In cattle sales transactions, the Company purchases cattle from the seller, takes title at shipment and records the cattle as inventory until delivered to an accepted buyer, typically a 24 to 48 hour period. In both cattle auction and resale transactions, the Company acts as a principal in purchasing cattle from suppliers and sales to customers so that the Company recognizes revenue equal to the amount paid by customers for the cattle.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 was to be effective for the Company's quarter ended March 31, 2000. However, in March 2000, the Securities and Exchange Commission issued SAB 101A which delays the effective date to the Company's quarter ended June 30, 2000. Recently, the Securities and Exchange Commission indicated it would be providing further written guidance with respect to the adoption of specific issues addressed by SAB 101. Based on what is currently known by the Company, management does not believe that adoption of SAB 101 will have a material impact on its financial position or results of operations.

    (b)  Net Profit (Loss) Per Share

         Net profit (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net profit (loss) allocable to common stockholders (net profit (loss) less accretion related to redeemable Class A common stock) by the weighted average number of shares of common stock outstanding less the shares of redeemable Class A common stock. The Company's stock options (1,955,274 at March 31, 1999 and 3,497,375 at March 31, 2000) and convertible preferred stock (8,843,606 at March 31, 1999 and 0 at March 31, 2000), have not been used in the calculation of diluted net profit (loss) per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net profit (loss) per share allocable to common stockholders are equal.

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

    (c)  Capitalized Software Costs

         The Company accounts for the software components of its websites in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain costs to develop internal-use computer software are capitalized after the Company has completed a preliminary project assessment and management, with relevant authority, commits to funding the related software project and it is probable that the project will be completed and the software will be used to perform the function intended. As of March 31, 2000, $446,434 has been capitalized and is included in property and equipment in the accompanying condensed consolidated balance sheets. These costs related to the Company's internet site development and will be amortized to operations over the assets' useful life upon completion of the application development stage.

    (d)  Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all short term investments with a purchase to maturity of three months or less to be cash equivalents.

         As of March 31, 2000, the Company has approximately $92.2 million of highly liquid debt instruments with maturities of less than three months included in cash equivalents and approximately $215,000 of highly liquid debt instruments with maturities of less than six months included in short term investments. The Company accounts for all of these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of March 31, 2000, all of the Company's cash equivalents and short term investments are classified as held-to-maturity and their amortized cost approximates fair value due to their short term nature.

(3) INVENTORIES

    Inventories consist of:

                                                     1999               2000
                                                  -----------       -----------
         Raw materials                            $   658,454       $   636,555
         Work-in-process                              139,187           142,105
         Cattle                                       403,562           923,613
                                                  -----------       -----------

                                                  $ 1,201,203       $ 1,702,273
                                                  ===========       ===========


(4) EQUITY

    COMMON STOCK

    As of March 31, 2000, the Company had authorized the issuance of 100,000,000 shares of common stock.

    CLASS A -- The Company has designated 92,711,110 shares as Class A common stock. Holders of Class A common stock are entitled to one vote for each share.

    CLASS B -- The Company has designated 7,288,890 shares as Class B common stock. Holders of Class B common stock are entitled to two and one-half votes for each share. The shares of Class A and Class B are identical in all other respects.

    PREFERRED STOCK

    On February 4, 2000, the Company commenced its initial public offering and concurrent private placement of common stock which resulted in the conversion of 14,499,162 shares of outstanding preferred stock into 12,429,508 shares of Class A common stock and 5,694,445 shares of Class B common stock. As of March 31, 2000, there remained 56,394 unissued shares of Series A preferred stock and 200,000 unissued shares of Series C preferred stock.

    INITIAL PUBLIC OFFERING

    On February 17, 2000, the Company completed an initial public offering and private placement of 7,675,000 shares of common stock which generated net proceeds of $107.2 million, after deducting approximately $8 million for underwriting discounts, commissions and other offering costs.

(5) RELATED PARTY TRANSACTIONS

    DUE TO RELATED PARTIES

    Due to related parties consist of:

                                                                          1999               2000
                                                                      ------------       -----------
      XL Vision                                                       $  1,668,317       $   508,901
      Safeguard Scientifics, Inc. and Safeguard Delaware,
         Inc.                                                           10,385,398            15,978
                                                                      ------------       -----------
                                                                      $ 12,053,715       $   524,879
                                                                      ============       ===========


    During February 2000, the Company repaid certain related party balances with the proceeds received from its initial public offering. The Company paid approximately $10.5 million to Safeguard Delaware, Inc. in full settlement of a demand note signed in October 1999 and paid to XL Vision, Inc. approximately $1.5 million for amounts due in connection with the July 1997 transfer of infrared technology to the Company.

(6) SEGMENT INFORMATION

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

    The following summarizes revenue and contribution margin information related to the Company's two operating segments:

                                                        MARCH 31,            MARCH 31,
                                                     ----------------------------------
                                                         1999                  2000
                                                     -------------        -------------
     Revenue:
                        Cattle                       $          --        $  38,011,084
                        Animal sciences                    605,467              541,815
                                                     -------------        -------------

              Total                                  $     605,467        $  38,552,899
                                                     =============        =============
     Cost of revenue:
        Direct costs:
            Cattle                                   $          --        $  37,811,902
            Animal sciences                                241,083              105,498
                                                     -------------        -------------
              Total direct costs                           241,083           37,917,400

              Unallocated overhead                         213,724              374,394
                                                     -------------        -------------

              Total                                  $     454,807        $  38,291,794
                                                     =============        =============

     Gross profit (loss):
        Contribution margin:
            Cattle                                   $          --        $     199,182
            Animal sciences                                364,384              436,317
                                                     -------------        -------------

              Total                                        364,384              635,499
         Unallocated overhead                             (213,724)            (374,394)
                                                     -------------        -------------

              Gross profit (loss)                    $     150,660        $     261,105
                                                     =============        =============

The Company's assets and other statement of operations data are not allocated to a segment.

(7) STOCK PLAN

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

    In May 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan"). Under the 1999 plan, an additional 1,250,000 shares of authorized, unissued shares of common stock of the Company are reserved for issuance to employees, advisors and for non-exempt members of the Board of Directors. Option terms under the 1999 Plan may not exceed 10 years.

    A summary of option transactions for the quarter ended March 31, 2000, follows:

                                                                                                             WEIGHTED
                                                                        RANGE OF          WEIGHTED           AVERAGE
                                                                        EXERCISE          AVERAGE           REMAINING
                                                                        PRICE PER         EXERCISE         CONTRACTUAL
                                                     SHARES               SHARE            PRICE         LIFE (IN YEARS)
                                                   -----------      ----------------      --------       ---------------
       Balance outstanding, December 31,
          1999                                       2,769,116      $   0.80 - 11.20      $   2.93                 9.01

             Granted                                   862,876      $  11.20 - 62.38      $  16.81
             Exercised                                (133,367)     $   0.80 -  1.60      $   1.00
             Cancelled                                  (1,250)     $           7.20      $   7.20
                                                   -----------      ----------------      --------         ------------
       Balance outstanding, March 31, 2000
                                                     3,497,375      $   0.80 - 62.38      $   6.42                 9.05
                                                   ===========      ================      ========         ============


(8) SUBSEQUENT EVENTS

    On April 20, 2000, the Company entered into an asset purchase agreement with Eastern Livestock Co., to purchase Eastern's rollover business. The acquisition closed on May 1, 2000. Eastern Livestock's rollover business engages in the buying of cattle for immediate or short-term resale. The purchase of the business includes acquisition of all tangible and intangible assets used in the conduct or operation of the rollover business. The purchase price for the assets consisted of (i) $17,000,000 in cash, (ii) 1,215,913 shares of eMerge's common stock valued at $11.93 per share, and
    (iii) $4,500,000 in cash to be paid one year after the closing date or earlier based upon the occurrence of certain events. The transaction will be accounted for as a purchase and the results of the acquired operations will be included in the Company's financial statements after April 20, 2000.

    On April 21, 2000, the Company entered into an asset purchase agreement with W.P. Land and Livestock, Inc. for the purchase of all tangible and intangible assets. The purchase is scheduled to close on or before May 15, 2000, or on such other date as agreed to by both parties. W.P. Land and Livestock engages in the buying and reselling of cattle through its auction facilities. The purchase price for these assets consisted of $2,784,595 in cash, plus the value of certain inventory. Concurrent with the asset purchase agreement, the Company also entered into a contract for the purchase of three parcels of real estate from the shareholders of W.P. Land and Livestock at a purchase price of $3,472,000 in cash. The transaction will be accounted for as a purchase and the results of the acquired operations will be included in the Company's financial statements after April 21, 2000.

(9) COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REVENUE RECOGNITION

    We recognize revenue in accordance with the terms of the sale or contract, generally as products are shipped or services are provided. In cattle sales transactions we act as principal when purchasing cattle from suppliers and reselling them to customers. We take title when the supplier delivers the cattle to us, arrange for shipment to our customer, and own as inventory until delivered to and accepted by the buyer, typically a 24 to 48 hour period. We are responsible for the resale of the cattle, bear all risk associated with the cattle until resold, and bear the credit risk until full payment is received from our customers. We recognize revenue when cattle are shipped to the customer equal to the purchase price paid by the customer. Gross profit on cattle sale transactions is determined by the mark-up that we add to the price that we pay to purchase the cattle. Revenue from the sale of livestock health management and quality enhancement products, equine imaging cameras and NutriCharge, is recognized on shipment to the customer. Revenue from our advertising and information management products is recognized in the period in which the information or analysis is delivered to the customer, normally on a monthly basis.

RESULTS OF OPERATIONS

  YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

    Revenue increased from $605,000 for the quarter ended March 31, 1999 to $38.6 million for the quarter ended March 31, 2000. Revenue from cattle sales increased to $38.0 million during the quarter ended March 31, 2000. There was no revenue from cattle sales during the quarter ended March 31, 1999. Revenue from animal science products decreased by 10% from $605,000 for the quarter ended March 31, 1999 to $542,000 for the quarter ended March 31, 2000. This decrease is due primarily to lower revenue from sales of our equine imaging system reflecting primarily a decline in units sold. Increased revenue derived from subscriptions to our comparative feedlot analysis and market information services as well as the addition of advertising revenue partially offset the decline in revenue from equine camera sales.

    Cost of revenue consists primarily of the direct cost to acquire cattle, NutriCharge, and equine imaging systems components. In addition, cost of revenue also includes the indirect manufacturing overhead costs, such as support personnel, facilities costs, supplies and depreciation, that are primarily associated with the production of the equine imaging system. Direct costs attributed to cattle sales were $37.8 million for the quarter ended March 31, 2000. There were no direct costs incurred from cattle sales for the quarter ended March 31, 1999. Direct costs attributed to animal science products decreased by 57% from $241,000 for the quarter ended March 31, 1999 to $105,000 for the quarter ended March 31, 2000. This decrease is due principally to the decline in unit sales of equine imaging systems. We generated a gross profit of $151,000 for the quarter ended March 31, 1999 and a gross profit of $261,000 for the quarter ended March 31, 2000. The increase in gross profit is due primarily to the increase in cattle revenue, while cost of goods, principally manufacturing overhead, did not increase in proportion to the increase in revenue.

    Selling, general and administrative expenses increased 356% from $1.6 million for the quarter ended March 31, 1999 to $5.7 million for the quarter ended March 31, 2000.

    Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, recruiting and relocation charges, consulting fees, travel, advertising and trade shows. Sales and marketing expenses increased 393% from $971,000 for the quarter ended March 31, 1999 to $3.8 million for the quarter ended March 31, 2000. The increase is due primarily to expenses associated with expanding the number of personnel within the organization, such as salaries and related costs, recruiting and relocation fees, as well as consulting, travel and advertising costs, all of which were incurred to effect our business strategy. We expect these costs to continue to increase significantly as we continue to pursue additional sales and marketing opportunities.

    Our general and administrative expenses consist primarily of salaries and related costs for executive, administrative, and finance personnel, amortization of intangibles and professional service fees. General and administrative expenses increased 286% from $642,000 for the quarter ended March 31, 1999 to $1.8 million for the quarter ended March 31, 2000. The increase was primarily due to increased amortization of intangibles, higher expenses associated with expanding the number of personnel within the organization, such as salaries and related costs and recruiting and relocation fees, and increased legal and travel expenses required to support and grow our business. We expect these expenses to continue to increase as additional personnel are hired and additional expenses are incurred to support future growth.

    Our research and development expenses consist of salaries and related costs, payments to outside consultants, material costs for prototype imaging systems and, to a lesser extent, depreciation on equipment used for development. Our expenses increased 295% from $441,000 for the quarter ended March 31, 1999 to $1.3 million for the quarter ended March 31, 2000. This increase in expenses was primarily due to increased consulting costs, an increase in personnel which caused higher salaries and related costs, and increased spending for materials and supplies. The increase in expenses was required to integrate and expand our product lines such as our online cattle sales and auction software, Feedlot Information System software, and continued development efforts on imaging systems. We expect these costs to increase significantly as we plan to invest heavily to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. During the quarter ended March 31, 2000, we capitalized certain internal software development costs as required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

    Interest and other income (expense), net rose from ($120,000) for the quarter ended March 31, 1999 to $1.1 million for the quarter ended March 31, 2000. This increase was primarily due to increased interest income generated by short-term investments and a reduction in interest expense following the initial public offering and repayment of related party debt.

    Due to the losses incurred, we did not have any income tax expense for the quarter ended March 31, 1999 or the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, the Company's primary source of liquidity consisted of cash and highly liquid, high quality debt instruments. Our intent is to make such funds, which have maturities of less than one year, readily available for operating purposes. At March 31, 2000, the Company had cash and short term investments, primarily investments in marketable debt securities, totaling $92.7 million compared to $12.3 million at December 31, 1999.

    On February 17, 2000, we completed our initial public offering and private placement of 7,675,000 shares of common stock which generated net proceeds, after deducting underwriting discounts, commissions and other offering costs, of $107.2 million. Subsequent to the offering, approximately $12.8 million of the proceeds were used to pay amounts due to related parties and Turnkey Computer Systems. We believe that the net proceeds from the offering, together with our existing cash and short term investments, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 24 months under our current business plan, which may change. To the extent we are required to raise additional capital, we may need to issue additional equity securities or incur additional debt. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services. In addition, we may be unable to take advantage of business opportunities or to respond to competitive pressures. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

    We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the quarter ended March 31, 2000, net cash used in operating activities was $13.3 million and primarily consisted of net operating losses and increases in accounts receivable, inventories, cattle deposits and prepaid expenses. These amounts were offset in part by increases in accounts payable and customer advances.

    Net cash used in investing activities was $1.3 million for the quarter ended March 31, 2000. Net cash used in investing activities during the quarter consisted of capital expenditures. The Company expects a continued increase in capital expenditures as we continue to effect our business strategy.

    Net cash provided by financing activities was $95.0 million for the quarter ended March 31, 2000. Cash provided by financing activities was primarily due to our initial public offering and private placement, which raised net proceeds of $107.2 million, as well as the exercise of stock options. These amounts were partially offset by related party payments of $10 million to Safeguard and $1.5 million to XL Vision, the repayment of a $900,000 note payable due to Turnkey Computer Systems and a $306,000 principal payment on the Company's capital lease obligation.

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

    We have incurred significant net losses since inception. We reported a net loss of approximately $2.0 million for the quarter ended March 31, 1999, or 333% of total revenue, and a net loss of approximately $5.5 million for the quarter ended March 31, 2000, or 14% of total revenue. As of March 31, 2000, we had accumulated net losses totaling approximately $37.9 million. Our operating expenses have increased significantly in each year of our operation, and we anticipate that such expenses will continue to increase over the next several years as we expand our operations. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future. To achieve profitability, we must successfully address the following risks:

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

    For the quarter ended March 31, 2000, we relied on cattle sales and auction services for over 99% of our revenue and we expect to rely on the success of our cattle sales and auction services for a significant majority of our revenue for the foreseeable future. As a result, our ability to achieve commercial acceptance of our cattle sales and auction services is critical to our ability to obtain future revenue. To date, we have not achieved revenues from cattle sales and auction services over the Internet that are sufficient for us to determine whether these services will achieve commercial acceptance. Any failure to successfully gain commercial acceptance of these services would harm our business and the results of our operations.

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

    As a result of our recent acquisitions of companies, technologies and assets, we have recorded $5.6 million of intangible assets on our balance sheet as of March 31, 2000. If we are unable to generate sufficient cash flows that are attributable to these intangible assets, we may be unable to recover all or a portion of the carrying amount of such assets. Therefore, we may be required to reduce the value of these assets as recorded on our balance sheet. This would require us to record an expense in our statement of operations. This would also reduce our net assets and increase our losses, or reduce our profits, as the case may be. Any negative impact on our results of operations or balance sheet could reduce the price of our common stock.

    For the quarter ended March 31, 2000, we derived over 99% of our revenue from products and services relating to the sale of cattle. If the demand for beef declines, the demand for our products and services would likely decline, and our results of operations would be harmed.

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

    We expect that our revenue and operating results will vary in the future as a result of a number of factors. Our quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our operating results in the future may not follow any prior trends and should not be relied upon as an indication of future results. The factors that affect our quarterly operating results include:

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

    The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws including those governing intellectual property, privacy, libel and taxation apply to the Internet. Our business, results of operations and financial condition could be harmed by the adoption or modification of laws or regulations relating to the Internet that result in the imposition of additional costs on conducting business over the Internet or impose additional restrictions on our ability to conduct our business operations.

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

    Laws and regulations that apply to Internet communications, commerce and advertising could increase the costs of communicating on the Web and adversely affect the demand for our products and services and thereby harm our business, results of operations and financial conditions. In addition, as a general matter, laws and regulations may also be adopted in the future covering e-commerce issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters, taxation and quality of products and services that may increase the cost of e-commerce. Several telecommunications carriers have asked the Federal Communications Commission to regulate telecommunications connections to the Internet, which could result in higher costs of doing business over the Internet. Legislation of these areas could hinder growth in the use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium.

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

    The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities and Safeguard and XL Vision are affiliated entities. Internet Capital Group, Safeguard and XL Vision together have the power to vote approximately 64.3% (as of March 31, 2000) of the aggregate number of votes to which the holders of our common stock are entitled. In addition, Safeguard and Internet Capital Group are parties to a joint venture agreement under which they have agreed to use their best efforts to vote together on matters submitted to stockholders for approval. As a result, these stockholders will be able to control all matters requiring stockholder approval. Matters that typically require stockholder approval include:

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

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. Based upon the 33,041,269 shares outstanding as of March 31, 2000:

    -   8,675,000 shares are freely tradeable in the public market;

    - 24,007,080 shares may be sold subject to compliance with Rule 144, of which 11,312,633 shares may be sold without restriction under Rule 144(k) if they are not held by our affiliates; and

    - 349,315 shares may be sold 90 days after February 4, 2000, subject to compliance with Rule 701.

    Although 23,131,956 of the shares described above are subject to lock-up agreements, such shares may become tradeable, subject to compliance with Rule 144 or Rule 701, beginning 180 days after February 4, 2000. In addition, as of March 31, 2000, there are options to purchase 3,497,375 shares of class A common stock outstanding that were granted under our equity compensation plans. We intend to file a registration statement on Form S-8 to register the shares issued pursuant to the exercise of options granted under our equity compensation plans. There is also a warrant to purchase 1,138,889 shares of class B common stock outstanding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We held no derivative securities as of March 31, 2000. Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. At March 31, 2000, our investments consisted of $92.7 million in cash equivalents with maturities of less than three months and $215,000 in debt securities with a maturity of less than one year. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of the Company's investments.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Pursuant to eMerge Interactive's 1999 Equity Compensation Plan, eMerge Interactive granted options to purchase a total of 862,876 shares of common stock to its employees and certain other individuals in the quarter ended March 31, 2000, at a weighted average exercise price of $16.81 per share. In the quarter ended March 31, 2000, 133,367 shares were purchased pursuant to the exercise of options at an average exercise price of $1.00. In granting the options and selling the underlying securities upon exercise of the options, eMerge Interactive is relying upon exemptions from registration set forth in Rule 701 and Section 4(2) of the Act.

    On February 4, 2000, we commenced an initial public offering of our common stock. The Company's registration statement on Form S-1 (File No. 333-89815) was declared effective on February 3, 2000. Adams, Harkness & Hill, Inc., First Union Securities, Inc., and FAC Equities were the managing underwriters of the offering. As part of the offering, we sold 2,806,000 shares of our class A common stock at the public offering price to shareholders of Safeguard Scientifics, Inc., one of our principal stockholders, that owned at least 100 shares of common stock of Safeguard as of October 20, 1999, and Safeguard sold 694,000 of its eMerge Interactive shares to its shareholders.

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

    We incurred the following expenses with respect to the offering during the period from July 1998 through February 2000:

    Underwriting
    Discounts and   Management                     Underwriters'
    Commissions     Fee           Finders' Fees    Expenses         Other Expenses  Total Expenses
    -------------   ----------    -------------    -------------    --------------  --------------
    $4,587,450      $1,178,520    $0               $0               $2,199,018      $7,964,988

    In addition, we issued 500,000 shares of class A common stock at $15.00 per share in a private placement that was completed simultaneously with the offering.

    The net proceeds from the offering and the private placement after deducting the foregoing discounts, commissions, management fees, finders fees and expenses were $107.2 million. None of the foregoing expenses constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates. We have used the proceeds from this offering for payments to related parties and Turnkey Computer Systems, Inc. and for general working capital purposes.

    Also concurrent with the offering, the Company issued 18,123,953 shares of common stock in connection with the conversion of Series A, Series B, Series C, and Series D preferred stock. As of December 31, 1999, the Company had authorized the issuance of 15,000,000 shares of preferred stock and had designated 6,500,000 as Series A shares, 2,400,000 as Series B shares, 1,300,000 as Series C shares and 4,555,556 as Series D shares. Each share of preferred stock outstanding converted into 1.25 shares of Class A common stock at the completion of our initial public offering, except for Series D shares which converted into 1.25 shares of Class B common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

       EXHIBIT
       NUMBER     DESCRIPTION                                                                                REFERENCE
       ------     -----------                                                                                ---------
         2.1      Agreement for the Purchase and Sale of Assets, dated April 20, 2000                             ****
         2.2      Registration Rights and Restricted Stock Agreement, dated May 1, 2000                           ****
         2.3      Supply and Support Agreement, dated May 1, 2000                                                 ****
         2.4      Cattle Purchase Contract Agreement, dated May 1, 2000                                           ****
         2.5      Agreement for the Purchase and Sale of Assets, dated April 21, 2000                             ****
         2.6      Contract for Sale and Purchase of Real Estate, dated April 21, 2000                             ****
         3.1      Second Amended and Restated Certificate of Incorporation of eMerge Interactive.                 *
         3.2      Amended and Restated Bylaws of eMerge Interactive.                                              *
        10.1      Amended and Restated 1996 Equity Compensation Plan.                                             *
        10.2      1999 Equity Compensation Plan.                                                                  *
        10.3      Master License Agreement dated July 29, 1998 between eMerge Interactive and Her
                    Majesty the Queen of Canada, as represented by the Minister of Agriculture and
                    Agri-Food Canada.                                                                             **
        10.4      Administrative Services Agreement dated December 15, 1997 between eMerge Interactive,
                    Safeguard Scientifics, Inc. and XL Vision, Inc., as amended
                    on August 17, 1999.                                                                           *
        10.5      Direct Charge Administrative Services Agreement dated April 15, 1997 between eMerge
                    Interactive and XL Vision, Inc.                                                               *
        10.6      Asset Purchase Agreement dated February 24, 1999 between eMerge Interactive, CIN, LLC
                    and Dr. Scott Crain.                                                                          *
        10.7      Stock Purchase Agreement dated March 22, 1999 between eMerge Interactive, Cyberstockyard,
                    Inc. and J. Scott Sanders, David Sanders, Scott Calhoun and
                    Dr. Duane Pankratz.                                                                           *
        10.8      Stockholders Agreement dated July 29, 1998 among eMerge Interactive, and individuals
                    designated as the former shareholders of STS Agriventures, Ltd.                               *
        10.9      Purchase Agreement dated July 29, 1998 among eMerge Interactive, NutriCharge, J
                    Technologies, LLC, and the Biegert Family Irrevocable Trust.                                  *
        10.10     Asset Purchase Agreement dated January 15, 1999 between eMerge Interactive and Sperry
                    Marine, Inc.                                                                                  *
        10.11     Purchase and License Agreement dated January 15, 1999 between eMerge Interactive and
                    Sperry Marine, Inc.                                                                           *
        10.12     Asset Purchase Agreement dated May 19, 1999 between eMerge Interactive and Professional
                    Cattle Consultants, L.L.C.                                                                    *
        10.13     Letter of Agreement dated January 12, 2000 between eMerge Interactive and Southern States.
                    Cooperative, Inc.                                                                             *
        10.14     Subscription Agreement letter for purchase of Series B Junior Preferred Stock.                  *
        10.15     Preferred Stock Purchase Agreement dated April 1, 1999 (Series C Preferred Stock).              *
        10.16     Common Stock Purchase Agreement dated August 16, 1999 between eMerge Interactive and
                    Turnkey Computer Systems, Inc.                                                                *
        10.17     Registration Rights Agreement dated July 18, 1997.                                              *
        10.17     Real Property Sublease between XL Vision and eMerge Interactive, dated December 1999.           *


        10.19     Stockholders' and Registration Rights Agreement dated February 24, 1999.                        *
        10.20     Joinder and Correction to Stockholders and Registration Rights Agreement dated
                    March 29, 1999.                                                                               *
        10.21     (a) Revolving Note dated July 21, 1999 from eMerge Interactive to Safeguard
                      Delaware, Inc., Amended Revolving Note dated August 3, 1999,                                *
                  (b) Second Amended Revolving Note dated October 25, 1999,                                       *
                  (c) Third Amended Revolving Note dated December 6, 1999 and                                     *
                  (d) Fourth Amended Revolving Note dated January 31, 2000.                                       *
        10.22     Revolving Note dated January 1, 1999 from XL Vision and eMerge Interactive.                     *
        10.22     Promissory Note dated August 31, 1999 from eMerge Interactive to Safeguard
                    Delaware, Inc. (cancelled)                                                                    *
        10.24     Term Note dated October 25, 1999 from eMerge Interactive to Safeguard.                          *
        10.25     Promissory Note dated October 6, 1999 from eMerge Interactive to Safeguard
                    Delaware, Inc. (cancelled)                                                                    *
        10.26     Stockholders Agreement dated July 17, 1997 and Joinder to Stockholder's Agreement.              *
                  Subordinated Purchase Money Note from eMerge Interactive to XL Vision dated
                    July 15, 1997.                                                                                *
        10.28     Toll Processing Agreement dated August 16, 1999 between eMerge Interactive and
                    ADM Animal Health & Nutrition, a division of Archer-Daniels-Midland Company.                  *
        10.29     Term Note dated October 25, 1999 from eMerge Interactive to Safeguard Delaware, Inc.
                  Securities Purchase Agreement dated October 27, 1999 between eMerge Interactive
                    Technologies, LLC and Internet Capital Group, Inc.                                            *
        10.31     Registration Rights Agreement dated October 27, 1999 between eMerge Interactive
                    and Internet Capital Group, Inc.                                                              *
        10.32     Cooperative Research and Development Agreement between USDA's Agricultural
                    Research Service, eMerge and Iowa State University of Science and Technology
                    concerning Methods for Detecting Fecal and Ingesta Contamination on Meat dated
                    August 4, 1999.                                                                               *
        10.33     Exclusive License Agreement between Iowa State University Research Foundation, Inc.,
                    and eMerge dated August 3, 1999.                                                              *
        10.34     Term Note and Pledge Agreement dated January 28, 2000 between eMerge and Charles
                    Abraham.                                                                                      *
         21.1     Subsidiaries of the Registrant.                                                                 *
         27.1     Financial Data Schedule (for SEC use only).                                                     ***
         99.1     Form letter from eMerge Interactive, Inc. to holders of more than 100 shares of
                    Safeguard Scientifics, Inc. describing the Safeguard Subscription Program.                    *
         99.2     Form of letter from Adams, Harkness & Hill, Inc. to Safeguard Scientifics, Inc.
                    shareholders.                                                                                 *
         99.3     Form of letter from eMerge Interactive, Inc. to Brokers describing the Safeguard
                    Subscription Program.                                                                         *
         99.4     Form of Subscription Form for Safeguard Subscription Program.                                   *


    * Exhibit and exhibit number incorporated by reference to Registration Statement No. 333-89815, dated February 4, 2000.

    ** Exhibit and exhibit number incorporated by reference to Form 10-K filed April 3, 2000.

    *** Filed herewith.

   **** Exhibit and exhibit number incorporated by reference to Form 8-K filed
        May 5, 2000.

(b) Reports on Form 8-K

    The were no reports filed by the Company on Form 8-K for the quarter ended March 31, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2000                eMerge Interactive. Inc.

               By:
                                          President, Chief Executive
               /s/ Charles L. Abraham     Officer and Director (Principal
               -------------------------  Executive Officer)
               Charles L. Abraham

                                          Vice President and Chief Financial
               /s/ T. Michael Janney      Officer (principal financial and
               -------------------------  accounting officer)
               T. Michael Janney


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

        Name                          Capacity                                     Date
        ----                          --------                                     -----
                                    President, Chief Executive                  May 15, 2000
/s/ Charles L. Abraham              Officer and Director (principal
--------------------------          executive officer)
   Charles L. Abraham


                                    Vice President and Chief Financial
/s/ T. Michael Janney               Officer (principal financial and
--------------------------          accounting officer)                         May 15, 2000
   T. Michael Janney


/s/ John S. Scott                   Chairman of the Board
--------------------------
   John S. Scott                                                                May 15, 2000


/s/ Douglas A. Alexander            Director
--------------------------
   Douglas A Alexander                                                          May 15, 2000


/s/ Thomas C. Lynch                 Director
--------------------------
   Thomas C. Lynch                                                              May 15, 2000


/s/ Christopher Moller              Director
--------------------------
   Christopher Moller                                                           May 15, 2000


/s/ John W. Poduska                 Director
--------------------------
   John W. Poduska                                                              May 15, 2000


/s/ Anthony A. Ibarguen             Director
--------------------------
   Anthony A. Ibarguen                                                          May 15, 2000