Form 10-Q
period 2000-06-30
EMERGE INTERACTIVE INC
filed 2000-08-15
CIK 1092605

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000,

                                       Or

[_] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______


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

                 10315 102nd Terrace, Sebastian, Florida 32958
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (561) 589-7331
                                 --------------
              Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days: YES [X]   NO [ ]


The number of shares of the registrant's common stock, $0.008 par value, outstanding as of June 30, 2000 was 34,348,376. There were 28,653,931 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                            eMERGE INTERACTIVE, INC.

                           FORM 10-Q QUARTERLY REPORT
          (For Three Months Ended and Six Months Ended June 30, 2000)

                               TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
Part I    FINANCIAL INFORMATION

Item  1.  Financial Statements:
          Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30,
          2000......................................................................................         3
          Condensed Consolidated Statements of Operations for the three months ended June 30,
          1999 and 2000.............................................................................         5
          Condensed Consolidated Statements of Operations for the six months ended June 30,
          1999 and 2000.............................................................................         6
          Condensed Consolidated Statement of Stockholders' Equity for the six months ended
          June 30, 2000.............................................................................         7
          Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
          1999 and 2000.............................................................................         8
          Notes to Condensed Consolidated Financial Statements......................................         9
Item  2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................................        15
Item  3.  Quantitative and Qualitative Disclosures about Market Risk................................        24

Part II   OTHER INFORMATION

Item  1.  Legal Proceedings.........................................................................        24
Item  2.  Changes in Securities and Use of Proceeds.................................................        24
Item  4.  Submission of Matters to a Vote of Security Holders.......................................        25
Item  6.  Exhibits and Reports on Form 8-K..........................................................        25

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            eMERGE INTERACTIVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            DECEMBER 31,           JUNE 30,
                                                                                                1999                  2000
                                                                                           -------------         -------------
                                                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $  12,316,497         $  44,605,426
    Short term investments                                                                            --             1,361,914
    Trade accounts receivable                                                                  1,144,133            23,865,541
    Inventories (note 3)                                                                       1,201,203             6,861,870
    Cattle deposits                                                                              473,859             3,965,510
    Prepaid expenses                                                                              71,078             1,237,183
    Net assets of discontinued operations                                                        297,003                    --
    Other current assets                                                                         136,349               170,332
                                                                                           -------------         -------------
      TOTAL CURRENT ASSETS                                                                    15,640,122            82,067,776
Property and equipment, net                                                                    1,895,754            10,204,374
Capitalized offering costs                                                                       447,644                    --
Investment in Turnkey Computer Systems, Inc.                                                   1,822,833             1,822,833
Intangibles, net                                                                               5,955,360            44,060,662
                                                                                           -------------         -------------
      TOTAL ASSETS                                                                         $  25,761,713         $ 138,155,645
                                                                                           =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current installments of capital lease obligation                                       $      82,320         $     140,726
    Note payable                                                                                 500,000                    --
    Accounts payable                                                                           1,187,900            10,909,320
    Accrued liabilities:
     Salaries and benefits                                                                       967,749             1,267,115
     Other                                                                                       818,041             5,225,096
    Advance payments from customers                                                              222,750             1,210,325
    Due to related parties (note 4)                                                           12,053,715             1,101,176
                                                                                           -------------         -------------
      TOTAL CURRENT LIABILITIES                                                               15,832,475            19,853,758
Capital lease obligation, excluding current installments                                         224,068               167,162
Note payable                                                                                     400,000                    --
                                                                                           -------------         -------------
      TOTAL LIABILITIES                                                                       16,456,543            20,020,920
Commitments and contingencies

Redeemable Class A common stock, issued and outstanding 62,500                                   414,339                    --
shares in 1999 and -0- shares in 2000


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, authorized 15,000,000 shares:
     Series A preferred stock, (aggregate involuntary liquidation preference of
     $8,030,675 in 1999 and $0 in 2000),
      designated 6,500,000 shares; issued and outstanding                                         64,436                    --
      6,443,606 shares in 1999 and -0- shares in 2000

     Series B junior preferred stock, (aggregate involuntary liquidation preference of $5,281,316 in 1999 and $0 in 2000), designated 2,400,000 shares; issued and outstanding
      2,400,000 shares in 1999 and -0- shares in 2000                                             24,000                    --

     Series C preferred stock, (aggregate liquidation preference of $5,891,781 in 1999 and $0 in 2000), designated
      1,300,000 shares; issued and outstanding 1,100,000 shares                                   11,000                    --
      in 1999 and -0- shares in 2000

     Series D preferred stock, (aggregate liquidation preference of $41,823,749 in 1999 and $0 in 2000), designated
       4,555,556 shares; issued and outstanding 4,555,556 shares                                  45,556                    --
       in 1999 and -0- shares in 2000

    Common stock, $.008 par value, authorized 100,000,000 shares:
     Class A common stock, designated 92,711,110 shares; issued and outstanding
     7,046,444 shares in 1999 and
      28,653,931 shares in 2000                                                                   56,372               229,231
     Class B common stock, designated 7,288,890 shares; no
      shares issued and outstanding in 1999; 5,694,445 shares                                         --                45,556
      issued and outstanding in 2000
    Additional paid-in capital                                                                62,312,315           185,953,989
    Accumulated deficit                                                                      (32,375,926)          (45,780,932)
    Subscription receivable from Internet Capital Group, Inc.                                (21,188,320)          (22,263,533)
    Unearned compensation                                                                        (58,602)              (49,586)
                                                                                           -------------         -------------
      TOTAL STOCKHOLDERS' EQUITY                                                               8,890,831           118,134,725
                                                                                           -------------         -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  25,761,713         $ 138,155,645
                                                                                           =============         =============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            eMERGE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1999 and 2000
                                  (Unaudited)

                                                                                             1999                 2000
                                                                                        -------------         -------------
Revenue (including sales to related parties of approximately                            $   1,972,786         $ 160,416,086
         $0 in 1999 and $58,500,000 in 2000; note 4)

Cost of revenue (including purchases from related parties of approximately $0 in 1999 and $15,900,000 in 2000;
                note 4)                                                                     2,142,598           158,967,116
                                                                                        -------------         -------------
               Gross profit (loss)                                                           (169,812)            1,448,970
                                                                                        -------------         -------------
Operating expenses:
    Selling, general and administrative (note 6)                                            2,639,992            10,043,017
    Research and development                                                                1,009,087             1,212,521
                                                                                        -------------         -------------
               Total operating expenses                                                     3,649,079            11,255,538
                                                                                        -------------         -------------
               Profit (loss) from continuing operations                                    (3,818,891)           (9,806,568)
Interest and other income (expense), net                                                     (154,882)            1,868,713
                                                                                        -------------         -------------
               Profit (loss) from continuing operations
                  before income taxes                                                      (3,973,773)           (7,937,855)
Income tax expense (benefit)                                                                       --                    --
                                                                                        -------------         -------------
               Profit (loss) from continuing operations                                    (3,973,773)           (7,937,855)
Discontinued operations:
    Income from operations of discontinued
       transportation segment                                                                      --                41,606
                                                                                        -------------         -------------
               Net profit (loss)                                                        $  (3,973,773)        $  (7,896,249)
                                                                                        =============         =============
Net profit (loss) from continuing operations per
    common share -- basic and diluted                                                   $       (0.58)        $       (0.23)
                                                                                        =============         =============

Net profit (loss) per common share -- basic and diluted                                 $       (0.58)        $       (0.23)
                                                                                        =============         =============

Weighted average number of common shares
    outstanding -- basic and diluted                                                        6,851,724            33,899,540
                                                                                        =============         =============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            eMERGE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the six months ended June 30, 1999 and 2000
                                  (Unaudited)

                                                                                             1999                  2000
                                                                                        -------------         -------------
Revenue (including sales to related parties of
    approximately $ 0 in 1999 and $ 58,500,000 in 2000;
    note 4)                                                                             $   2,578,253         $ 198,968,985

Cost of revenue (including purchases from related parties of approximately $ 0 in 1999 and $ 15,900,000 in 2000;
    note 4)                                                                                 2,767,919           197,258,909
                                                                                        -------------         -------------
               Gross profit (loss)                                                           (189,666)            1,710,076
                                                                                        -------------         -------------
Operating expenses:
    Selling, general and administrative (note 6)                                            4,068,860            15,696,735
    Research and development                                                                1,450,433             2,513,245
                                                                                        -------------         -------------
               Total operating expenses                                                     5,519,293            18,209,980
                                                                                        -------------         -------------
               Profit (loss) from continuing operations                                    (5,708,959)          (16,499,904)
Interest and other income (expense), net                                                     (288,765)            3,010,264
                                                                                        -------------         -------------
               Profit (loss) from continuing operations
                  before income taxes                                                      (5,997,724)          (13,489,640)
Income tax expense (benefit)                                                                       --                    --
                                                                                        -------------         -------------
               Profit (loss) from continuing operations                                    (5,997,724)          (13,489,640)
Discontinued operations:
    Income from operations of discontinued
       transportation segment                                                                  10,420                84,634
                                                                                        -------------         -------------

               Net profit (loss)                                                        $  (5,987,304)        $ (13,405,006)
                                                                                        =============         =============
Net profit (loss) from continuing operations per
    common share -- basic and diluted                                                   $       (1.15)        $       (0.47)
                                                                                        =============         =============

Net profit (loss) per common share -- basic and diluted                                 $       (1.15)        $       (0.47)
                                                                                        =============         =============
Weighted average number of common shares
    outstanding -- basic and diluted                                                        5,223,403            28,598,587
                                                                                        =============         =============

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            eMERGE INTERACTIVE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                            Preferred Stock                  Preferred Stock                Preferred Stock
                                               Series A                         Series B                        Series C
                                      --------------------------      --------------------------      --------------------------
                                        Shares          Amount          Shares          Amount          Shares          Amount
                                      ----------      ----------      ----------      ----------      ----------      ----------
Balances at December 31, 1999          6,443,606          64,436       2,400,000          24,000       1,100,000          11,000

Conversion of Series A                (6,443,606)        (64,436)             --              --              --              --
preferred stock for 8,054,508
shares of Class A common stock

Conversion of Series B                        --              --      (2,400,000)        (24,000)             --              --
preferred stock for 3,000,000
shares of Class A common stock

Conversion of Series C                        --              --              --              --      (1,100,000)        (11,000)
preferred stock for 1,375,000
shares of Class A common stock

Conversion of Series D                        --              --              --              --              --              --
preferred stock for 5,694,445
shares of Class B common stock

Sale of Class A common                        --              --              --              --              --              --
stock in connection with
initial public offering

Issuance of 1,215,913                         --              --              --              --              --              --
shares of Class A Common
Stock in connection with purchase
of Eastern Livestock

Exercise of stock options                     --              --              --              --              --              --

Exercise of Turnkey's put                     --              --              --              --              --              --
right for 62,500 shares of
Class A common stock

Accretion to redemption                       --              --              --              --              --              --
value of note receivable
from Internet Capital
Group, Inc.

Net profit (loss)                             --              --              --              --              --              --

Non cash compensation                         --              --              --              --              --              --

Amortization of unearned compensation         --              --              --              --              --              --
                                      ----------      ----------      ----------      ----------      ----------      ----------
Balances at June 30, 2000                     --              --              --              --              --              --
                                      ----------      ----------      ----------      ----------      ----------      ----------

                                           Preferred Stock                   Common Stock                    Common Stock
                                               Series D                         Class A                         Class B
                                      --------------------------      --------------------------     --------------------------
                                        Shares          Amount          Shares          Amount          Shares         Amount
                                      ----------      ----------      ----------      ----------     ----------      ----------
Balances at December 31, 1999          4,555,556          45,556       7,046,444         56,372             --             --

Conversion of Series A                        --              --       8,054,508         64,436             --             --
preferred stock for 8,054,508
shares of Class A  common stock

Conversion of Series B                        --              --       3,000,000         24,000             --             --
preferred stock for 3,000,000
shares of Class A  common stock

Conversion of Series C                        --              --       1,375,000         11,000             --             --
preferred stock for 1,375,000
shares of Class A common stock

Conversion of Series D                (4,555,556)        (45,556)                                    5,694,445         45,556
preferred stock for 5,694,445
shares of Class B common
stock

Sale of Class A common                        --              --       7,675,000         61,400             --             --
stock in connection with
initial public offering

Issuance of 1,215,913                         --              --       1,215,913          9,727             --             --
shares of Class A Common
Stock in connection with
purchase of Eastern Livestock

Exercise of stock options                     --              --         224,566          1,796             --             --

Exercise of Turnkey's put                     --              --          62,500            500             --             --
right for 62,500 shares of
Class A common stock

Accretion to redemption                       --              --              --             --             --             --
value of note receivable
from Internet Capital
Group, Inc.

Net profit (loss)                             --              --              --             --             --             --

Non cash compensation                         --              --              --             --             --             --

Amortization of unearned compensation         --              --              --             --             --             --
                                      ----------      ----------      ----------      ---------      ---------        -------
Balances at June 30, 2000                     --              --      28,653,931        229,231      5,694,445         45,556
                                      ==========      ==========      ==========      =========      =========        =======

                                         Additional                        Note Receivable
                                          paid-in          Accumulated       from Internet          Unearned
                                          capital            deficit      Capital Group, Inc      compensation         Total
                                         ----------        -----------    ------------------      ------------      -----------
Balances at December 31, 1999            62,312,315        (32,375,926)       (21,188,320)          (58,602)          8,890,831

Conversion of Series A                           --                --                 --                 --                  --
preferred stock for
8,054,508 shares
of Class A common stock

Conversion of Series B                           --                --                 --                 --                  --
preferred stock for 3,000,000
shares of Class A common stock

Conversion of Series C                           --                --                 --                 --                  --
preferred stock for 1,375,000
shares of Class A common stock

Conversion of Series D                           --                --                 --                 --                  --
preferred stock for 5,694,445
shares of Class B common stock

Sale of Class A common                   107,138,544               --                 --                 --         107,199,944
stock in connection with
initial public offering

Issuance of 1,215,913                    14,490,273                --                 --                 --          14,500,000
shares of Class A Common
Stock in connection with
purchase of Eastern Livestock

Exercise of stock options                   259,750                --                 --                 --             261,546

Exercise of Turnkey's put                   413,839                --                 --                 --             414,339
right for 62,500 shares of
Class A common stock

Accretion to redemption                          --                --         (1,075,213)                --          (1,075,213)
value of note receivable
from Internet Capital
Group, Inc.

Net profit (loss)                                --        (13,405,006)               --                 --         (13,405,006)

Non cash compensation                     1,339,268                --                 --                 --           1,339,268

Amortization of unearned compensation            --                --                 --              9,016               9,016
                                         -----------       -----------        -----------        ----------         -----------
Balances at June 30, 2000                185,953,989       (45,780,932)       (22,263,533)          (49,586)        118,134,725
                                         ===========       ===========        ===========        ==========         ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            eMERGE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1999 and 2000
                                  (Unaudited)

                                                                                             1999                 2000
                                                                                        -------------         -------------
Cash flows from operating activities:
    Net profit (loss)                                                                   $  (5,987,304)        $ (13,405,006)
    Adjustments to reconcile net profit (loss) to net cash used in operating activities:
        Depreciation and amortization                                                         704,548             2,574,742
        Accretion to redemption value of note receivable                                           --            (1,075,213)
        Non cash compensation                                                                      --             1,339,268
        Amortization of unearned compensation                                                   4,509                 9,016
        Changes in operating assets and liabilities:
          Trade accounts receivable, net                                                      (36,083)          (22,721,408)
          Inventories                                                                         (33,120)           (5,660,667)
          Cattle deposits                                                                          --            (3,491,651)
          Prepaid expenses and other assets                                                  (140,545)           (1,200,088)
          Net assets of discontinued operations                                               604,729               297,003
          Accounts payable                                                                    297,078             9,721,420
          Accrued liabilities                                                               1,383,360               133,700
          Advance payments from customers                                                          --               987,575
                                                                                        -------------         -------------
          Net cash used by operating activities                                            (3,202,828)          (32,491,309)
                                                                                        -------------         -------------
Cash flows from investing activities:
    Purchases of short term investments                                                            --            (1,361,914)
    Purchases of property and equipment                                                    (1,193,077)           (6,129,825)
    Business combinations, net of cash acquired                                            (3,145,297)          (23,478,230)
                                                                                        -------------         -------------
          Net cash used by investing activities                                            (4,338,374)          (30,969,969)
                                                                                        -------------         -------------
Cash flows from financing activities:
    Purchases of short term investments                                                            --            (1,361,914)
    Net borrowings (payments) from (to) related parties                                     2,909,789           (10,952,539)
    Payment on Turnkey note payable                                                                --              (900,000)
    Payments on capital lease obligations                                                     (38,536)             (306,388)
    Net proceeds from issuance of common stock                                              5,587,280           107,909,134
    Offering costs                                                                           (254,458)                   --
                                                                                        -------------         -------------
          Net cash provided by financing activities                                         8,204,075            95,750,207
                                                                                        -------------         -------------
          Net increase in cash                                                                662,873            32,288,929
                                                                                        -------------         -------------
Cash and cash equivalents - beginning  of period                                                  268            12,316,497
                                                                                        -------------         -------------
Cash and cash equivalents - end of  period                                              $     663,141         $  44,605,426
                                                                                        =============         =============


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            eMERGE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1999 and 2000
                                  (Unaudited)

                                                                                1999               2000
                                                                            -----------        -----------
Supplemental disclosures:
   Cash paid for interest                                                   $    13,752        $   549,027
   Issuance of Class A common stock in connection with CIN
        transaction                                                             720,000                 --
   Issuance of Class A common stock in connection with
        Cyberstockyard transaction                                              450,000                 --
   Issuance of Class A common stock in connection with
        Eastern Livestock transaction                                                --         14,500,000
   Liabilities incurred with Eastern Livestock transaction                           --          4,500,000
   Conversion of Series A, B, and C preferred stock and
        redeemable Class A common stock into Class A common
        stock                                                                                      513,775
   Conversion of Series D preferred stock into Class B
        common stock                                                                 --             45,556

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            eMERGE INTERACTIVE, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)      ORGANIZATION

         (a)      Basis of Presentation

                  The condensed consolidated financial statements include the accounts of eMerge Interactive, Inc. and its wholly-owned subsidiaries, Cyberstockyard, Inc. ("Cyberstockyard"), a Mississippi corporation, and eMerge San Saba, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  The Company's condensed consolidated balance sheet as of December 31, 1999, has been derived from the Company's audited balance sheet as of that date. The Company's condensed consolidated financial statements as of and for the three months ended and six months ended June 30, 2000 and 1999, have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations and cash flows for the periods ended June 30, 1999 and 2000.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Revenue Recognition

                  The Company generates the majority of its revenue from cattle sales transactions where it acts as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where the Company is the primary obligor in the arrangement, the Company purchases cattle from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from of the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For cattle sales transactions in which the Company is not the primary obligor, it generally earns a fixed fee upon sale of the cattle which is based on weight or number of cattle. In these types of transactions, the Company records only the fee received as revenue. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

                  In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101," in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment:
                  Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain views of the SEC regarding applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of 2000. The SEC is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The Company is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the Securities and Exchange Commission. Based on what is currently known by the Company about SAB 101, management does not believe that adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

         (b)      Net Profit (Loss) Per Share

                  Net profit (loss) per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," by dividing the net profit (loss) allocable to common stockholders (net profit (loss) less accretion related to redeemable Class A common stock) by the weighted average number of shares of common stock outstanding less the shares of redeemable Class A common stock. The Company's stock options (2,443,648 at June 30, 1999 and 3,582,096 at June 30, 2000) and convertible preferred stock (9,943,606 at June 30, 1999 and 0 at June 30, 2000), have not been used in the calculation of diluted net profit (loss) per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net profit (loss) per share allocable to common stockholders are equal.

         (c)      Capitalized Software Costs

                  The Company accounts for the software components of its websites in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain costs to develop internal-use computer software are capitalized after the Company has completed a preliminary project assessment and management, with relevant authority, commits to funding the related software project and it is probable that the project will be completed and the software will be used to perform the function intended. As of June 30, 2000, approximately $1.0 million has been capitalized and is included in property and equipment in the accompanying condensed consolidated balance sheets. These costs relate to the Company's internet site development and will be amortized to operations over the assets' estimated useful life of three years upon completion of the application development stage.

         (d)      Cash Equivalents

                  For the purposes of the statement of cash flows, the Company considers all short term investments with a purchase to maturity of three months or less to be cash equivalents.

                  As of June 30, 2000, the Company had approximately $40.3 million of highly liquid debt instruments with maturities of less than three months included in cash equivalents and approximately $1,362,000 of highly liquid debt instruments and certificates of deposit with maturities of less than six months included in short term investments. The Company accounts for all of these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of June 30, 2000, all of the Company's cash equivalents and short term investments were classified as held-to-maturity and their amortized cost approximated fair value due to their short term nature.

(3)      INVENTORIES

         Inventories consist of:

                                                                              1999               2000
                                                                          -----------        -----------
          Raw materials                                                   $   658,454        $   386,698
          Work-in-process                                                     139,187                 --
          Cattle                                                              403,562          6,397,119
          Other                                                                    --             78,053
                                                                          -----------        -----------

                                                                          $ 1,201,203        $ 6,861,870
                                                                          ===========        ===========


(4)      RELATED PARTY TRANSACTIONS

         Amounts due to related parties consist of:

                                                                             1999                2000
                                                                          -----------        -----------
          XL Vision                                                       $ 1,668,317        $   754,557
          Safeguard Scientifics, Inc. and Safeguard Delaware, Inc.         10,385,398             12,115
          Eastern Livestock, Inc.                                                  --             53,164
          Employees and shareholders                                               --            281,340
                                                                          -----------        -----------

                                                                          $12,053,715        $ 1,101,176
                                                                          ===========        ===========


         In connection with the acquisition of Eastern's rollover business during May 2000, the Company has entered into various transactions during the ordinary course of business with Eastern's former shareholders and their related entities. The former shareholders, who are now employees and shareholders of the Company, continue to provide services and support to the Company pursuant to a Supply and Support Agreement dated May 1, 2000. This agreement requires the former shareholders and their related entities to assist the Company in obtaining cattle inventory supplies and to use their best efforts to cause customers to purchase cattle inventory from the Company. In addition, the agreement calls for the former shareholders and their related entities to continue conducting any and all activities and types of transactions with the Company throughout the term of the agreement. All such activities and transactions are provided to the Company on an arm's length and fair value basis pursuant to this agreement.

         For the three and six months ended June 30, 2000, the Company had cattle sales of approximately $58,500,000 and purchases of cattle of approximately $15,900,000 with related parties. Approximately $38,600,000 of related party sales were consummated pursuant to cattle sales contracts in effect prior to the Company's acquisition of Eastern.

(5)      SEGMENT INFORMATION

         In 1998, the Company adopted SFAS No. 131, which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required. The management approach requires the Company to report certain financial information related to continuing operations that is provided to the Company's chief operating decision-maker. The Company's chief operating decision-maker receives revenue, cost of revenue and gross profit (loss) by source, and all other statement of operations data and balance sheet data on a consolidated basis. The Company's reportable segments consist of cattle sales and other products and services. The gross profit (loss) associated with cattle sales and the related prospects for this portion of the Company's business differ from the rest of the Company's products and service offerings.

         The following summarizes revenue, cost of revenue and gross profit
         (loss) information related to the Company's two operating segments:

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                           JUNE 30,            JUNE 30,             JUNE 30,          JUNE 30,
                                         --------------------------------          -----------------------------
                                            1999                 2000                 1999              2000
                                         ----------          ------------          ----------       ------------
          Revenue:
                            Cattle       $1,740,955          $159,807,763          $1,740,955       $197,818,847
                            Other           231,831               608,323             837,298          1,150,138
                                         ----------          ------------          ----------       ------------

                   Total                 $1,972,786          $160,416,086          $2,578,253       $198,968,985
                                         ==========          ============          ==========       ============

          Cost of revenue:
                            Cattle       $1,729,029          $158,270,165          $1,729,029       $196,082,067
                            Other           413,569               696,951           1,038,890          1,176,842
                                         ----------          ------------          ----------       ------------
                   Total                 $2,142,598          $158,967,116          $2,767,919       $197,258,909
                                         ==========          ============          ==========       ============

          Gross profit (loss):
                            Cattle       $   11,926          $  1,537,598          $   11,926       $  1,736,780
                            Other          (181,738)              (88,628)           (201,592)           (26,704)
                                         ----------          ------------          ----------       ------------
                   Total                 $ (169,812)         $  1,448,970          $ (189,666)      $  1,710,076
                                         ==========          ============          ==========       ============


         The Company's assets and other statement of operations data are not allocated to a segment.

(6)      STOCK PLAN

         A summary of stock option transactions for the six months ended June 30, 2000, follows:

                                                                                                               WEIGHTED
                                                                         RANGE OF           WEIGHTED            AVERAGE
                                                                      EXERCISE PRICE        AVERAGE            REMAINING
                                                                            PER             EXERCISE          CONTRACTUAL
                                                      SHARES               SHARE             PRICE          LIFE (IN YEARS)
                                                     ---------        ---------------    -------------      ---------------
         Balance outstanding, December 31,
             1999                                    2,769,116        $  0.80 - 11.20        $  2.93             9.01
                                                                                                                 ====
             Granted                                 1,117,726        $ 10.56 - 62.38        $ 17.48
             Exercised                                (224,566)       $  0.80 -  4.80        $  1.16
             Cancelled                                 (80,180)       $  1.60 - 11.20        $  7.81
                                                     ---------        ---------------        -------
         Balance outstanding, June 30,
         2000                                        3,582,096        $  0.80 - 62.38        $  7.47             8.89
                                                     =========        ===============        =======             ====

         For the three and six months ended June 30, 2000, the Company recognized $1,339,268 of non cash compensation expense resulting from the accelerated vesting of stock options. This amount is included in selling, general and administrative expenses within the condensed consolidated statements of operations.

(7)      ACQUISITIONS

         On May 1, 2000, the Company closed on an Agreement for the Purchase and Sale of Assets with Eastern Livestock Co. ("Eastern"), and its shareholders. Eastern engages in buying cattle for immediate or short-term resale ("the rollover business"). The purchase of the rollover business included acquisition of all tangible and intangible systems used in the conduct or operation of the business, all furniture and/or equipment and systems associated with the business, and any presence on the World Wide Web, including email addresses, maintained by or on behalf of Eastern in connection with the rollover business. The purchase price for these assets consisted of (i) $17,000,000 in cash, (ii) 1,215,913 shares of eMerge common stock valued at $14,500,000 and (iii) $4,500,000 in cash to be paid one year after the closing date or earlier upon certain events occurring. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $36,100,000 was recorded as goodwill and is being amortized over five years.

         On June 1, 2000, the Company closed on an Agreement for the Purchase and Sale of Assets with W.P. Land and Livestock, Inc. d/b/a Jordan Cattle Auction ("Jordan") and its shareholders. In connection with this purchase, the Company acquired all of the tangible and intangible property of W.P. Land and Livestock relating to its business of purchasing and reselling of cattle through auction as well as any presence on the World Wide Web maintained by or on behalf of W.P. Land and Livestock, including the page located at URL http://www.jordancattle.com, and any email addresses used in connection with the business. The purchase price for these assets was $2,864,748 in cash. Concurrent with the purchase and sale of assets, the Company also closed on a Contract for Sale and Purchase of Real Estate with the shareholders of W.P. Land and Livestock. The Company purchased three parcels of land and buildings used in the above described business for a purchase price of $3,472,000 in cash. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $3,900,000 was recorded as goodwill and is being amortized over five years.

         The results of operations of the acquired companies are included in the condensed consolidated statements of operations since the respective dates of acquisition.

         The following unaudited proforma financial information presents the combined results of operations of eMerge, Eastern, and Jordan as if the acquisitions occurred on January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had eMerge, Eastern, and Jordan constituted a single entity during such periods.

                                        Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                    --------------------------   ---------------------------
                                        1999          2000           1999           2000
                                    -----------   ------------   ------------   ------------

          Revenue                  $217,312,193   $210,285,693   $331,687,763   $408,287,820
          Net loss                   (4,670,243)    (8,917,010)    (8,303,060)   (14,575,467)
          Net loss per share$      $   (0.58)     $   (0.26)     $   (1.29)     $   (0.50)


(8)      SUBSEQUENT EVENTS

         On May 30, 2000, the Company entered into an asset purchase agreement with the sole owner of the E4 Cattle Business ("Ed Edens Farms") for the purchase of certain tangible and intangible assets. Concurrent with the asset purchase agreement, the Company also entered into a contract for the purchase of real estate from the Edens Family Trust. The acquisition of the business closed on July 24, 2000, and the purchase of real estate associated with the business is scheduled to close on or before August 31, 2000, or on such other date agreed to by both parties. Ed Edens Farms engages in the buying of cattle for immediate or short-term resale. The purchase price for these assets, including real estate, consisted of (i) $2,250,000 in cash, and (ii) 83,858 shares of eMerge's common stock valued at $1,000,000. The transaction will be accounted for as a purchase and the results of the acquired operations are expected to be included in the Company's financial statements subsequent to the closing date of the purchase.

         On July 11, 2000, the Company entered into an asset purchase agreement with the sole owner of Billings Livestock Commission ("Billings") for the purchase of certain tangible, including real estate, and intangible assets. The purchase is scheduled to close on or before August 31, 2000, or on such other date as agreed to by both parties. Billings engages in the buying and reselling of cattle through its auction facilities. The purchase price for these assets consists of
         (i) $2,000,000 in cash, (ii) shares of eMerge's common stock valued at $750,000, and (iii) $250,000 in cash to be paid one year after the closing date or earlier based upon the occurrence of certain events. The transaction will be accounted for as a purchase and the results of the acquired operations are expected to be included in the Company's financial statements subsequent to the closing date of the purchase.

         On July 12, 2000, the Company entered into an asset purchase agreement with LeMaster Livestock, Inc. ("LeMaster") for the purchase of certain tangible, including real estate, and intangible assets associated with LeMaster's business. The purchase is scheduled to close on or before August 31, 2000, or on such other date as agreed to by both parties. LeMaster's business engages in the buying of cattle for immediate or short-term resale. The purchase price for these assets consists of (i) $3,060,000 in cash, (ii) shares of eMerge's common stock valued at $2,240,000, and (iii) $300,000 in cash to be paid one year after the closing date or earlier based upon the occurrence of certain events. The transaction will be accounted for as a purchase and the results of the acquired operations are expected to be included in the Company's financial statements subsequent to the closing date of the purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

         In addition to historical information, this report contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as "anticipates," "believes," "estimates," "expects," "intends," "may," "will" and words of similar meaning. These statements include statements regarding, among other things, our electronic commerce strategy, acquisition and expansion strategy, product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop "brand" awareness and the market acceptance of the Internet as a medium of commerce. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements, including the acceptance by our customers of electronic commerce as a means of conducting business, our ability to grow revenue, our ability to increase margins, our ability to implement our acquisition and expansion strategy, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation and other factors. Other factors that may cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Factors Affecting Our Business, Financial Condition and Results of Operation," as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

OVERVIEW

         We are a business-to-business Value Chain Integrator serving the U.S. beef-production industry. Our goal is to improve the nation's beef-production process by adding previously unrealized value to the supply chain via an e-marketplace, information-management infrastructure, and value-enhancing technologies. We believe that by accomplishing our goal, we can improve the industry's productivity and profitability and help its participants enhance beef quality, safety and market share. We offer our products and services to cattle industry participants through our family of integrated web sites, our proprietary information management application and our direct sales force. Our business strategy is to utilize our electronic commerce, information management and technology resources to develop and offer complementary products and services that reduce inefficiencies throughout the cattle production chain, improve cattle quality and improve overall productivity in the cattle industry.

         In implementing our existing business strategy and developing and providing our current products and services, we recently have determined that by refocusing and expanding our existing business strategy we may be able to better serve the overall needs of the cattle industry. In this regard, we intend to focus our ongoing business efforts on developing and implementing our "value chain integrator" strategy.

         Through our value chain integrator strategy, we intend to build upon and expand our existing business strategy to positively affect the manufacturing process in the cattle industry and add previously unrealized value to the nation's beef supply system. We intend to implement our value chain integration strategy through our existing CattleinfoNet business network, which is comprised of our existing electronic commerce platform, information management infrastructure and value enhancing technologies. As an integral part of our value chain integration strategy, we intend to enhance the effectiveness and scope of our CattleinfoNet business network by developing a network of Interactive Facilities, a regional network of facilities that we previously referred to as "e-market hubs."

         We believe that a network of Interactive Facilities will allow us to more productively operate our electronic commerce platform, more accurately gather, track and analyze information through our information management infrastructure and more uniformly implement and monitor our technologies. As a result, we believe that by combining our CattleinfoNet business network with a network of Interactive Facilities we will be able to more effectively and rapidly reduce the inefficiencies in the cattle industry and provide ranchers and producers with increased product quality, consistency, yield and safety.

         Our recent acquisitions of Jordan Cattle Auction and Eastern, and our proposed acquisitions of Ed Edens Farms, Billings and LeMaster, are the initial stages of implementing this strategy. We will continue to aggressively explore additional acquisition, licensing and strategic alliance opportunities that provide a strategic fit for our value integration strategy, in terms of both the geographic reach and technological assets offered by a potential facility or partner.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Revenue increased from $2.0 million for the quarter ended June 30, 1999 to $160.4 million for the quarter ended June 30, 2000. Revenue from cattle sales increased from $1.7 million for the quarter ended June 30, 1999 to $159.8 million for the quarter ended June 30, 2000. This increase reflects a higher volume of cattle sales transactions brought about primarily by the May 2000 acquisition of Eastern. Revenue from other products and services increased by 162% from $232,000 for the quarter ended June 30, 1999 to $608,000 for the quarter ended June 30, 2000. This increase is due primarily to higher revenue derived from the sale of an equine imaging system and related inventory, subscriptions to our comparative feedlot analysis and market information services, as well as the addition of advertising revenue. We expect that cattle revenue will continue to account for a majority of our revenue for the foreseeable future.

         Cost of revenue consists primarily of the direct cost to acquire cattle, NutriCharge, our proprietary feed supplement, and equine imaging systems components. In addition, cost of revenue also includes the indirect manufacturing overhead costs, such as support personnel, facilities costs, supplies and depreciation, that are primarily associated with the production of the equine imaging system. Cost of revenue attributed to cattle sales increased from $1.7 million for the quarter ended June 30, 1999 to $158.3 million for the quarter ended June 30, 2000. Cost of revenue attributed to other products and services increased by 69% from $414,000 for the quarter ended June 30, 1999 to $697,000 for the quarter ended June 30, 2000. This increase is due principally to the sale of an equine imaging system as well as the sale of related inventory to a single customer during the quarter ended June 30, 2000. We generated a gross loss of $170,000 for the quarter ended June 30, 1999 and a gross profit of $1.4 million for the quarter ended June 30, 2000. The increase in gross profit is due primarily to the increase in cattle revenue, as cost of goods, principally manufacturing overhead, did not increase in proportion to the increase in revenue.

         Selling, general and administrative expenses increased 280% from $2.6 million for the quarter ended June 30, 1999 to $10.0 million for the quarter ended June 30, 2000.

         Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, recruiting and relocation charges, consulting fees, travel, advertising and trade shows. Sales and marketing expenses increased 323% from $1.6 million for the quarter ended June 30, 1999 to $6.8 million for the quarter ended June 30, 2000, and included non-cash compensation charges of $1.3 million associated with employee separations. The remaining increase in sales and marketing expenses is due primarily to costs associated with expanding the number of personnel within the organization as well as consulting, travel and advertising costs. We expect these costs to continue to increase as we continue to pursue additional sales and marketing opportunities.

         Our general and administrative expenses consist primarily of salaries and related costs for executive, administrative, and finance personnel, amortization of intangibles and professional service fees. General and administrative expenses increased 215% from $1.0 million for the quarter ended June 30, 1999 to $3.2 million (including intangibles amortization of $1.6 million) for the quarter ended June 30, 2000. The increase was primarily due to increased amortization of intangibles resulting from acquisitions, higher expenses associated with expanding the number of personnel within the organization and increased legal and travel expenses required to support and grow our business. We expect these expenses to continue to increase as additional acquisitions are made, personnel are hired, and expenses are incurred to support future growth.

         Our research and development expenses consist primarily of salaries and related costs, payments to outside consultants, travel, material costs for prototype imaging systems and, to a lesser extent, depreciation on equipment used for development. Our expenses increased 20% from $1.0 million for the quarter ended June 30, 1999 to $1.2 million for the quarter ended June 30, 2000. This increase in expenses was primarily due to increased consulting costs, higher travel expenses, an increase in salaries and related costs, and increased spending for materials and supplies. The increase in expenses was required to integrate and expand our product lines such as our online cattle sales and auction software, Interactive Manager software (formerly referred to as Feedlot Information System software), and continued development efforts on imaging systems. We expect these costs to increase significantly as we plan to invest heavily to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. During the quarter ended June 30, 2000, we capitalized certain internal software development costs as required by SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

         Interest and other income (expense), net rose from ($155,000) for the quarter ended June 30, 1999 to $1.9 million for the quarter ended June 30, 2000. This increase was primarily due to increased interest income generated by short-term investments and a reduction in interest expense following the initial public offering and repayment of related party debt. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers.

         Due to the losses incurred, we did not have any income tax expense for the quarter ended June 30, 1999 or the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Revenue increased from $2.6 million for the six months ended June 30, 1999 to $199.0 million for the six months ended June 30, 2000. Revenue from cattle sales increased from $1.7 million for the six months ended June 30, 1999 to $197.8 million for the six months ended June 30, 2000. This increase reflects a higher volume of cattle sales transactions brought about primarily by the May 2000 acquisition of Eastern. Revenue from other products and services increased by 37% from $837,000 for the six months ended June 30, 1999 to $1.2 million for the six months ended June 30, 2000. This increase is due primarily to higher revenue derived from subscriptions to our comparative feedlot analysis and market information services as well as the addition of advertising revenue. The increased revenue derived from other products and services was partially offset by lower sales of our equine imaging systems and related inventory. We expect that cattle revenue will continue to account for a majority of our revenue for the foreseeable future.

         Cost of revenue consists primarily of the direct cost to acquire cattle, NutriCharge, our proprietary feed supplement, and equine imaging systems components. In addition, cost of revenue also includes the indirect manufacturing overhead costs, such as support personnel, facilities costs, supplies and depreciation, that are primarily associated with the production of the equine imaging system. Cost of revenue attributed to cattle sales increased from $1.7 million for the six months ended June 30, 1999 to $196.1 million for the six months ended June 30, 2000. Cost of revenue attributed to other products and services increased by 13% from $1.0 million for the six months ended June 30, 1999 to $1.2 million for the six months ended June 30, 2000. This increase is due principally to the sale of an equine imaging system as well as the sale of related inventory to a single customer during the quarter ended June 30, 2000. We generated a gross loss of $190,000 for the six months ended June 30, 1999 and a gross profit of $1.7 million for the six months ended June 30, 2000. The increase in gross profit is due primarily to the increase in cattle revenue, as cost of goods, principally manufacturing overhead, did not increase in proportion to the increase in revenue.

         Selling, general and administrative expenses increased 286% from $4.1 million for the six months ended June 30, 1999 to $15.7 million for the six months ended June 30, 2000.

         Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, recruiting and relocation charges, consulting fees, travel, advertising and trade shows. Sales and marketing expenses increased 312% from $2.6 million for the six months ended June 30, 1999 to $10.6 million for the six months ended June 30, 2000, and included non-cash compensation charges of $1.3 million associated with employee separations. The remaining increase in sales and marketing expenses is due primarily to costs associated with expanding the number of personnel within the organization as well as consulting, travel and advertising costs.

We expect these costs to continue to increase as we continue to pursue additional sales and marketing opportunities.

         Our general and administrative expenses consist primarily of salaries and related costs for executive, administrative, and finance personnel, amortization of intangibles and professional service fees. General and administrative expenses increased 241% from $1.5 million for the six months ended June 30, 1999 to $5.1 million (including intangibles amortization of $1.9 million) for the six months ended June 30, 2000. The increase was primarily due to increased amortization of intangibles resulting from acquisitions, higher expenses associated with expanding the number of personnel within the organization, and increased legal and travel expenses required to support and grow our business. We expect these expenses to continue to increase as additional acquisitions are made, personnel are hired, and expenses are incurred to support future growth.

         Our research and development expenses consist primarily of salaries and related costs, payments to outside consultants, travel, material costs for prototype imaging systems and, to a lesser extent, depreciation on equipment used for development. Our expenses increased 73% from $1.5 million for the six months ended June 30, 1999 to $2.5 million for the six months ended June 30, 2000. This increase in expenses was primarily due to increased consulting costs, higher travel expenses, an increase in salaries and related costs, and increased spending for materials and supplies. The increase in expenses was required to integrate and expand our product lines such as our online cattle sales and auction software, Interactive Manager software (formerly referred to as Feedlot Information System software), and continued development efforts on imaging systems. We expect these costs to increase significantly as we plan to invest heavily to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. During the six months ended June 30, 2000, we capitalized certain internal software development costs as required by SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

         Interest and other income (expense), net rose from ($289,000) for the six months ended June 30, 1999 to $3.0 million for the six months ended June 30, 2000. This increase was primarily due to increased interest income generated by short-term investments and a reduction in interest expense following the initial public offering and repayment of related party debt. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers.

         Due to the losses incurred, we did not have any income tax expense for the six months ended June 30, 1999 or the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, our primary source of liquidity consisted of cash and highly liquid, high quality debt instruments. Our intent is to make such funds, which have maturities of less than one year, readily available for operating purposes. At June 30, 2000, we had cash, cash equivalents, and short term investments, primarily investments in marketable debt securities and certificates of deposit, totaling $46.0 million compared to $12.3 million at December 31, 1999. The Company has entered into asset purchase agreements subsequent to June 30, 2000 that are expected to require the use of approximately $7.3 million of cash.

         On February 10, 2000, we completed our initial public offering and private placement of 7,675,000 shares of common stock which generated net proceeds, after deducting underwriting discounts, commissions and other offering costs, of $107.1 million. Subsequent to the offering, approximately $12.3 million of the proceeds were used to pay amounts due to related parties and Turnkey Computer Systems and $23.5 million was used for acquisitions of other businesses. We believe that the net proceeds from the offering, together with our existing cash and short term investments, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 24 months under our current business plan, which may change.

         We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the six months ended June 30, 2000, net cash used in operating activities was $32.5 million and primarily consisted of net operating losses and increases in accounts receivable, inventories, cattle deposits and prepaid expenses. These amounts were offset in part by increases in accounts payable and customer advances.

         Net cash used in investing activities was $31.0 million for the six months ended June 30, 2000. Our investing activities included the acquisitions of Eastern and W.P. Land and Livestock, Inc. for $23.5 million, purchases of short term investments of $1.4 million and capital expenditures of $6.1 million. We expect a continued increase in acquisition activity and capital expenditures for the foreseeable future as we continue to effect our business strategy.

         Net cash provided by financing activities was $95.1 million for the six months ended June 30, 2000. Cash provided by financing activities was primarily due to our initial public offering and private placement, which raised net proceeds of $107.1 million, as well as the exercise of stock options. These amounts were partially offset by related party payments of $10.4 million to Safeguard Scientifics, Inc. and $900,000 to XL Vision and the repayment of a $900,000 note payable due to Turnkey Computer Systems.

FACTORS AFFECTING OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

         In addition to the other information included in this report and our other public filings and releases, the following factors should be considered while evaluating our business, financial condition, results of operations and prospects:

We have a limited operating history and unproven business model. As a result, we may not be able to accurately predict future results and our business strategy may not be successful.

         We commenced operations in 1994 and commercially released our initial product in November 1997. Accordingly, we have only a limited operating history upon which to evaluate our business. In addition, our business strategy and revenue model has changed significantly during the past 18 months. Our limited operating history, combined with our recent shift in business strategy, makes predicting our future results of operations difficult. Our new business model has not been tested and, accordingly, we cannot be certain that our business strategy will be successful.

         Specific uncertainties relating to our new business model include our ability to:

         - achieve acceptance of our Web site as a marketplace for electronic commerce;
         - expand the number of cattle producers, feedlots and packers that utilize our services;
         - develop and upgrade our products and technologies more effectively and rapidly than our competitors; and
         - successfully implement our acquisition, sales and marketing strategies.

We have a history of net losses and expect to continue to incur losses for the foreseeable future. If we continue to incur losses, our business may not ultimately be financially viable.

         We have incurred significant net losses since inception. We reported a net loss of approximately $6.0 million for the six months ended

June 30, 1999, or 232% of total revenue, and a net loss of approximately $13.4 million for the six months ended June 30, 2000, or 7% of total revenue. As of June 30, 2000, we had accumulated net losses totaling approximately $45.8 million. Our operating expenses have increased significantly in each year of our operation, and we anticipate that such expenses will continue to increase over the next several years as we expand our operations. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

         To achieve profitability, we must successfully address the following risks:

         - lack of commercial acceptance of our Internet cattle sales and services;
         - failure to expand the number of livestock industry participants using our network;
         - failure to obtain access to data from feedlots to adequately address the information needs of our customers;
         -   inability to respond to competitive developments;
         -   failure to achieve brand recognition;
         -   failure to introduce new products and services; and
         - failure to upgrade and enhance our technologies to accommodate expanded product and service offerings and increased customer traffic.

         If we are unable to successfully address any of these risks, our business may be harmed.

The Internet livestock products and services market, including, in particular, the cattle sales market, is new and uncertain and our business may not develop as we anticipate.

         The Internet market for livestock products and services, including, in particular, the cattle sales market, has only recently developed, and its continued development is subject to substantial uncertainty. To date, we have not realized adequate revenues and gross margins from this market to achieve profitability. We cannot be assured that this market will continue to develop as we expect, if at all. Our revenue model depends on the commercial acceptance of our Internet-based products and services. We do not know if our target customers will use the Internet as a means of purchasing products and services. Even if potential customers choose to purchase livestock products and services over the Internet, they may not choose our online services to do so. If the market for livestock products and services over the Internet does not develop as we anticipate, our business and the results of our operations will be harmed.

         For the six months ended June 30, 2000, we relied on cattle sales for over 99% of our revenue and we expect to rely on the success of our cattle sales and auction services for a significant majority of our revenue for the foreseeable future. As a result, our ability to achieve commercial acceptance of our cattle sales is critical to our ability to obtain future revenue. To date, we have not achieved revenues from cattle sales that are sufficient for us to determine whether these services will achieve commercial acceptance. Any failure to successfully gain commercial acceptance of these services would harm our business and the results of our operations. In addition, as the result of our dependence on cattle sales, if the demand for beef declines, the demand for our products and services would likely decline, and our results of operations would be harmed.

We recently completed significant acquisitions of businesses and technologies and we may make other business acquisitions in the future, which may be difficult to integrate into our business and may disrupt or negatively impact our business.

         We recently made, and will continue to make, investments in and acquisitions of complementary companies, technologies and assets that constitute critical aspects of our current and future business operations. If we fail to successfully integrate the operations of these companies, technologies or assets into our business, we may not be able to successfully execute our business strategy. In connection with a number of our acquisitions we hire key employees. The businesses we have acquired generally are critical to our current business operations and growth strategy.

         Our acquisitions may result in:

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

         The loss of the services of any key person could harm our business, including our ability to compete effectively. Our performance also depends on our ability to attract, retain and motivate additional key officers and employees. We may be unable to retain our employees or to attract, assimilate and retain other qualified employees with relevant livestock and electronic commerce industry skills in the future. If we fail to attract, retain and motivate qualified employees, our business will be harmed.

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

         We expect that our revenue and operating results will vary in the future as a result of a number of factors. Our quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our operating results in the future may not follow any prior trends and should not be relied upon as an indication of future results. The factors that affect our quarterly operating results include:

         - our ability to retain existing customers and attract new customers;
         - our ability to develop and market new and enhanced products and services on a timely basis;
         - the introduction of new or enhanced Web sites, products and services by us; and
         -  continued purchases by our existing customers.

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

         We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers and proprietary data, may prevent many potential customers from engaging in online transactions and may harm our business. Despite the measures we intend to take to enhance our Internet security, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If our security measures are circumvented, proprietary information could be misappropriated or our operations could be interrupted. Security breaches that result in access to confidential information could expose us to a risk of loss or liability. If we do not adequately address these concerns or face any claims in connection with a breach of security, our business, financial condition and operating results could be harmed.

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

         The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities and Safeguard and XL Vision are affiliated entities. Internet Capital Group, Safeguard and XL Vision together have the power to vote approximately 71% (as of June 30, 2000) of the aggregate number of votes to which the holders of our common stock are entitled. As a result, these stockholders will be able to control all matters requiring stockholder approval.

         In addition, currently five of the seven members of our board of directors also serve as directors and/or officers of Internet Capital Group, Safeguard or XL Vision. Internet Capital Group has the right to elect two directors to our board. Under the joint venture agreement, Safeguard and Internet Capital Group have agreed to vote for two designees of Safeguard and two designees of Internet Capital Group in all future elections of directors. Safeguard, XL Vision and Internet Capital Group will therefore have the ability to significantly influence our management.

Our common stock price is likely to be highly volatile.

         The market price of our common stock, like the market for Internet-related and technology companies in general, has been and will likely continue to be highly volatile. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. These fluctuations may be caused by factors such as:

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We held no derivative securities as of June 30, 2000. Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. At June 30, 2000, our investments consisted of $40.3 million in cash equivalents with maturities of less than three months and $1.4 million in debt securities and certificates of deposit with a maturity of less than six months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in the legal proceedings previously reported.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         In connection with the purchase of assets of Eastern on May 1, 2000, we issued 1,215,953 shares of Class A common stock with an aggregate value of $14,500,000. The shares were issued pursuant to an exemption by reason of
Section 4(2) of the Securities Act of 1933. This sale was made without general solicitation or advertising. Each purchaser represented that he, she, or it was acquiring the shares without a view to distribute and was afforded an opportunity to review all publicly filed documents and ask questions of our officers.

USE OF PROCEEDS

         On February 4, 2000, we commenced an initial public offering of our common stock. Our registration statement on Form S-1 (File No. 333-89815) covering the offering of 7,175,000 shares was declared effective on February 3, 2000. As part of the offering, we sold 2,806,000 shares of our class A common stock at the public offering price to shareholders of Safeguard Scientifics, Inc., one of our principal stockholders, that owned at least 100 shares of common stock of Safeguard as of October 20, 1999, and Safeguard sold 694,000 of its eMerge Interactive shares to its shareholders. In addition, we issued

500,000 shares of class A common stock at $15.00 per share in a private placement that was completed simultaneously with the offering.

         The net proceeds from the offering and the private placement after deducting discounts, commissions, management fees, finders fees and expenses was $107,142,769. From the effective date of the registration statement to June 30, 2000, the net proceeds have been used for the following purposes:


         Temporary investments:
                    Cash and cash equivalents                        $  44,605,426
                    Short term investments                               1,361,914
                                                                     -------------
                             Subtotal                                $  45,967,340

         Acquisition of other businesses                                23,478,230
         Working capital                                                19,102,525
         Repayment of indebtedness                                      12,343,610
         Purchase and installation of machinery and equipment            6,251,064
         Construction of plant, building and facilities                         --
         Other purposes                                                         --
                                                                     -------------
                                                                     $ 107,142,769
                                                                     =============

         We have used $12.3 million of the proceeds from this offering for payments to related parties and Turnkey Computer Systems, Inc., $23.5 million for the acquisitions of Eastern Livestock, Inc. and W.P. Land and Livestock, Inc., $6.3 million for capital expenditures, and $19.1 million for general working capital purposes. None of the remaining payments constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                 Exhibit Index

       EXHIBIT
       NUMBER        DESCRIPTION                                                               REFERENCE
       ------        -----------                                                               ---------
       10.35         Agreement for the Purchase and Sale of Assets, dated April 20, 2000            *
       10.36         Registration Rights and Restricted Stock Agreement, dated May 1, 2000          *
       10.37         Supply and Support Agreement, dated May 1, 2000                                *
       10.38         Cattle Purchase Contract Agreement, dated May 1, 2000                          *
       10.39         Agreement for the Purchase and Sale of Assets, dated April 21, 2000            *
       10.40         Contract for Sale and Purchase of Real Estate, dated April 21, 2000            *
       27.1          Financial Data Schedule.                                                       **

     * Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2000.

     **  Filed herewith.

(b)      Reports on Form 8-K

         On May 5, 2000, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisitions of Eastern Livestock Co., Inc. and W.P. Land and Livestock, Inc.

         On July 14, 2000, the Company filed an amended report on Form 8-K, pursuant to Item 7, paragraph (a) (4), of such Form, to provide the financial information required by this item for Eastern Livestock Co., Inc. and W.P. Land and Livestock, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2000             eMerge Interactive. Inc.

                By:
                                            President, Chief Executive
                /s/ Charles L. Abraham      Officer and Director (Principal
                ----------------------      Executive Officer)
                Charles L. Abraham

                                            Vice President and Chief Financial
                /s/ T. Michael Janney       Officer (principal financial and
                ----------------------      accounting officer)
                T. Michael Janney