Form 10-Q
period 2000-09-30
EMERGE INTERACTIVE INC
filed 2000-11-14
CIK 1092605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2000,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]


The number of shares of the registrant's common stock, $0.008 par value, outstanding as of November 7, 2000 was 34,794,896. There were 29,100,451 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EMERGE INTERACTIVE, INC.

                           FORM 10-Q QUARTERLY REPORT
        (For Three Months Ended and Nine Months Ended September 30, 2000)

                                TABLE OF CONTENTS


                                                                                                                         Page
                                                                                                                         ----
Part I     FINANCIAL INFORMATION

 Item 1.   Financial Statements:
           Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30,
           2000.......................................................................................................     3
           Condensed Consolidated Statements of Operations for the three months ended September
           30, 1999 and 2000..........................................................................................     5
           Condensed Consolidated Statements of Operations for the nine months ended September
           30, 1999 and 2000..........................................................................................     6
           Condensed Consolidated Statement of Stockholders' Equity for the nine months ended
           September 30, 2000.........................................................................................     7
           Condensed Consolidated Statements of Cash Flows for the nine months ended September
           30, 1999 and 2000..........................................................................................     8
           Notes to Condensed Consolidated Financial Statements.......................................................    10
 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................................................    16
 Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................................    25

Part II    OTHER INFORMATION

 Item 1.   Legal Proceedings..........................................................................................    25
 Item 2.   Changes in Securities and Use of Proceeds..................................................................    25
 Item 4.   Submission of Matters to a Vote of Security Holders........................................................    27
 Item 6.   Exhibits and Reports on Form 8-K...........................................................................    27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EMERGE INTERACTIVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                            1999                 2000
                                                                        ------------        -------------

ASSETS

Current assets:
      Cash and cash equivalents                                         $ 12,316,497         $ 21,737,251
      Short term investments                                                      --            1,290,000
      Trade accounts receivable, net                                       1,144,133           32,946,638
      Inventories (note 3)                                                 1,201,203            4,314,184
      Cattle deposits                                                        473,859            4,339,640
      Prepaid expenses                                                        71,078            1,222,964
      Net assets of discontinued operations                                  297,003                   --
      Other current assets                                                   136,349                  365
      Due from related parties (note 4)                                           --           10,839,357
                                                                        ------------         ------------
            Total current assets                                          15,640,122           76,690,399

Property and equipment, net                                                1,895,754           15,495,162
Capitalized offering costs                                                   447,644                   --
Investment in Turnkey Computer Systems, Inc.                               1,822,833            1,822,833
Intangible assets, net                                                     5,955,360           58,176,410
                                                                        ------------         ------------

Total assets                                                            $ 25,761,713         $152,184,804
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of capital lease obligation                  $     82,320         $    140,726
      Note payable                                                           500,000               10,079
      Accounts payable                                                     1,187,900           20,701,268
      Accrued liabilities:
            Purchase consideration (note 7)                                       --            6,675,000
            Salaries and benefits                                            967,749              817,788
            Other                                                            818,041              851,645
      Advance payments from customers                                        222,750            1,253,585
      Due to related parties (note 4)                                     12,053,715            3,917,701
                                                                        ------------         ------------
            Total current liabilities                                     15,832,475           34,367,792

      Capital lease obligation, excluding current installments               224,068              167,163
      Note payable                                                           400,000                   --
                                                                        ------------         ------------
Total liabilities                                                         16,456,543           34,534,955
                                                                        ------------         ------------

See accompanying notes to condensed consolidated financial statements.

Redeemable Class A common stock, issued and outstanding 62,500 shares
in 1999 and -0- shares in 2000                                                                   414,339                     --

Stockholders' equity:
      Preferred stock, $.01 par value, authorized 15,000,000 shares:
            Series A preferred stock, (aggregate involuntary liquidation preference of $8,030,675 in 1999 and $0 in 2000), designated
               6,500,000 shares, issued and outstanding 6,443,606 shares in 1999
               and -0- shares in 2000                                                             64,436                     --

            Series B junior preferred stock, (aggregate involuntary liquidation preference of $5,281,316 in 1999 and $0 in 2000), designated
               2,400,000 shares, issued and outstanding 2,400,000 in 1999 and
               -0- shares in 2000                                                                 24,000                     --

            Series C preferred stock, (aggregate liquidation preference of
               $5,891,781 in 1999 and $0 in 2000), designated 1,300,000 shares,
               issued and outstanding 1,100,000 in 1999 and -0- shares in 2000                    11,000                     --

            Series D preferred stock, (aggregate liquidation preference of
               $41,823,749 in 1999 and $0 in 2000), designated 4,555,556 shares,
               issued and outstanding 4,555,556 shares in 1999 and -0- shares in 2000             45,556                     --

      Common stock, $.008 par value, authorized 100,000,000 shares:
            Class A common stock, designated 92,711,110 shares, issued and outstanding 7,046,444 shares in 1999 and
               29,099,139 shares in 2000                                                          56,372                232,793
            Class B common stock, designated 7,288,890 shares, no shares issued and outstanding in 1999, 5,694,445 shares issued and outstanding
               in 2000                                                                                --                 45,556
      Additional paid-in capital                                                              62,312,315            193,306,097
      Accumulated deficit                                                                    (32,375,926)           (53,058,725)
      Subscription receivable from Internet Capital Group, Inc.                              (21,188,320)           (22,830,794)
      Unearned compensation                                                                      (58,602)               (45,078)
                                                                                          --------------         --------------
            Total stockholders' equity                                                         8,890,831            117,649,849
                                                                                          --------------         --------------
Total liabilities and stockholders' equity                                                $   25,761,713         $  152,184,804
                                                                                          ==============         ==============

See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

                                                                                                THREE MONTHS
                                                                                                   ENDED
                                                                                               SEPTEMBER 30,
                                                                                        1999                   2000
                                                                                    ------------           ------------
Revenue (including sales to related parties of approximately $0 in 1999
         and $119,700,000 in 2000, note 4)                                          $ 15,760,392           $277,350,736

Cost of revenue (including purchases from related parties of approximately
              $0 in 1999 and $20,500,000 in 2000, note 4)                             15,684,926            273,644,888
                                                                                    ------------           ------------

       Gross profit                                                                       75,466              3,705,848

Operating expenses:
   Selling, general and administrative                                                 3,286,561             11,447,317
   Research and development                                                            1,305,829                826,687
                                                                                    ------------           ------------
       Total operating expenses                                                        4,592,390             12,274,004
                                                                                    ------------           ------------

       Operating loss                                                                 (4,516,924)            (8,568,156)

Interest and other income (expense), net                                                (167,958)             1,290,363
                                                                                    ------------           ------------

       Net loss                                                                     $ (4,684,882)          $ (7,277,793)
                                                                                    ============           ============

Net loss per common share - basic and diluted                                       $      (0.67)          $      (0.21)
                                                                                    ============           ============

Weighted average number of common shares outstanding - basic and diluted               6,985,960             34,553,454
                                                                                    ============           ============

See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


                                                                                                NINE MONTHS
                                                                                                   ENDED
                                                                                               SEPTEMBER 30,
                                                                                        1999                   2000
                                                                                    ------------           ------------
Revenue (including sales to related parties of approximately $0 in 1999 and
         $178,200,000 in 2000, note 4)                                              $ 18,338,645           $476,319,721

Cost of revenue (including purchases from related parties of approximately
                  $0 in 1999 and $36,400,000 in 2000, note 4)                         18,282,330            470,903,797
                                                                                    ------------           ------------

       Gross profit                                                                       56,315              5,415,924

Operating expenses:
   Selling, general and administrative (note 6)                                        7,539,689             27,144,052
   Research and development                                                            2,756,262              3,339,932
                                                                                    ------------           ------------
       Total operating expenses                                                       10,295,951             30,483,984
                                                                                    ------------           ------------

       Operating loss from continuing operations                                     (10,239,636)           (25,068,060)

Interest and other income (expense), net                                                (442,969)             4,300,627
                                                                                    ------------           ------------
       Loss from continuing operations                                               (10,682,605)           (20,767,433)

Income from operations of discontinued transportation segment                             10,420                 84,634
                                                                                    ------------           ------------

       Net loss                                                                     $(10,672,185)          $(20,682,799)
                                                                                    ============           ============


Net loss per common share - basic and diluted                                       $      (1.59)          $      (0.68)
                                                                                    ============           ============

Weighted average number of common shares outstanding - basic and diluted               6,709,854             30,604,604
                                                                                    ============           ============

See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                       PREFERRED STOCK             PREFERRED STOCK
                                                                          SERIES A                     SERIES B
                                                                   ------------------------     -----------------------
                                                                     SHARES         AMOUNT       SHARES          AMOUNT
                                                                   ----------      --------     ----------      --------
Balances at December 31, 1999                                       6,443,606       64,436       2,400,000       24,000

Conversion of Series A preferred stock for 8,054,508               (6,443,606)     (64,436)             --           --
     shares of Class A common stock

Conversion of Series B preferred stock for 3,000,000                       --           --      (2,400,000)     (24,000)
     shares of Class A common stock

Conversion of Series C preferred stock for 1,375,000                       --           --              --           --
     shares of Class A common stock

Conversion of Series D preferred stock for 5,694,445                       --           --              --           --
     shares of Class B common stock

Sale of Class A common stock in connection with initial                    --           --              --           --
     public offering

Issuance of 1,632,310 shares of Class A Common Stock in                    --           --              --           --
     connection with business combinations (note 7)

Exercise of stock options                                                  --           --              --           --

Exercise of Turnkey's put right for 62,500 shares of                       --           --              --           --
     Class A common stock

Accretion to redemption value of note receivable                           --           --              --           --
     from Internet Capital Group, Inc.

Net loss                                                                   --           --              --           --

Non cash compensation                                                      --           --              --           --

Amortization of unearned compensation                                      --           --              --           --
                                                                   ----------      -------      ----------      -------
Balances at September 30, 2000                                             --           --              --           --
                                                                   ==========      =======      ==========      =======

                                                                        PREFERRED STOCK               PREFERRED STOCK
                                                                           SERIES C                      SERIES D
                                                                    -----------------------      ----------------------
                                                                      SHARES         AMOUNT        SHARES         AMOUNT
                                                                    ----------      -------      ----------      -------
Balances at December 31, 1999                                        1,100,000       11,000       4,555,556       45,556

Conversion of Series A preferred stock for 8,054,508                        --           --              --           --
     shares of Class A common stock

Conversion of Series B preferred stock for 3,000,000                        --           --              --           --
     shares of Class A common stock

Conversion of Series C preferred stock for 1,375,000                (1,100,000)     (11,000)             --           --
     shares of Class A common stock

Conversion of Series D preferred stock for 5,694,445                        --           --      (4,555,556)     (45,556)
     shares of Class B common stock

Sale of Class A common stock in connection with initial                     --           --              --           --
     public offering

Issuance of 1,632,310 shares of Class A Common Stock in                     --           --              --           --
     connection with business combinations (note 7)

Exercise of stock options                                                   --           --              --           --

Exercise of Turnkey's put right for 62,500 shares of                        --           --              --           --
     Class A common stock

Accretion to redemption value of note receivable                            --           --              --           --
     from Internet Capital Group, Inc.

Net loss                                                                    --           --              --           --

Non cash compensation                                                       --           --              --           --

Amortization of unearned compensation                                       --           --              --           --
                                                                    ----------      -------      ----------      -------
Balances at September 30, 2000                                              --           --              --           --
                                                                    ==========      =======      ==========      =======

                                                                         COMMON STOCK               COMMON STOCK
                                                                           CLASS A                     CLASS B
                                                                     ----------------------     -----------------------
                                                                       SHARES        AMOUNT      SHARES          AMOUNT
                                                                     ----------     -------     ---------       --------
Balances at December 31, 1999                                         7,046,444      56,372            --            --

Conversion of Series A preferred stock for 8,054,508                  8,054,508      64,436            --            --
     shares of Class A common stock

Conversion of Series B preferred stock for 3,000,000                  3,000,000      24,000            --            --
     shares of Class A common stock

Conversion of Series C preferred stock for 1,375,000                  1,375,000      11,000            --            --
     shares of Class A common stock

Conversion of Series D preferred stock for 5,694,445                                            5,694,445        45,556
     shares of Class B common stock

Sale of Class A common stock in connection with initial               7,675,000      61,400            --            --
     public offering

Issuance of 1,632,310 shares of Class A Common Stock in               1,632,310      13,058            --            --
     connection with business combinations (note 7)

Exercise of stock options                                               253,377       2,027            --            --

Exercise of Turnkey's put right for 62,500 shares of                     62,500         500            --            --
     Class A common stock

Accretion to redemption value of note receivable                             --          --            --            --
     from Internet Capital Group, Inc.

Net loss                                                                     --          --            --            --

Non cash compensation                                                        --          --            --            --

Amortization of unearned compensation                                        --          --            --            --
                                                                     ----------     -------     ---------     ---------
Balances at September 30, 2000                                       29,099,139     232,793     5,694,445        45,556
                                                                     ==========     =======     =========     =========

                                                                      ADDITIONAL                     NOTE RECEIVABLE
                                                                        PAID IN        CUMULATED       FROM INTERNET
                                                                        CAPITAL         DEFICIT    CAPITAL GROUP, INC.
                                                                      -----------     -----------  -------------------
Balances at December 31, 1999                                          62,312,315     (32,375,926)     (21,188,320)

Conversion of Series A preferred stock for 8,054,508                           --              --               --
     shares of Class A common stock

Conversion of Series B preferred stock for 3,000,000                           --              --               --
     shares of Class A common stock

Conversion of Series C preferred stock for 1,375,000                           --              --               --
     shares of Class A common stock

Conversion of Series D preferred stock for 5,694,445                           --              --               --
     shares of Class B common stock

Sale of Class A common stock in connection with initial               107,138,544              --               --
     public offering

Issuance of 1,632,310 shares of Class A Common Stock in                21,789,442              --               --
     connection with business combinations (note 7)

Exercise of stock options                                                 312,689              --               --

Exercise of Turnkey's put right for 62,500 shares of                      413,839              --               --
     Class A common stock

Accretion to redemption value of note receivable                               --              --       (1,642,474)
     from Internet Capital Group, Inc.

Net loss                                                                       --     (20,682,799)              --

Non cash compensation                                                   1,339,268              --               --

Amortization of unearned compensation                                          --              --               --
                                                                      -----------     -----------      -----------
Balances at September 30, 2000                                        193,306,097     (53,058,725)     (22,830,794)
                                                                      ===========     ===========      ===========

                                                                         UNEARNED
                                                                       COMPENSATION       TOTAL
                                                                       ------------   --------------
Balances at December 31, 1999                                             (58,602)        8,890,831

Conversion of Series A preferred stock for 8,054,508                           --                --
     shares of Class A common stock

Conversion of Series B preferred stock for 3,000,000                           --                --
     shares of Class A common stock

Conversion of Series C preferred stock for 1,375,000                           --                --
     shares of Class A common stock

Conversion of Series D preferred stock for 5,694,445                           --                --
     shares of Class B common stock

Sale of Class A common stock in connection with initial                        --       107,199,944
     public offering

Issuance of 1,632,310 shares of Class A Common Stock in                        --        21,802,500
     connection with business combinations (note 7)

Exercise of stock options                                                      --           314,716

Exercise of Turnkey's put right for 62,500 shares of                           --           414,339
     Class A common stock

Accretion to redemption value of note receivable                               --        (1,642,474)
     from Internet Capital Group, Inc.

Net loss                                                                       --       (20,682,799)

Non cash compensation                                                          --         1,339,268

Amortization of unearned compensation                                      13,524            13,524
                                                                       ----------      ------------
Balances at September 30, 2000                                            (45,078)      117,649,849
                                                                       ==========      ============


                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


                                                                                        1999                   2000
                                                                                    ------------           ------------
Cash flows from operating activities:
   Net loss                                                                         $(10,672,185)          $(20,682,799)
   Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization                                                    1,176,431              5,897,287
      Accretion to redemption value of note receivable                                        --             (1,642,474)
      Non cash compensation                                                                   --              1,339,268
      Amortization of unearned compensation                                                9,017                 13,524
      Changes in operating assets and liabilities:
        Trade accounts receivable, net                                                (2,405,456)           (31,802,505)
        Inventories                                                                       51,428             (2,702,287)
        Cattle deposits                                                                 (489,760)            (3,865,781)
        Prepaid expenses and other assets                                                (75,405)            (1,015,902)
        Net assets of discontinued operations                                                 --                297,003
        Due from related parties, net                                                         --             (7,576,027)
        Accounts payable and accrued liabilities                                       1,253,616             19,289,369
        Advance payments from customers                                                  619,270              1,030,835
                                                                                    ------------           ------------
            Net cash used in operating activities                                    (10,533,044)           (41,420,489)
                                                                                    ------------           ------------

Cash flows from investing activities:
      Investment in Turnkey Computer Systems, Inc.                                       (22,833)                    --
      Business combinations, net of cash acquired                                     (1,799,263)           (33,081,917)
      Proceeds from discontinued operations                                            1,825,407                     --
      Purchase of short term investments                                                      --             (1,290,000)
      Purchase of property and equipment                                              (1,228,432)           (10,143,412)
                                                                                    ------------           ------------
            Net cash used in investing activities                                     (1,225,121)           (44,515,329)
                                                                                    ------------           ------------

Cash flows from financing activities:
      Net borrowings (payments) from (to) related parties                              8,218,623            (11,399,344)
      Payment on note payable                                                                 --               (900,000)
      Payments on capital lease obligations                                              (58,280)              (306,388)
      Offering costs                                                                    (341,967)                    --
      Net proceeds from issuance of preferred stock                                    5,500,000                     --
      Net proceeds from issuance of common stock                                          89,655            107,962,304
                                                                                    ------------           ------------
            Net cash provided by financing activities                                 13,408,031             95,356,572
                                                                                    ------------           ------------
Net change in cash                                                                     1,649,866              9,420,754

Cash and cash equivalents, beginning of period                                               268             12,316,497
                                                                                    ------------           ------------

Cash and cash equivalents, end of period                                            $  1,650,134           $ 21,737,251
                                                                                    ============           ============

See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)



                                                                                         1999                   2000
                                                                                     ------------           ------------
         Supplemental disclosures:
            Cash paid for interest                                                   $     20,628           $    359,721
            Issuance of Class A common stock in connection with
              business combinations (note 7)                                            1,170,000             21,802,500
            Liabilities incurred in connection with business
              combinations (note 7)                                                            --              6,675,000
            Conversion of Series A, B, and C preferred stock and
              redeemable Class A common stock into Class A
              common stock                                                                     --                513,775
            Conversion of Series D preferred stock into Class B
              common stock                                                                     --                 45,556

See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      ORGANIZATION

         (a)      Basis of Presentation

                  The condensed consolidated financial statements include the accounts of eMerge Interactive, Inc. and its wholly-owned subsidiaries, Cyberstockyard, Inc. ("Cyberstockyard"), a Mississippi corporation, eMerge San Saba, Inc., eMerge Okolona, Inc. and eMerge Gaffney, Inc., all Delaware corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  The Company's condensed consolidated balance sheet as of December 31, 1999, has been derived from the Company's audited balance sheet as of that date. The Company's condensed consolidated financial statements as of and for the three months ended and nine months ended September 30, 2000 and 1999, have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and cash flows for the periods ended September 30, 1999 and 2000.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Revenue Recognition

                  The Company generates the majority of its revenue from cattle sales transactions where it acts as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where the Company is the primary obligor in the arrangement, the Company purchases cattle from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For cattle sales transactions in which the Company is not the primary obligor, it generally earns a fee upon sale of the cattle which is based on weight or number of cattle. In these types of transactions, the Company records the fee received as revenue. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

                  In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101," in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment:
                  Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. In October 2000, the SEC issued a Frequently Asked Questions and Answers document to provide additional guidance. These documents summarize certain views of the SEC regarding applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter.

                  Management believes that its current revenue recognition principles comply with SAB 101 and does not believe that adoption of SAB 101 will have a material impact on its financial position or results of operations.

          (b)     Net Loss Per Share

                  Net loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders (net loss less accretion related to redeemable Class A common stock) by the weighted average number of shares of common stock outstanding less the shares of redeemable Class A common stock. The Company's stock options (2,488,494 at September 30, 1999 and 3,810,294 at September 30, 2000) and convertible preferred stock (9,943,606 at September 30, 1999 and 0 at September 30, 2000), have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

         (c)      Capitalized Software Costs

                  The Company accounts for the software components of its websites in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain costs to develop internal-use computer software are capitalized after the Company has completed a preliminary project assessment and management, with relevant authority, commits to funding the related software project and it is probable that the project will be completed and the software will be used to perform the function intended. As of September 30, 2000, approximately $700,000 has been capitalized and is included in property and equipment in the accompanying condensed consolidated balance sheets. These costs related to the Company's internet site development and will be amortized to operations over the assets' estimated useful life of three years upon completion of the application development stage.

         (d)      Cash Equivalents

                  For the purposes of the statement of cash flows, the Company considers all short term investments with a purchase to maturity of three months or less to be cash equivalents.

                  As of September 30, 2000, the Company had approximately $15.3 million of highly liquid debt instruments with maturities of less than three months included in cash equivalents and $1,290,000 of certificates of deposit with maturities of less than six months included in short term investments. The Company accounts for all of these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of September 30, 2000, all of the Company's cash equivalents and short term investments were classified as held-to-maturity and their amortized cost approximated fair value due to their short term nature.

(3)      INVENTORIES

         Inventories consist of:

                                            1999                2000
                                         ----------          ----------
                Raw materials            $  658,454          $  275,894
                Work-in-process             139,187                  --
                Cattle                      403,562           3,773,102
                Other                            --             265,188
                                         ----------          ----------

                                         $1,201,203          $4,314,184
                                         ==========          ==========

(4)      RELATED PARTY TRANSACTIONS

         Amounts due from related parties consist of:


                                                                     1999                           2000
                                                                 ------------                   ------------
         Eastern Livestock, Inc.                                 $         --                   $  5,396,247
         Employees and shareholders                                        --                      5,443,110
                                                                 ------------                   ------------

                                                                 $         --                   $ 10,839,357
                                                                 ============                   ============

         Amounts due to related parties consist of:

                                                                     1999                           2000
                                                                 ------------                   ------------
         XL Vision                                               $  1,668,317                   $    642,256
         Safeguard Scientifics, Inc. and Safeguard Delaware,
           Inc
         Eastern Livestock, Inc.                                   10,385,398                         12,115
         Employees and shareholders                                        --                        269,822
                                                                           --                      2,993,508
                                                                 ------------                   ------------

                                                                 $ 12,053,715                   $  3,917,701
                                                                 ============                   ============

         In connection with the acquisition of Eastern Livestock, Inc.'s ("Eastern") rollover business during May 2000, the Company has entered into various transactions during the ordinary course of business with Eastern's former shareholders and their related entities. The former shareholders, who are now employees and shareholders of the Company, continue to provide services and support to the Company pursuant to a Supply and Support Agreement dated May 1, 2000. This agreement requires the former shareholders and their related entities to assist the Company in obtaining cattle inventory supplies and to use their best efforts to cause customers to purchase cattle inventory from the Company. In addition, the agreement calls for the former shareholders and their related entities to continue conducting any and all activities and types of transactions with the Company throughout the term of the agreement. All such activities and transactions are provided to the Company on an arm's length and fair value basis pursuant to this agreement.

         For the three and nine months ended September 30, 2000, the Company had cattle sales to related parties of approximately $119,700,000 and $178,200,000, respectively, and purchases of cattle from related parties of approximately $20,500,000 and $36,400,000, respectively.

(5)      SEGMENT INFORMATION

         The Company's reportable segments consist of cattle sales and other products and services. The gross profit (loss) associated with cattle sales and the related prospects for this portion of the Company's business differs from the rest of the Company's products and service offerings.

         The following summarizes revenue, cost of revenue and gross profit
         (loss) information related to the Company's two operating segments:

                                                       THREE MONTHS ENDED                            NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,         SEPTEMBER 30,
                                               -----------------------------------           -----------------------------------
                                                   1999                   2000                   1999                   2000
                                               ------------           ------------           ------------           ------------
           Revenue:
                                   Cattle      $ 15,281,907           $276,745,885           $ 17,022,862           $474,564,732
                                   Other            478,485                604,851              1,315,783              1,754,989
                                               ------------           ------------           ------------           ------------

                       Total                   $ 15,760,392           $277,350,736           $ 18,338,645           $476,319,721
                                               ============           ============           ============           ============

           Cost of revenue:
                                   Cattle      $ 15,123,056           $272,988,081           $ 16,852,085           $469,070,148
                                   Other            561,870                656,807              1,430,245              1,833,649
                                               ------------           ------------           ------------           ------------

                       Total                   $ 15,684,926           $273,644,888           $ 18,282,330           $470,903,797
                                               ============           ============           ============           ============

           Gross profit (loss):
                                   Cattle      $    158,851           $  3,757,804           $    170,777           $  5,494,584
                                   Other            (83,385)               (51,956)              (114,462)               (78,660)
                                               ------------           ------------           ------------           ------------

                       Total                   $     75,466           $  3,705,848           $     56,315           $  5,415,924
                                               ============           ============           ============           ============

         The Company's assets and other statement of operations data are not allocated to a segment.

(6)      STOCK PLAN

          A summary of stock option transactions for the nine months ended September 30, 2000, follows:

                                                                                                                 WEIGHTED
                                                                           RANGE OF            WEIGHTED           AVERAGE
                                                                           EXERCISE            AVERAGE           REMAINING
                                                                           PRICE PER           EXERCISE         CONTRACTUAL
                                                       SHARES                SHARES              PRICE        LIFE (IN YEARS)
                                                      ---------          --------------        --------       ---------------
         Balance outstanding, December 31,
           1999                                       2,769,116          $ 0.80 - 11.20          $ 2.93            9.01
                                                                                                                   ====
                 Granted                              1,407,376           10.56 - 62.38           17.74
                 Exercised                             (253,363)           0.80 -  6.40            1.24
                 Cancelled                             (112,835)           1.60 - 16.97            8.14
                                                      ---------          --------------          ------            ----

         Balance outstanding, September 30,
           2000                                       3,810,294          $ 0.80 - 62.38          $ 8.36            8.73
                                                      =========          ==============          ======            ====

         For the three and nine months ended September 30, 2000, the Company recognized $0 and $1,339,268 of unearned compensation expense, respectively, resulting from the accelerated vesting of stock options. This amount is included in selling, general and administrative expenses within the condensed consolidated statements of operations.

(7)      ACQUISITIONS

         On May 1, 2000, the Company closed on an Agreement for the Purchase and Sale of Assets with Eastern Livestock Co. ("Eastern"), and its shareholders. Eastern engages in buying cattle for immediate or short-term resale ("the rollover business"). The purchase of the rollover business included acquisition of all tangible and intangible systems used in the conduct or operation of the business, all furniture and/or equipment and systems associated with the business, and any presence on the World Wide Web, including email addresses, maintained by or on behalf of Eastern in connection with the rollover business. The purchase price for these assets consisted of (i) $17,000,000 in cash, (ii) 1,215,913 shares of eMerge common stock valued at $14,500,000 and (iii) $4,500,000 in cash to be paid one year after the closing date or earlier upon certain events occurring. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $36,100,000 was recorded as intangible and is being amortized over five years.

         On June 1, 2000, the Company closed on an Agreement for the Purchase and Sale of Assets with W.P. Land and Livestock, Inc. d/b/a Jordan Cattle Auction ("Jordan") and its shareholders. In connection with this purchase, the Company acquired all of the tangible and intangible property of W.P. Land and Livestock relating to its business of purchasing and reselling of cattle through auction as well as any presence on the World Wide Web maintained by or on behalf of W.P. Land and Livestock, including the page located at URL http://www.jordancattle.com, and any email addresses used in connection with the business. The purchase price for these assets was $2,864,748 in cash. Concurrent with the purchase and sale of assets, the Company also closed on a Contract for Sale and Purchase of Real Estate with the shareholders of W.P. Land and Livestock. The Company purchased three parcels of land and buildings used in the above described business for a purchase price of $3,472,000 in cash. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $3,900,000 was recorded as intangible and is being amortized over five years.

         On July 24, 2000, the Company closed on an Agreement for the Purchase and Sale of Assets with the sole owner of the E4 Cattle Business ("Ed Edens Farms") for the purchase of certain tangible and intangible assets. Ed Edens Farms engages in the buying of cattle for immediate or short-term resale. In connection with the purchase and sale of assets, the Company also closed on a Contract for Sale and Purchase of Real Estate with the Edens Family Trust for the purchase of land and associated buildings and improvements used in the above described business. The purchase price for these assets, including real estate, consisted of (i) $2,250,000 in cash, and (ii) 83,858 shares of eMerge's common stock valued at $1,000,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $2,200,000 was recorded as intangible and is being amortized over five years.

         On August 18, 2000, the Company closed on an Agreement for the Purchase and Sale of Assets with LeMaster Livestock, Inc. ("LeMaster") and its shareholders for the purchase of certain tangible and intangible assets. LeMaster engages in the buying of cattle for immediate or short-term resale. In connection with the purchase and sale of assets, the Company also closed on a Contract for Sale and Purchase of Real Estate with the shareholders of LeMaster for the purchase of land and associated buildings and improvements used in the above described business. The purchase price for these assets, including real estate, consisted of (i) $3,065,442 in cash, (ii) 125,819 shares of eMerge's common stock valued at $2,240,000, and (iii) $300,000 in cash to be paid one year after the closing date or earlier based upon the occurrence of certain events. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $5,215,000 was recorded as intangible and is being amortized over five years.

         On August 28, 2000, the Company closed on an Agreement for the Purchase and Sale of Assets with the sole owner of Mountain Plains Video Contract Auction ("Mountain Plains") for the purchase of certain intangible assets. Mountain Plains provides video auction services to sellers of cattle and generates commissions from the sellers upon the sale of their cattle through an affiliated auction facility. The purchase price for these assets consisted of (i) $750,000 in cash, and
         (ii) 12,743 shares of eMerge's common stock valued at $250,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $1,053,000 was recorded as intangible and is being amortized over five years.

         On August 31, 2000, the Company closed on an Agreement for the Purchase and Sale of Assets with McMahan Order Buying Company ("McMahan") and its sole shareholder for the purchase of certain tangible and intangible assets. McMahan engages in the buying of cattle for immediate or short-term resale. The purchase price for these assets consisted of (i) $1,802,500 in cash, (ii) 104,392 shares of eMerge's common stock valued at $1,812,500, and (iii) $10,000 in cash to be paid in January 2001. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $3,628,000 was recorded as intangible and is being amortized over five years.

         On September 1, 2000, the Company closed on an Agreement for the Purchase and Sale of Assets with RPT Land & Cattle Company ("Thigpen") for the purchase of certain tangible and intangible assets. Thigpen engages in the buying of cattle for immediate or short-term resale. In connection with the purchase and sale of assets, the Company also entered into a Contract for Sale and Purchase of Real Estate with Robert Thigpen, Jr. for the purchase of land and associated buildings and improvements used in the above described business. The real estate portion of the transaction subsequently closed on November 9, 2000. The purchase price for these assets, including real estate, consisted of
         (i) $3,344,642 in cash, and (ii) 89,585 shares of eMerge's common stock valued at $2,000,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $4,614,000 was recorded as intangible and is being amortized over five years.

         The results of operations of the acquired companies are included in the condensed consolidated statements of operations since the respective dates of acquisition.

         The following unaudited proforma financial information presents the combined results of operations of eMerge, Eastern, Jordan, Ed Edens Farms, LeMaster, Mountain Plains, McMahan, and Thigpen, as if the acquisitions occurred on January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had these entities constituted a single entity during such periods.

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                       --------------------------------     -------------------------------
                                                            1999               2000              1999             2000
                                                       -------------      -------------     -------------     -------------
                         Revenue                       $ 268,640,781      $ 313,981,059     $ 690,214,967     $ 839,772,063
                         Net loss                         (4,557,644)        (7,640,390)      (13,646,793)      (24,146,280)
                         Net loss per share            $       (0.53)     $       (0.22)    $       (1.64)    $       (0.77)

(8)      SUBSEQUENT EVENTS

         On October 1, 2000, the Company acquired an additional 11% of the common stock of Turnkey Computer Systems, Inc. ("Turnkey") for $1,265,000 in cash. The Company now has direct ownership in 30% of the issued and outstanding capital stock of Turnkey.

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

OVERVIEW

         We are a technology based company providing integration solutions for the $40 billion U.S. beef-production industry. Our goal is to improve the nation's beef-production process by adding previously unrealized value to the supply chain via an information-management infrastructure, an e-marketplace, and value-enhancing technologies. We believe that by accomplishing our goal, we can improve the industry's productivity and profitability and help its participants enhance beef quality, safety and market share. We offer our products and services to cattle industry participants through our family of integrated web sites, our proprietary information management application and our direct sales force. Our business strategy is to utilize our information management, electronic commerce and technology resources to develop and offer complementary products and services that reduce inefficiencies throughout the cattle production chain, improve cattle quality and improve overall productivity in the cattle industry.

            Through our value chain integration strategy, we intend to improve meat quality, meat safety and to positively affect the manufacturing process in the cattle industry and add previously unrealized value to the nation's beef supply system. We intend to implement this strategy through our existing CattleinfoNet business network, which is comprised of our information management infrastructure, an electronic commerce platform and value enhancing technologies. As an integral part of our value chain integration strategy, we intend to enhance the effectiveness and scope of our CattleinfoNet business network by developing a network of Interactive Facilities, a regional network of facilities that we previously referred to as "e-market hubs."

         We believe that a network of Interactive Facilities will allow us to more accurately gather, track and analyze information through our information management infrastructure, more productively operate our electronic commerce platform and more uniformly implement and monitor our technologies. As a result, we believe that by combining our CattleinfoNet business network with a network of Interactive Facilities we will be able to more effectively and rapidly reduce the inefficiencies in the cattle industry and provide ranchers and producers with increased product quality, consistency, yield and safety.

            Our recent acquisitions of Eastern, Jordan Cattle Auction, Ed Edens Farms, LeMaster, Mountain Plains, McMahan, and Thigpen are the initial stages of implementing this strategy. We will continue to aggressively explore additional acquisitions, licensing and strategic alliance opportunities that provide a strategic fit for our value integration strategy, in terms of both the geographic reach and technological assets offered by a potential facility or partner.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Revenue increased from $15.8 million for the quarter ended September 30, 1999 to $277.4 million for the quarter ended September 30, 2000. Revenue from cattle sales increased from $15.3 million for the quarter ended September 30, 1999 to $276.7 million for the quarter ended September 30, 2000. This increase reflects a higher volume of cattle sales transactions resulting primarily from our acquisition activities. During the quarter ended September 30, 2000, we sold approximately 632,800 head of cattle versus 29,700 head sold in the comparable prior year period. Revenue from other products and services increased by 26% from $478,500 for the quarter ended September 30, 1999 to $604,800 for the quarter ended September 30, 2000. This increase is due primarily to higher revenue from the sale of cattle-related products which were offset in part by a decline in sales of our equine imaging systems. We expect that cattle revenue will continue to account for the majority of our revenue base for the foreseeable future.

         Cost of revenue consists primarily of the direct cost to acquire cattle, cattle-related products, and equine imaging systems components. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and depreciation, that are primarily associated with supporting our expanding base of on-line products and services. Cost of revenue attributed to cattle sales increased from $15.1 million for the quarter ended September 30, 1999 to $273.0 million for the quarter ended September 30, 2000. Cost of revenue attributed to other products and services increased by 17% from $561,900 for the quarter ended September 30, 1999 to $656,800 for the quarter ended September 30, 2000. This increase is due principally to higher cattle-related product costs and an increase in indirect overhead costs. We generated a gross profit of $75,500 and $3.7 million for the quarters ended September 30, 1999 and 2000, respectively. The increase in gross profit is due primarily to the increase in cattle revenue as cost of goods did not increase in proportion to the increase in revenue.

         Selling, general and administrative expenses increased 245% from $3.3 million for the quarter ended September 30, 1999 to $11.4 million for the quarter ended September 30, 2000.

         Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, recruiting and relocation charges, consulting fees, travel, telephone, depreciation and advertising and trade shows. Sales and marketing expenses increased 220% from $2.0 million for the quarter ended September 30, 1999 to $6.4 million for the quarter ended September 30, 2000. The increase in sales and marketing expenses is due primarily to costs associated with expanding the number of personnel within the organization as well as higher consulting, travel, telephone, depreciation and advertising costs. We anticipate these costs will continue to increase as we continue to pursue additional sales and marketing opportunities.

         Our general and administrative expenses consist primarily of salaries and related costs for executive, administrative, and finance personnel, amortization of intangibles and professional service fees. General and administrative expenses increased 285% from $1.3 million for the quarter ended September 30, 1999 to $5.0 million (including intangibles amortization of $2.6 million) for the quarter ended September 30, 2000. The increase was primarily due to increased amortization of intangibles resulting from acquisitions, higher expenses associated with expanding the number of personnel within the organization and increased legal, investor relations, and travel expenses required to support and grow our business. We expect these expenses to continue to increase as additional acquisitions are made, personnel are hired, and expenses are incurred to support future growth.

         Our research and development expenses consist primarily of salaries and related costs, payments to outside consultants, material costs for prototype imaging systems and, to a lesser extent, depreciation on equipment used for development. Our expenses decreased 36% from $1.3 million for the quarter ended September 30, 1999 to $ 826,700 for the quarter ended September 30, 2000. This decrease was primarily due to lower consulting and salary costs which were offset in part by an increase in material and supply purchases. We expect these costs to increase in future periods as we plan to invest heavily to develop and commercialize new products, expand our offerings and adapt our technologies to new markets.

         Interest and other income (expense), net rose from ($168,000) for the quarter ended September 30, 1999 to $1.3 million for the quarter ended September 30, 2000. This increase was primarily due to increased interest income generated by short-term investments and a reduction in interest expense following the initial public offering and repayment of related party debt. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers.

         Due to the losses incurred, we did not recognize income tax expense for the quarter ended September 30, 1999 or the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Revenue increased from $18.3 million for the nine months ended September 30, 1999 to $476.3 million for the nine months ended September 30, 2000. Revenue from cattle sales increased from $17.0 million for the nine months ended September 30, 1999 to $474.5 million for the nine months ended September 30, 2000. This increase reflects a higher volume of cattle sales transactions brought about primarily through our acquisition activities. During the nine months ended September 30, 2000, we sold approximately 1.0 million head of cattle versus 32,800 head sold in the comparable prior year period. Revenue from other products and services increased by 38% from $1.3 million for the nine months ended September 30, 1999 to $1.8 million for the nine months ended September 30, 2000. This increase is due primarily to higher revenue derived from subscriptions to our comparative feedlot analysis and market information services, the addition of advertising revenue, and sales of cattle-related products. The increased revenue derived from other products and services was partially offset by lower sales of our equine imaging systems and related inventory. We expect that cattle revenue will continue to account for the majority of our revenue base for the foreseeable future.

         Cost of revenue consists primarily of the direct cost to acquire cattle, cattle-related products, and equine imaging systems components. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and depreciation, that are associated with the production of the equine imaging system and, more recently, with supporting our expanding base of on-line products and services. Cost of revenue attributed to cattle sales increased from $16.9 million for the nine months ended September 30, 1999 to $469.1 million for the nine months ended September 30, 2000. Cost of revenue attributed to other products and services increased by 29% from $1.4 million for the nine months ended September 30, 1999 to $1.8 million for the nine months ended September 30, 2000. This increase is due principally to higher equine imaging system and related inventory costs, increased cattle-related product costs, and an increase in indirect overhead.

We generated a gross profit of $56,300 and $5.4 million for the nine months ended September 30, 1999 and 2000, respectively. The increase in gross profit is due primarily to the increase in cattle revenue as cost of goods did not increase in proportion to the increase in revenue.

         Selling, general and administrative expenses increased 261% from $7.5 million for the nine months ended September 30, 1999 to $27.1 million for the nine months ended September 30, 2000.

         Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, recruiting and relocation charges, consulting fees, travel, telephone, depreciation and advertising and trade shows. Sales and marketing expenses increased 276% from $4.5 million for the nine months ended September 30, 1999 to $16.9 million for the nine months ended September 30, 2000, and included non-cash compensation charges of $1.3 million associated with employee separations during the second quarter of fiscal year 2000. The remaining increase in sales and marketing expenses is due primarily to costs associated with expanding the number of personnel within the organization as well as higher consulting, travel, telephone, depreciation and advertising costs. We expect these costs to continue to increase as we continue to pursue additional sales and marketing opportunities.

         Our general and administrative expenses consist primarily of salaries and related costs for executive, administrative, and finance personnel, amortization of intangibles and professional service fees. General and administrative expenses increased 240% from $3.0 million for the nine months ended September 30, 1999 to $10.2 million (including intangibles amortization of $4.5 million) for the nine months ended September 30, 2000. The increase was primarily due to increased amortization of intangibles resulting from acquisitions, higher expenses associated with expanding the number of personnel within the organization and increased legal, investor relations and travel expenses required to support and grow our business. We expect these expenses to continue to increase as additional acquisitions are made, personnel are hired, and expenses are incurred to support future growth.

         Our research and development expenses consist primarily of salaries and related costs, payments to outside consultants, travel, material costs for prototype imaging systems and, to a lesser extent, depreciation on equipment used for development. Our expenses increased 18% from $2.8 million for the nine months ended September 30, 1999 to $3.3 million for the nine months ended September 30, 2000. This increase was primarily due to higher travel expenses and increased spending for materials and supplies required to integrate and expand our product lines such as our online cattle sales and auction software and Interactive Manager software (formerly referred to as Feedlot Information System software). We expect these costs to increase as we plan to invest heavily to develop and commercialize new products, expand our offerings and adapt our technologies to new markets.

         Interest and other income (expense), net rose from ($443,000) for the nine months ended September 30, 1999 to $4.3 million for the nine months ended September 30, 2000. This increase was primarily due to increased interest income generated by short-term investments and a reduction in interest expense following the initial public offering and repayment of related party debt. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers.

         Due to the losses incurred, we did not recognize income tax expense for the nine months ended September 30, 1999 or the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, our primary source of liquidity consisted of cash and highly liquid, high quality debt instruments. Our intent is to make such funds, which have maturities of less than one year, readily available for operating purposes. At September 30, 2000, we had cash, cash equivalents, and short term investments, primarily investments in marketable debt securities and certificates of deposit, totaling $23.0 million compared to $12.3 million at December 31, 1999. Subsequent to September 30, 2000, we entered into a common stock purchase agreement with Turnkey Computer Systems, Inc., that will require the use of approximately $1.3 million of cash.

         We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the nine months ended September 30, 2000, net cash used in operating activities was $41.4 million and primarily consisted of net operating losses and increases in trade accounts receivable, amounts due from related parties (primarily accounts receivable), inventories, cattle deposits and prepaid expenses. These amounts were offset in part by increases in accounts payable and customer advances.

         Net cash used in investing activities was $44.5 million for the nine months ended September 30, 2000. Our investing activities included the acquisitions of Eastern, Jordan, Ed Edens Farms, LeMaster, Mountain Plains, McMahan and Thigpen for a combined $33.1 million and capital expenditures of $10.1 million. We expect a continued increase in acquisition activity and capital expenditures for the foreseeable future as we continue to effect our business strategy.

         Net cash provided by financing activities was $95.3 million for the nine months ended September 30, 2000. Cash provided by financing activities was primarily due to our initial public offering and private placement, which raised net proceeds of $107.1 million, as well as the exercise of stock options. These amounts were partially offset by related party payments of $10.4 million to Safeguard Scientifics, Inc. and $1.5 million to XL Vision and the repayment of a $900,000 note payable due to Turnkey Computer Systems.

         On February 10, 2000, we completed our initial public offering and private placement of 7,675,000 shares of common stock which generated net proceeds, after deducting underwriting discounts, commissions and other offering costs, of $107.1 million. Subsequent to the offering, approximately $12.8 million of the proceeds were used to pay amounts due to related parties and Turnkey Computer Systems and $33.1 million was used for acquisitions of other businesses. We believe that the net proceeds from the offering, together with our existing cash, short term investments and subscription receivable, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 24 months under our current business plan, which may change.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 in June 1999 to require implementation of the standard beginning January 1, 2001 for the Company. SFAS No. 133 was amended further by SFAS No. 138 in June 2000. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on the results of our operations, financial position or cash flows.

         In the ordinary course of our business, we enter into purchase and sale contracts for cattle that require delivery at a future date. We believe that these transactions fall under the "normal purchases and normal sales" exception described within SFAS No. 133, as amended. We also enter into a limited number of cattle futures transactions. Currently, we do not maintain the documentation required by the standard to qualify for hedge accounting with respect to cattle futures transactions. Accordingly, if SFAS No. 133, as amended, was adopted as of September 30, 2000, we would have recorded a charge to operations of less than $20,000.

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

         We have incurred significant net losses since inception. We reported a net loss of approximately $10.7 million for the nine months ended September 30, 1999, or 58% of total revenue, and a net loss of approximately $20.7 million for the nine months ended September 30, 2000, or 4% of total revenue. As of September 30, 2000, we had accumulated net losses totaling approximately $53.1 million. Our operating expenses have increased significantly in each year of our operation, and we anticipate that such expenses will continue to increase over the next several years as we expand our operations. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

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

         For the nine months ended September 30, 2000, we relied on cattle sales for over 99% of our revenue and we expect to rely on the success of our cattle sales and auction services for a significant majority of our revenue for the foreseeable future. As a result, our ability to achieve commercial acceptance of our cattle sales is critical to our ability to obtain future revenue. To date, we have not achieved revenues from cattle sales that are sufficient for us to determine whether these services will achieve commercial acceptance. Any failure to successfully gain commercial acceptance of these services would harm our business and the results of our operations. In addition, as the result of our dependence on cattle sales, if the demand for beef declines, the demand for our products and services would likely decline, and our results of operations would be harmed.

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

         The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities and Safeguard and XL Vision are affiliated entities. Internet Capital Group, Safeguard and XL Vision together have the power to vote approximately 63% (as of September 30, 2000) of the aggregate number of votes to which the holders of our common stock are entitled. As a result, these stockholders will be able to control all matters requiring stockholder approval.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We held no derivative securities as of September 30, 2000. Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. At September 30, 2000, our investments consisted of $15.3 million in cash equivalents with maturities of less than three months and $1.3 million in certificates of deposit with a maturity of less than six months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in the legal proceedings previously reported.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On July 24, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of Ed Edens Farms. As part of the exchange, we issued 83,858 shares of our Class A common stock with an aggregate value of $1,000,000.

         On August 18, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of LeMaster. As part of the exchange, we issued 125,819 shares of our Class A common stock with an aggregate value of $2,240,000.

         On August 28, 2000, we purchased certain intangible assets in connection with the acquisition of Mountain Plains. As part of the exchange, we issued 12,743 shares of our Class A common stock with an aggregate value of $250,000.

         On August 31, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of McMahan. As part of the exchange, we issued 104,392 shares of our Class A common stock with an aggregate value of $1,812,500.

         On September 1, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of Thigpen. As part of the exchange, we issued 89,585 shares of our Class A common stock with an aggregate value of $2,000,000.

         All of the above referenced shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The sales were made without general solicitation or advertising. Each purchaser represented that he, she, or it was acquiring the shares without a view to distribute and was afforded an opportunity to review all documents and ask questions of our officers pertaining to matters they deemed material to an investment in our Class A common stock.

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

         The net proceeds from the offering and the private placement after deducting discounts, commissions, management fees, finders fees and expenses was $107,142,769. From the effective date of the registration statement to September 30, 2000, the net proceeds have been used for the following purposes:

         Temporary investments:
                        Cash and cash equivalents                      $ 21,737,251
                        Short term investments                            1,290,000
                                                                       ------------
                                    Subtotal                           $ 23,027,251

         Acquisition of other businesses                                 33,081,917
         Net cash used in operations, working capital                    28,283,150
         Repayment of indebtedness                                       12,790,505
         Purchase and installation of machinery and equipment             9,959,946
         Construction of plant, building and facilities                          --
         Other purposes                                                          --
                                                                       ------------
                                                                       $107,142,769
                                                                       ============

         We have used $12.8 million of the proceeds from this offering for payments to related parties and Turnkey Computer Systems, Inc., $33.1 million for the acquisitions of Eastern, Jordan, Ed Edens Farms, LeMaster, Mountain Plains, McMahan and Thigpen, $10.0 million for capital expenditures, and $28.3 million for general working capital purposes. None of the remaining payments constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders on July 19, 2000. At the meeting, the shareholders voted in favor of the following items listed in the Proxy Statement dated June 29, 2000:

I.       ELECTION OF SEVEN DIRECTORS

         The number of votes cast for or withheld with respect to the election of each of the directors is set forth below:

                                                                                          FOR                     WITHHELD
                                                                                       ----------                 --------
                  Charles L. Abraham                                                   36,224,645                    5,407
                  John S. Scott, Ph.D.                                                 36,215,110                   14,942
                  Douglas A. Alexander                                                 36,007,660                  222,392
                  Thomas C. Lynch                                                      36,076,651                  153,401
                  John W. Poduska, Sr., Ph.D.                                          36,224,355                    5,697
                  Anthony A. Ibarguen                                                  36,223,719                    6,333
                  Christopher J. Davis                                                 36,224,609                    5,443

         There were no broker non-votes with respect to the election of directors.

II.      AMENDMENT TO 1999 EQUITY COMPENSATION PLAN

         The number of votes cast for, against or abstaining with respect to the proposal to adopt the amendment to the 1999 Equity Compensation Plan is set forth below:

                                                                                   FOR                AGAINST            ABSTAIN
                                                                                ----------            -------            -------
                                                                                31,216,377            426,114             8,751

         There were 4,578,810 broker non-votes with respect to the amendment to the 1999 Equity Compensation Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         EXHIBIT
         NUMBER            DESCRIPTION                                                                 REFERENCE
         -------           -----------                                                                 ---------
         10                eMerge Interactive, Inc. 1999 Equity Compensation Plan                          *
         27                Financial Data Schedule. (for SEC use only)                                     *

         *        Filed herewith.

(b)      Reports on Form 8-K

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

Dated: November 14, 2000            eMerge Interactive. Inc.

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