Form 10-K
period 2000-12-31
EMERGE INTERACTIVE INC
filed 2001-04-02
CIK 1092605

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------


                                   FORM 10-K


   (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ________ TO________

                               COMMISSION FILE NUMBER: 000-29037


                            EMERGE INTERACTIVE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    65-0534535
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          10315 102ND TERRACE
           SEBASTIAN, FLORIDA                              32958
- ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


              Registrant's telephone number, including area code: (561) 589-7331
                                                                  --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS:                   ON WHICH REGISTERED:
    ------------------------------         ------------------------------
                 None                                   None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, par value $0.008

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
    The approximate aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $88.3 million as of March 1, 2001, based upon the closing sale price per share of the common stock as quoted on the Nasdaq National Market. For the purposes of determining this amount only, the Company has excluded shares of common stock held by directors, officers, and stockholders with representatives on the board of directors whose ownership exceeds five percent of the common stock outstanding at March 1, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
    The number of shares of the registrant's common stock, $0.008 par value, outstanding as of March 1, 2001 was 35,520,435. There were 29,825,990 shares of Class A common stock outstanding and 5,694,445 shares of Class B common stock outstanding as of this date.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of eMerge Interactive, Inc.'s definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into
Part III of this Report.

================================================================================

                            EMERGE INTERACTIVE, INC.

                            FORM 10-K ANNUAL REPORT
                   (FOR FISCAL YEAR ENDED DECEMBER 31, 2000)

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   12
Item 3.    Legal Proceedings...........................................   12
Item 4.    Submission of Matters to a Vote of Security Holders.........   12

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   13
Item 6.    Selected Consolidated Financial Data........................   14
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   15
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   27
Item 8.    Financial Statements and Supplementary Data.................   28
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................   28

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   28
Item 11.   Executive Compensation......................................   28
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   28
Item 13.   Certain Relationships and Related Transactions..............   28

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   29

     This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as "anticipates," "believes," "estimates," "expects," "intends," "may," "will" and words of similar meaning. These statements include statements regarding, among other things, our electronic commerce strategy, acquisition and expansion strategy, product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop "brand" awareness and the market acceptance of the Internet as a medium of commerce. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements, including the acceptance by our customers of electronic commerce as a means of conducting business, our ability to grow revenue, our ability to increase margins, our ability to implement our acquisition and expansion strategy, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation and other factors. Other factors that may cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Factors Affecting Our Business, Financial Condition and Results of Operation," as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

ITEM 1(A).  GENERAL DEVELOPMENT OF THE BUSINESS

COMPANY OVERVIEW

     We are a technology company providing supply-chain management and marketing solutions for the $40 billion U.S. beef-production industry. Our goal is to improve the nation's beef-production process by adding previously unrealized value to the supply chain via an information-management infrastructure, an e-marketplace, and value-enhancing technologies. We believe that by accomplishing our goal, we can improve the industry's productivity and profitability and help its participants enhance beef quality, safety and market share. We offer our products and services to cattle industry participants through our web-based business network, our proprietary information management applications and our direct sales force. Our current products and services include:

     - Livestock procurement services consisting of on-site and on-line cattle sales and auctions;

     - Daily performance analyses of a customer's feedlot operations;

     - Comparative cattle industry analysis and feedlot operations benchmarking studies; and

     - Cattle inventory management tools.

     Our business strategy is to utilize our information management, electronic commerce and technology resources to develop and offer complementary products and services that reduce inefficiencies throughout the cattle production chain, improve cattle quality and improve overall productivity in the cattle industry.

     Through this strategy, we intend to improve meat quality, meat safety and to positively affect the manufacturing process in the cattle industry by adding previously unrealized value to the nation's beef supply system. We intend to implement this strategy through our existing CattleinfoNet business network, which is comprised of our information-management infrastructure, an electronic commerce platform and value enhancing technologies. As an integral part of our strategy, we intend to enhance the effectiveness and scope of our CattleinfoNet business network by acquiring and developing a network of Interactive Marketing Facilities.

     We believe that a network of Interactive Marketing Facilities will allow us to more accurately gather, track and analyze information through our information management infrastructure, more productively operate our electronic commerce platform and more uniformly implement and monitor our technologies. As a result, we believe that by combining our CattleinfoNet business network with a network of Interactive Marketing Facilities we will be able to more effectively and rapidly reduce the inefficiencies in the cattle industry and provide ranchers and producers with increased product quality, consistency, yield and safety.

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

THE EMERGE INTERACTIVE SOLUTION

     We offer commerce, information and technology to cattle industry participants. Our complementary products and services are designed to reduce inefficiencies throughout the cattle production chain, improve cattle quality and improve overall productivity in the cattle industry. Our current products and services, which can be accessed through our CattleInfoNet.com website, include the following:

     - Interactive Marketplace Cattle (formerly known as Cyberstockyard.com) is our online cattle sales and auction service that allows our customers to participate in our live cattle sales and auctions. We believe that use of our online cattle sales and auction services provides efficient and effective access to an inventory of cattle by directly connecting buyers and sellers of cattle. We believe a less fragmented market for cattle sales may reduce the excessive handling of cattle that results from transportation and commingling during transactions, thereby reducing animal stress, which can lead to improved cattle quality. In addition, by reducing the need for multiple transactions, we seek to lower overall transaction costs associated with cattle sales.

     - Interactive Manager, which combines our Feedlot Information Systems and Professional Cattle Consultants services, is our comprehensive online cattle information management service. This product is designed to assist in the effective daily management of our customers' cattle operations. Using our proprietary information management application, we gather raw daily operating data from our feedlot customers via the Internet. We then use each subscribing customer's raw data to compile customer-specific information and performance data and analyses, such as feed consumption data, feed-to-gain ratios and a comprehensive summary of health results. We disseminate this customized information back to that customer over the Internet on a daily basis.

     - Cattlelog is our online animal-tracking and information management system which provides users with the ability to electronically identify and track individual animals from conception through harvest. This system uses electronic ID and permanent ear tags which are embedded with microchips and tied to unique identification numbers. We use a range of tools to build, communicate, and analyze each animal's history, including hand held personal digital assistants (PDAs) for field use, chuteside computers to automatically gather data on parameters from weight to temperature, and desk-top PDAs which link offices with our other products and services.

       Through Interactive Manager, we also provide our subscribing customers with national, regional and customer-specific industry analysis services that are derived from our proprietary centralized database of cattle industry information. This information has been compiled from over 90 different feedlots over the last 26 years. These services include feed and operational performance benchmarking against other feedlots in our database as well as monthly market analysis.

     - Interactive Marketplace Products is our online procurement service that allows our customers to purchase cattle-related products and services from a list of third-party suppliers. Currently, our customers are able to purchase through our CattleInfoNet.com website pharmaceutical, farm equipment, and office supplies as well as apparel products.

     - Current industry news, commodities pricing, weather coverage and an online community to facilitate the exchange of information among livestock producers, feedlots and packers.

COMPANY BACKGROUND

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

     To expand our product base, in July 1998, we licensed a portfolio of patents from a division of the Canadian government relating to the application of infrared technology to the animal science field and a restorative feed supplement called NutriCharge. Under this agreement, we began paying royalties based on a percentage of sales beginning on July 29, 2000.

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

     Subsequent to discontinuing production of the AMIRIS system, we embarked upon a series of acquisitions and transactions during 1999 and 2000, which were aimed at increasing our presence and market share within the cattle industry. The discussion of these acquisitions are incorporated by reference under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Item 7 of this Form 10-K Report.

     In February 2000, we completed our initial public offering ("IPO") of 7,175,000 common shares and a private placement of 500,000 common shares, which generated net proceeds of $107.1 million. Subsequent to our offering, approximately $12.8 million of the proceeds were used to pay amounts due to related parties and Turnkey Computer Systems, $37.7 million was used for acquisitions of other businesses, and $16.3 million was used for capital expenditures.

     In December 2000, we determined that the additional resources required to successfully commercialize our Nutricharge and infrared imaging products were not warranted given our current operating environment and business strategies. Accordingly, we determined during this period that it was no longer feasible to continue offering these products.

ITEM 1(B).  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information for the Company's two operating segments for the three-year period ended December 31, 2000, is contained in Note 9 to the Consolidated Financial Statements on page F-15.

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

  Packers

     Packers, at the end of the cattle production chain, collect critical carcass and quality information such as weight, dimension, yield and meat quality grade after the animal is harvested. However, we believe that only a portion of cattle harvested were purchased based on these measures. Therefore, feedlots receive carcass and quality data on a limited number of harvested cattle. The remaining harvested cattle are sold to packers based strictly on live weight, and consequently very little health and quality data is provided to feedlots or producers on these cattle.

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

OUR PRODUCTS AND SERVICES

     Our on-line products and services can be accessed through our CattleInfoNet web site and are described below:

                             THE EMERGE MARKETPLACE

                               CATTLEINFONET.COM
                               - Industry news
                               - Regional weather
                               - Commodity pricing
                               - Expert corner
                               - Reports online
                               - Links to industry information

INTERACTIVE MARKETPLACE                MANAGEMENT INFORMATION SOLUTIONS
Interactive Marketplace for Cattle     Interactive Manager
- - Cattle sales                         - Feedlot specific content
- - Cattle auctions                      - Daily performance data
- - Order fulfillment                    - Web-enabled with graphical user
                                         interface
                                       - Analytical services
Interactive Marketplace for Products   - Regional feedlot benchmarking data
- - Products from 3rd party suppliers
- - Animal health products               Cattlelog
- - Equipment
- - Office supplies                      Specialized Database Services
- - Apparel

CATTLEINFONET.COM

     CattleInfoNet.com is our industry-specific web site that serves as the platform from which participants in the cattle industry can access our comprehensive product and service offerings. This site features content to facilitate cattle management, including industry news, weather and commodities pricing. Also through this site, customers can access our Interactive Marketplaces to purchase or sell cattle or procure cattle-related products and services. Our customers can also access through this site the feedyard information management tools offered by our Interactive Manager application.

INTERACTIVE MARKETPLACE

     Interactive Marketplace Cattle is our online cattle sales and auction service. Accessed through our CattleInfoNet.com website, our customers utilize our online listing of cattle to obtain access to inventory and market pricing from various buyers and sellers located throughout the United States in an efficient and effective manner. In addition, our customers can access scheduled online video cattle auctions.

  Cattle Brokering

     We have developed a detailed posting and transaction process for our on-line brokering services to ensure that adequate information is provided to the purchaser prior to the transaction. We verify the identity of a purchaser through use of a secure password system and verify credit-worthiness of each participant prior to enabling access to our system. Our expert livestock brokers in the field verify all cattle offered for sale through CattleInfoNet.com. We provide a detailed description of each lot of cattle, which can be accessed by a purchaser online. We update our inventory of cattle for sale daily and customers can review our full inventory listings. In addition, customers can post descriptions, quantity and pricing criteria for cattle they would like to purchase and either have our system automatically search for a match or have our brokers source cattle to match their order. After identifying particular cattle to purchase, our customers can complete the transaction on-line or through e-mail or the telephone. Once cattle have been purchased, we manage the shipment logistics through our sales and customer service organization. In addition to our on-line brokering services, we also purchase and resale cattle through an integrated network of order buyers and sales representatives.

  Cattle Auctions

     In addition to our brokering service, we offer cattle for sale through our online video auctions and traditional sale barn auctions. We offer a mock auction to help our customers get acquainted with the auction process. We have developed a system that allows participants to place bids real-time or have our system automatically bid in increments up to a predetermined limit. Once a bid is accepted, the purchaser is notified online. Our customer service team then follows-up by telephone and e-mail with specific shipment logistics regarding the cattle.

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

MANAGEMENT INFORMATION SOLUTIONS

  Interactive Manager

     Interactive Manager provides customers daily information services. This secure proprietary information management application is delivered via a web-based application service provider (ASP) model and interfaces with our centralized database over the Internet. Our system integrates information contained in their disparate legacy systems into our database daily to create relevant customer-specific analyses and graphical presentations. Customers' information is automatically integrated into our database, analyzed and available for use on the following day. The analyses created include information and performance data designed to assist in the effective daily management of a feedlot business. These analyses include:

     - Feed consumption data;

     - Feed-to-gain ratios; and

     - A comprehensive summary of health results.

     Interactive Manager also enables our customers to compare their performance against other regional and national feedlot data and provides useful proprietary content for business management decisions. Our customers can use our system to manage their feedlot operations on a real-time basis using numerous performance variables and individual parameters. Customers can also access data and product performance results posted by practicing veterinarians to further refine their business practices. All of our Internet applications are easily accessible from our Interactive Manager. In addition, our staff provides valuable analysis and interpretation of the information contained in the database.

     Through Interactive Manager, we also provide our customers access to services that are based on our confidential and proprietary database of cattle industry information. This database has been compiled over the last 26 years from over 90 different feedlots representing over 20% of the total cattle processed annually through U.S. feedlots. As part of their subscription, our customers submit information to our analysts twice per month to update our database. Each month these customers receive our Cattle Gram, a marketing report that analyzes and reports cattle market related information, and our newsletter, a feed performance report containing compiled data relating to over 100 different feed performance parameters. In our newsletter, we provide national, regional and customer-specific analyses. Customers may use a password to view these reports online or receive them via e-mail or mail.

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

TECHNOLOGY AND DEVELOPMENT

     We intend to continue to devote significant time and resources to enhance our current core technology to improve our existing products, expand our product line and enter into other market segments. Approximately $4.2 million during the year ended December 31, 1999 and approximately $7.7 million for the year ended December 31, 2000 were related to technology and development spending. We intend to continue to invest in technology and development and focus on recruitment of experienced scientists, engineers and developers. Our current technology and development activities are primarily focused on developing additional information technologies to complement our products and services for the cattle industry.

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

SALES AND MARKETING

  Sales

     Our sales organization is structured around a direct sales team and an electronic commerce sales team. We have a staff of account managers who are responsible for sales of products and services through our electronic commerce platform to feedlot and packer customers in given geographic territories. We have a staff of cattle buying representatives who, along with independent buyer representatives with whom we have entered into relationships, are responsible for obtaining inventory for livestock sales from producers. We also have a team dedicated to increase advertising revenue and third party products to our electronic commerce offering.

  Marketing

     We seek to establish broad customer awareness of our technologies, products and services within the industries we serve. Our marketing efforts include direct advertising through trade journals and press releases coordinated by our communications group. We also participate in professional societies and university programs and have developed strategic marketing relationships with industry professionals and academic institutions. Much of the initial interest in our products and services has been created through the extensive network of relationships we have in the cattle industry as well as through our sales organization. We are developing an international marketing effort to promote our products and services worldwide.

OUR CUSTOMERS

     Our customer focus is the 350 largest feedlots in the United States. These feedlots manage 20.1 million head of cattle annually, accounting for 74% of cattle processed through feedlots in the United States. During 2000, we internet-enabled, with our Interactive Manager service, 331 feedyards across the country, which represented 60% of the feedyard capacity in the United States. We also offer our products and services to participants throughout the cattle production chain.

CUSTOMER SERVICE

     Currently our order entry, e-commerce transactions and hardware and software support functions are conducted at our Sebastian, Florida facility. Our current field support organization is based in Dodge City, Kansas. We have a dedicated toll free number for customer calls, which is staffed from 8:00 a.m. to 8:00 p.m. EST.

INFRASTRUCTURE AND TECHNOLOGY INFORMATION SYSTEMS

  System Architecture

     Our web site uses multiple front-end web servers and several databases located at a specialized computer center hosting facility. We have implemented scalable web site management, search, customer interaction, transaction processing and fulfillment services and systems. Our web site and extranet provide customization, interactivity and performance required for business-to-business electronic commerce. We utilize applications for:

     - Accepting and validating customer orders;

     - Placing and managing orders with suppliers and manufacturers;

     - Notifying and updating customer order status;

     - Management of shipment of products; and

     - Viewing specialized web application information developed for the cattle industry.

     All sensitive data communication between remotely located computers uses secure socket layer, or SSL, or other encryption technology. This allows the transfer of local feedlot data from our main databases which use Sun E450 clustered servers.

  Data Collection

     The data collection system for our Interactive Manager system gathers information from feedlot accounting, feedbunk and hospital systems. This information is extracted through specialized interfaces and is encrypted and transmitted securely to our main storage database. Once received, we add the data to our master database for statistical analysis and generate reports for individual site locations. The results are encrypted and sent back to our subscriber feedlots.

  Data Display

     External connections to view data are made via the Internet through a standard browser to connect to our CattleInfoNet.com web site. A secure login is required for full access to our Interactive Marketplace Cattle, Interactive Marketplace Products, and Interactive Manager products. When logged on, the system downloads display applets, written in Java, to the user's system to display relevant information. The user can view auction videos and bid on cattle in real-time.

INTELLECTUAL PROPERTY

     Our ability to protect and utilize our intellectual property rights is important to our continued success. We currently have a number of pending U.S. and foreign patent applications, issued patents or patent license agreements relating to:

     - Systems and methods for early detection of inflammation;

     - Feedlot information systems and methods;

     - Livestock management systems and methods;

     - Methods of enhancing growth in birds;

     - Methods and apparatus for live video auctions;

     - Automated smart syringe system;

     - Methods and systems to detect contaminated fowl eggs;

     - Animal health certification and sale process system; and

     - System and method for detection of fecal contamination on a carcass.

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

     We believe our commercial success depends on our ability to protect our proprietary technology and enforce our rights in the technology we license to other parties. We currently rely on a combination of patents, copyrights and trade secrets to protect our proprietary technology. Our ability to protect our proprietary rights is subject to certain risks and uncertainties, including those set forth in "Factors Affecting Our Business, Financial Condition, and Results of Operations" within Item 7 of this report.

     We have filed an application to register eMerge Interactive and related service marks with the U.S. Patent and Trademark Office. We have received notice from a third party claiming superior rights to these marks and indicating an intent to oppose our registration of the marks in Patent and Trademark Office proceedings as well as oppose our commercial use of the marks. Although we believe we have a strong position, we cannot be assured that we will be able to ultimately overcome any such challenge. If we are unsuccessful we may be required to cease using the eMerge marks at a future date.

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

EMPLOYEES

     As of December 31, 2000, we employed a total of 282 persons, 278 of whom work with us on a full-time basis. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 1(D). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
           EXPORT SALES

     The Company does not have foreign sales and does not believe geographic sales are significant to obtain an understanding of its business operations during the three-year period ended December 31, 2000.

ITEM 2.  PROPERTIES

     The location and general description of our properties as of March 1, 2001, are as follows:

CORPORATE HEADQUARTERS

     Our corporate facility is currently located at 10315 102nd Terrace in Sebastian, Florida, where we occupy approximately 17,000 square feet of office, administrative, and data center space. We sublease our facilities from XL Vision, which leases the entire facility from XL Realty, Inc., a subsidiary of Safeguard. Our lease for this facility expired on January 1, 2001, and we continue to lease the facility on a month-to-month basis while we actively seek alternate locations for our corporate headquarters.

OTHER FACILITIES

     We maintain sales and support offices in Meade and Dodge City, Kansas; Weatherford, Oklahoma; Broomfield, Colorado; Austin, Texas; Louisville, Kentucky; and Sioux Falls, South Dakota. We also maintain cattle assimilation and auction facilities which are located in Lexington and Providence, Kentucky; Okolona, Mississippi; Gaffney, South Carolina; and in San Saba, Brownwood, Mason, Chilton and Laredo, Texas.

ITEM 3.  LEGAL PROCEEDINGS

     We have been named as a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000 in the Queen's Bench Judicial Centre of Regina, Province of Saskatchewan, Canada. The complaint alleges that we and E-Y Laboratories Inc. were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement allegedly in violation of these agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18 million (Canadian dollars), as well as injunctive relief.

     In 2000, our motion to dismiss the case based on jurisdiction and venue was denied at the trial court level in Saskatchewan, as was the similar motion by co-defendant E-Y Laboratories. Both defendants have appealed that decision, and are in the process of presenting their position to the appeals court. We continue to believe that the matter should be dismissed, but it is not possible to predict whether the appellate court in Canada will reverse the lower court decision. If the case is not dismissed, it will proceed in Canada. We believe the case to be without merit and intend to defend it vigorously.

     We are involved in various other claims and legal actions arising in the ordinary course of business. Our opinion is that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades in the Nasdaq National Market under the symbol "EMRG". Prior to our February 4, 2000, IPO there was no established public trading market for any of our securities. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter our common stock has been publicly traded.

                                                                    FISCAL QUARTER ENDED
                                                ------------------------------------------------------------
                                                    MARCH 31,        JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2000            2000         2000            2000
                                                ------------------   --------   -------------   ------------
                                                (FEB. 4 - MAR. 31)
Price range per share:
  Low.........................................        $25.00          $ 8.56       $15.00          $ 2.88
  High........................................        $70.50          $30.19       $31.00          $16.50

     As of March 1, 2001, the last reported sale price for our common stock on the Nasdaq National Market was $4.63 per share and we had 626 registered holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     Concurrent with our IPO on February 4, 2000, we issued 18,123,953 shares of common stock upon the conversion of Series A, Series B, Series C, and Series D preferred stock. At the time of conversion, there were 6,443,606 shares of Series A, 2,400,000 shares of Series B, 1,100,000 shares of Series C and 4,555,556 shares of Series D preferred stock outstanding. Each share of outstanding preferred stock converted into 1.25 shares of Class A common stock at the completion of our IPO, except for Series D shares which converted into
1.25 shares of Class B common stock.

     On May 1, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of the rollover business of Eastern Livestock, Inc. ("Eastern"). As part of the exchange, we issued 1,215,913 shares of our Class A common stock with an aggregate value of $14.5 million.

     On July 24, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of Ed Edens Farms ("Edens"). As part of the exchange, we issued 83,858 shares of our Class A common stock with an aggregate value of $1.0 million.

     On August 18, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of LeMaster Livestock, Inc. ("LeMaster"). As part of the exchange, we issued 125,819 shares of our Class A common stock with an aggregate value of $2.2 million.

     On August 28, 2000, we purchased certain intangible assets in connection with the acquisition of Mountain Plains Video Contract Auction ("Mountain Plains"). As part of the exchange, we issued 12,743 shares of our Class A common stock with an aggregate value of $250,000.

     On August 31, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of McMahan Order Buying Company ("McMahan"). As part of the exchange, we issued 104,392 shares of our Class A common stock with an aggregate value of $1.8 million.

     On September 1, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of RPT Land & Cattle Company ("Thigpen"). As part of the exchange, we issued 89,585 shares of our Class A common stock with an aggregate value of $2.0 million.

     On November 24, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of Hefley Order Buying Company ("Hefley"). As part of the exchange, we issued 10,190 shares of our Class A common stock with an aggregate value of $100,000.

     On December 4, 2000, we purchased certain tangible and intangible assets in connection with the acquisition of J&L Livestock Company ("Jansma"). As part of the exchange, we issued 331,620 shares of our Class A common stock with an aggregate value of $2.0 million.

     Pursuant to our 1996 and 1999 Equity Compensation Plans, we granted options to purchase a total of 1,785,926 shares of common stock to our employees and certain other individuals in the year ended December 31, 2000, at a weighted average exercise price of $16.57 per share. In the year ended December 31, 2000, there were 257,656 shares purchased pursuant to option exercises at an average exercise price of $1.23 per share.

     All of the above referenced shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. Shares issued in connection with option exercises were issued pursuant to an exemption by reason of Rule 701 and Section 4(2) of the Securities Act of 1933. The sales were made without general solicitation or advertising. Each purchaser represented that he, she, or it was acquiring the shares without a view to distribute and was afforded an opportunity to review all documents and ask questions of our officers pertaining to matters they deemed material to an investment in our Class A common stock.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 4, 2000, we commenced an initial public offering of our common stock. Our registration statement on Form S-1 (File No. 333-89815) covering the offering of 7,175,000 shares was declared effective on February 3, 2000. Adams, Harkness & Hill, Inc., First Union Securities, Inc. and FAC Equities were the managing underwriters of the offering. As part of the offering, we sold 2,806,000 shares of our class A common stock at the public offering price to shareholders of Safeguard Scientifics, Inc., one of our principal stockholders, that owned at least 100 shares of common stock of Safeguard as of October 20, 1999, and Safeguard sold 694,000 of its eMerge Interactive shares to its shareholders. In addition, we issued 500,000 shares of class A common stock at $15.00 per share in a private placement that was completed simultaneously with the offering.

     The net proceeds from the offering and the private placement after deducting discounts, commissions, management fees, finder's fees and expenses was $107.1 million. We have used $12.8 million of the proceeds from this offering for payments to related parties and Turnkey Computer Systems, Inc., $37.7 million for acquisitions, $16.3 million for capital expenditures, and the remainder for general working capital purposes. None of the foregoing expenses or remaining payments constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     All business activities from inception through December 31, 1996, related to the transportation segment, which was disposed of in January 1999. As a result, we have not included operations data for the year ended December 31, 1996.

     The financial information set forth below may not be indicative of our future performance and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto which are included in this Form 10-K Report.

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                           1997      1998       1999       2000
                                                          -------   -------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.................................................  $    --   $ 1,792   $ 43,783   $803,020
Cost of revenue.........................................       --     2,623     43,517    793,860
                                                          -------   -------   --------   --------
Gross profit (loss).....................................       --      (831)       266      9,160
Operating expenses:
  Selling, general & administrative.....................      567     3,484      9,864     26,963
  Technology & development..............................      667     1,047      4,156      7,688
  Depreciation & amortization...........................      122       238      1,563     10,053
  Impairment & related charges..........................       --        --         --      2,491
                                                          -------   -------   --------   --------
          Total operating expenses......................    1,356     4,769     15,583     47,195
Interest expense/other income, net......................     (141)     (332)      (288)     4,815
                                                          -------   -------   --------   --------
Loss from continuing operations.........................  $(1,497)  $(5,932)  $(15,605)  $(33,220)
                                                          =======   =======   ========   ========
Loss from continuing operations per common share --
  basic and diluted.....................................  $ (3.91)  $ (1.36)  $  (3.11)  $  (1.05)
                                                          =======   =======   ========   ========
Weighted average number of common shares outstanding --
  basic and diluted.....................................      382     4,357      6,795     31,687
                                                          =======   =======   ========   ========

     The following table summarizes our balance sheet data for the periods indicated:

                                                                 AS OF DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1997      1998     1999       2000
                                                   -------   -------   ------   -------   --------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash.............................................  $     2   $    --   $   --   $12,316   $ 42,812
  Total assets...................................      260     2,165    6,602    25,762    148,552
  Total indebtedness.............................    3,636     8,040    5,572    13,620      1,537
  Total stockholders' equity (deficit)...........   (3,457)   (6,875)       3     8,891    130,077

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE RECOGNITION

     We generate the majority of our revenue from cattle sales transactions where we act as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where we are the principal in the arrangement, we purchase cattle from the seller, record the cattle as inventory until delivered to an accepted buyer and are exposed to inventory, credit and market risk that results from the transaction. In these types of transactions, we record the gross revenue earned and related product costs incurred. For cattle sales transactions in which we act as an agent, we sell cattle consigned to us on a commission basis, where we are subject to inventory and credit risk, or we sell cattle on a fee basis. In both types of transactions, we record the commission or fee earned as revenue. For all other products and services we offer, we act as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101," in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements"

("SAB 101B"), in June 2000. In October 2000, the SEC issued a Frequently Asked Questions and Answers document to provide additional guidance. These documents summarize certain views of the SEC regarding applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. We believe that our current revenue recognition policies comply with SAB 101.

ACQUISITIONS

     In February 1999, we purchased substantially all of the assets of CIN, LLC, a company which collected, analyzed and distributed information for use in the cattle industry, for an aggregate purchase price of approximately $2.3 million. The purchase price consisted of 750,000 shares of our class A common stock valued at $720,000, the assumption of $812,000 of liabilities, a cash payment of $358,000, an agreement to pay the first $350,000 from Internet sales of third-party products over the Web site and transaction costs of $57,000.

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

     In August 1999, we acquired 19% of the common stock of Turnkey Computer Systems, Inc., ("Turnkey") a provider of administrative/accounting legacy systems to feedlots, for an aggregate purchase price of $1.8 million. The purchase price consisted of 62,500 shares of our class A common stock, $1.4 million of cash and $23,000 of transaction costs. In connection with this investment, we obtained the exclusive right to provide cattle sales and auction services and feed sales services to customers of Turnkey through Turnkey's system. This right will expire in August 2019. If we reach a specified level of revenue per feedlot and that feedlot is a customer of Turnkey, we will pay a fee to Turnkey. In October 2000, we acquired an additional 11% of the common stock of Turnkey for $1.3 million in cash. We now have direct ownership in 30% of the issued and outstanding capital stock of Turnkey.

     In May 2000, we purchased certain tangible and intangible assets associated with the rollover business of Eastern for (i) $17.0 million in cash, (ii) 1,215,913 shares of our common stock valued at $14.5 million and (iii) $4.5 million in cash to be paid one year after the closing date or earlier upon certain events occurring. Eastern's rollover business engages in the buying of cattle for immediate or short-term resale through its integrated network of order buyers and sales representatives.

     In June 2000, we purchased W.P. Land and Livestock, Inc., d/b/a Jordan Cattle Auction ("Jordan"), and its related real estate for $6.4 million in cash. Jordan engages in the business of purchasing and reselling of cattle through its auction facilities which are located in San Saba, Brownwood, and Mason, Texas.

     In July 2000, we purchased Edens and its related real estate for (i) $2.3 million in cash, and (ii) 83,858 shares of our common stock valued at $1.0 million. Edens engages in the buying of cattle for immediate or short-term resale through its facility located in Okolona, Mississippi.

     In August 2000, we purchased LeMaster and its related real estate for
(i)$3.1 million in cash, (ii) 125,819 shares of our common stock valued at $2.2 million, and (iii) $300,000 in cash to be paid one year after the closing date or earlier based upon the occurrence of certain events. LeMaster engages in the buying of cattle for immediate or short-term resale through its facility located in Gaffney, South Carolina.

     In August 2000, we purchased Mountain Plains for (i) $750,000 in cash, and
(ii) 12,743 shares of our common stock valued at $250,000. Mountain Plains provides video auction services to sellers of cattle and generates commissions from the sellers upon the sale of their cattle through an affiliated auction facility located in Billings, Montana.

     In August 2000, we purchased McMahan for (i) $1.8 million in cash, (ii) 104,392 shares of our common stock valued at $1.8 million, and (iii) $10,000 in cash to be paid in January 2001. McMahan engages in the buying of cattle for immediate or short-term resale.

     In September 2000, we purchased Thigpen and its related real estate for (i) $3.3 million in cash, and (ii) 89,585 shares of our common stock valued at $2.0 million. Thigpen engages in the buying of cattle for immediate or short-term resale through its facility located in Chilton, Texas.

     In November 2000, we purchased Hefley for (i) $300,000 in cash, and
(ii)10,190 shares of our common stock valued at $100,000. Hefley engages in the buying of cattle for immediate or short-term resale.

     In December 2000, we purchased Jansma for (i) $2.3 million in cash, and
(ii) 331,620 shares of our common stock valued at $2.0 million. Jansma engages in the buying of cattle for immediate or short-term resale.

     All acquisitions were accounted for under the purchase method of accounting, except for Turnkey, which was accounted for using the equity method subsequent to the October 2000 transaction. The results of operations of the acquired entities are included in our consolidated statements of operations since their respective dates of purchase. All goodwill and intangible assets associated with these acquisitions were being amortized over five years on a straight-line basis, except for the goodwill related to the Turnkey acquisition, which is being amortized over ten years on a straight-line basis.

     Through these acquisitions, we have significantly increased our capacity to market cattle throughout the United States. Because of the significance of these acquisitions and the resulting additions to our products and services, our historical financial results may not be indicative of our future performance.

     We have incurred significant net losses since our inception. At December 31, 2000, we had an accumulated deficit of $65.5 million. The net losses and accumulated deficit resulted from our lack of substantial revenues prior to fiscal year 2000, increased costs associated with the significant personnel infrastructure required to support our growing business and other costs incurred for the development and marketing of our products. We have only recently begun to generate significant revenue and have yet to achieve profitability. We may never be able to generate or sustain significant profitability, nor may we be able to sustain our current revenue growth.

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared to Year Ended December 31, 2000

     Revenue increased from $43.8 million for the year ended December 31, 1999 to $803.0 million for the year ended December 31, 2000. Revenue from cattle sales increased from $42.2 million for the year ended December 31, 1999 to $800.9 million for the year ended December 31, 2000. This increase reflects a higher volume of cattle sales transactions brought about primarily through our acquisition activities. During the fiscal year ended December 31, 2000, we sold approximately 1.7 million head of cattle versus 82,500 head sold in the comparable prior year period. Revenue from other products and services increased by 134% from $1.6 million for the year ended December 31, 1999 to $2.1 million for the year ended December 31, 2000. This increase is due primarily to incremental revenues of approximately $900,000 derived from subscriptions to our comparative feedlot analysis and market information services, the addition of advertising revenue, and sales of cattle-related products. The increased revenue derived from other products and services was partially offset by a decline of approximately $400,000 in sales of our equine imaging systems and related inventory and relatively flat Nutricharge sales. In December 2000, we determined that the additional resources required to successfully commercialize our Nutricharge and infrared imaging products were not warranted given our current operating environment and business strategies. Accordingly, we determined during this period that it was no longer feasible to continue offering these products. We expect that cattle revenue will continue to account for the majority of our revenue base for the foreseeable future.

     Cost of revenue consists primarily of the direct cost to acquire cattle, cattle-related products, and equine imaging systems components. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and depreciation, that are associated with supporting our expanding base of on-line products and services and with the production of the equine imaging system. With the higher volumes of cattle sales transactions generated in fiscal year 2000, cost of revenue attributed to cattle sales increased from $41.7 million for the year ended December 31, 1999 to $791.5 million for the year ended December 31, 2000. Cost of revenue attributed to other products and services increased by 132% from $1.8 million for the year ended December 31, 1999 to $2.3 million for the year ended December 31, 2000. This increase is due principally to higher indirect overhead and an increase in cattle-related product costs. Higher costs of revenue for other products and services were partially offset by a reduction in costs associated with our equine imaging systems. We generated a gross profit of $266,000 and $9.2 million for the year ended December 31, 1999 and 2000, respectively. The increase in gross profit is due primarily to the increase in cattle revenue as cost of goods did not increase in proportion to the increase in revenue.

     Selling, general and administrative expenses increased 273% from $9.9 million for the year ended December 31, 1999 to $27.0 million for the year ended December 31, 2000.

     Our selling expenses consist primarily of salaries and related benefit costs for sales and marketing personnel, recruiting and relocation charges, consulting fees, travel, telephone and advertising and trade shows. Selling expenses increased 284% from $6.7 million for the year ended December 31, 1999 to $19.0 million for the year ended December 31, 2000, and included non-cash compensation charges of $1.3 million associated with employee separations during the second quarter of fiscal year 2000. The remaining increase in sales and marketing expenses is due primarily to costs associated with expanding the number of personnel within the organization, most notably from salaries and wages, as well as higher telephone, travel and advertising costs. These expenses were partially offset by reductions in bonus and consulting charges. We expect these costs to continue to increase as we continue to pursue additional sales and marketing opportunities.

     Our general and administrative expenses consist primarily of salaries and related benefit costs for executive, administrative, and finance personnel, insurance program charges, travel and professional service fees. General and administrative expenses increased 250% from $3.2 million for the year ended December 31, 1999 to $8.0 million for the year ended December 31, 2000. The increase is primarily due to costs associated with expanding the number of personnel within the organization, most notably from salaries and wages, increased acquisition activity, which also brought about a rise in property and insurance costs, and higher legal, investor relations and travel expenses, which were required to support and grow our publicly-held business. We expect these expenses to continue to increase as additional acquisitions are made, personnel are hired, and expenses are incurred to support future growth.

     Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, and project material costs. Our expenses increased 183% from $4.2 million for the year ended December 31, 1999 to $7.7 million for the year ended December 31, 2000. This increase was primarily due to costs associated with expanding the number of personnel within the organization, most notably from salaries and wages. In addition, increased spending for consultants and materials and supplies was required to integrate and expand our growing product lines such as our online cattle sales and auction software and Interactive Manager software (formerly referred to as Feedlot Information System software). We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets.

     Depreciation and amortization expense increased 631% from $1.6 million for the year ended December 31, 1999 to $10.1 million for the year ended December 31, 2000. The increase was primarily related to higher amortization charges resulting from business acquisitions completed in 2000. Increases in capital spending to support our infrastructure build-up also drove higher depreciation during 2000. We expect both depreciation and amortization will continue to increase for the foreseeable future as new projects are placed into service and the newly-acquired businesses begin their first full year of operation under our ownership.

     We recorded impairment and related charges of $2.5 million during December 2000 to write-off the remaining net book values of accounts receivable, inventories, intangibles and fixed assets, and accrue for outstanding commitments that were associated with our Nutricharge and Infrared imaging products. Based on an assessment of our current operating environment, the resources required to successfully commercialize these products and our business strategies, we determined during this period that it was no longer feasible to continue offering these products. The impairment charge primarily related to the write-off of $2.0 million in remaining net book values of intangible assets.

     Interest and other income (expense), net rose from ($288,000) for the year ended December 31, 1999 to $4.8 million for the year ended December 31, 2000. This increase was primarily due to increased interest income generated by short-term investments and a reduction in interest expense on related party debt that was repaid following our initial public offering. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers. Included in interest and other income (expense), net is $1.8 million of imputed interest income recognized in 2000 from a $23.0 million note receivable due from Internet Capital Group. The note receivable was executed in connection with an October 1999 securities purchase agreement and was paid in full in November 2000.

     Due to the losses incurred, we did not recognize income tax expense for the year ended December 31, 1999 and 2000. As of December 31, 2000, we had approximately $56.0 million of federal income tax loss carry forwards that can be used to offset future taxable income. Our tax loss carry forwards begin to expire in 2012 and we are not currently aware of any limitation on our ability to offset future taxable income.

  Year Ended December 31, 1998 Compared with Year Ended December 31, 1999

     Revenue increased from $1.8 million for the year ended December 31, 1998 to $43.8 million for the year ended December 31, 1999. Revenue from cattle sales increased to $42.2 million for the year ended December 31,1999. There was no revenue from cattle sales in 1998. Revenue from other products decreased by 11% from $1.8 million for the year ended December 31, 1998 to $1.6 million for the year ended December 31, 1999. This decrease was due primarily to lower revenue from sales of our equine imaging systems reflecting a decline in units sold. Increased sales of NutriCharge and the sale of subscriptions to our comparative feedlot analysis and market information service partially offset the decline in revenue from equine camera sales. As previously indicated, we determined during December 2000 that it was no longer feasible to continue offering our Nutricharge and Infrared Imaging products.

     Cost of revenue consisted primarily of the direct cost to acquire cattle, NutriCharge and equine imaging systems components and indirect manufacturing overhead costs such as support personnel, facilities costs, and supplies, which were primarily associated with the production of equine imaging systems. Direct costs attributed to cattle sales were $41.7 million for the year ended December 31, 1999. There were no direct costs from cattle sales in 1998. Costs attributed to other products decreased by 32% from $2.6 million for the year ended December 31, 1998 to $1.8 million for the year ended December 31, 1999. This decrease was due principally to the decline in unit sales of equine imaging systems and associated reductions in manufacturing overhead. We generated a gross loss of $831,000 for the year ended December 31, 1998 and a gross profit of $266,000 for the year ended December 31, 1999. The change from a gross loss to a gross profit was due primarily to the increase in cattle revenue, while cost of goods, principally manufacturing overhead, did not increase in proportion to the increase in revenue.

     Selling, general and administrative expenses increased 283% from $3.5 million for the year ended December 31, 1998 to $9.9 million for the year ended December 31, 1999.

     Selling expenses consisted primarily of salaries and related benefit costs, commissions for sales and marketing personnel, consulting fees, travel and entertainment, advertising and trade shows. Selling expenses increased 319% from $2.1 million for the year ended December 31, 1998 to $6.7 million for the year ended December 31, 1999. The increase was due primarily to expenses associated with expanding the number of personnel from 11 people at December 31, 1998 to 35 people at December 31, 1999 and higher consulting, travel and advertising costs to effect our business strategy.

     Our general and administrative expenses consisted primarily of salaries, bonuses and related benefit costs for executives and administrative personnel and professional service fees, including administrative support fees to XL Vision and Safeguard. We have contractual service agreements with XL Vision and Safeguard Scientifics. Under an administrative services agreement dated December 15, 1997, as amended on August 17, 1999, XL Vision and Safeguard provided us with management consultation, investor relations, financial management, human resource management, legal services, insurance programs, and administrative services. We paid a fee calculated pursuant to a formula that was based on a percentage of our revenue, not to exceed $300,000 annually. The fee was not due until we achieved positive cash flow from operations. The agreement extended through December 31, 2002 and continues unless terminated by either party. During April 2000, the administrative services agreement with Safeguard was terminated. In October 2000, the agreement with XL Vision was amended to change the methodology for calculating fees due under the agreement. Presently, administrative services fees are based upon an estimate of hours spent by XL Vision personnel in support of our business. These estimates are reviewed periodically by both parties and adjusted when necessary to reflect actual services rendered.

     As of December 31, 1999, we had not paid any amounts due to XL Vision and Safeguard under these agreements. As of December 31, 1999 we owed XL Vision and Safeguard approximately $45,000 and $56,000, respectively, under these agreements. In addition, under a direct charge administrative services agreement dated April 14, 1997, XL Vision also provided us with management services on a time and materials basis. This agreement continued on a month-to-month basis, and was terminated during December 1999. As of December 31, 1999, we owed XL Vision $1,635,000 under this agreement. The amounts due under these agreements at December 31, 1999 were repaid in February 2000 following the completion of our IPO.

     General and administrative expenses increased 229% from $1.4 million for the year ended December 31, 1998 to $3.2 million for the year ended December 31,1999. The increase was primarily due to increased expenses associated with expanding the number of personnel from 4 people at December 31, 1998 to 10 people at December 31, 1999 and increased legal and travel expenses required to support and grow our business.

     Our technology and development expenses consisted of salaries and related benefit costs, payments to outside consultants, and material costs for prototype imaging systems. Our expenses increased 420% from $1.0 million for the year ended December 31, 1998 to $4.2 million for the year ended December 31, 1999. This increase in expenses was primarily due to increased consulting costs, an increase in personnel, and increased spending for materials and supplies. The increase in expenses was required to integrate and expand our product lines such as our online cattle sales and auction software, Feedlot Information System software, and continued development efforts on imaging systems.

     Depreciation and amortization expense increased 657% from $238,000 for the year ended December 31, 1998 to $1.6 million for the year ended December 31, 1999. The increase was primarily related to higher amortization charges resulting from three business combinations completed in 1999 and acquisitions of proprietary licenses made during July 1998.

     Interest expense/other income, net decreased by 13% from $332,000 for the year ended December 31, 1998 to $288,000 for the year ended December 31, 1999. This decrease was primarily due to a lower average level of borrowing accompanied by an increase in interest income. Included in interest and other income (expense), net was $373,000 of imputed interest income recognized in 1999 from a $23.0 million note receivable due from Internet Capital Group. The note receivable was executed in connection with an October 1999 securities purchase agreement and was paid in full in November 2000.

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

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data for the quarters ended March 31, June 30, September 30, and December 31, 1999, and March 31, June 30, September 30, and December 31, 2000. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this Form 10-K Report and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not necessarily indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.

                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUN. 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEPT. 30,   DEC. 31,
                                            1999       1999       1999        1999       2000       2000       2000        2000
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
 DATA:
Revenue.................................  $   605    $ 1,973     $15,761    $25,444    $38,553    $160,416   $277,351    $326,700
Cost of revenue.........................      455      2,143      15,685     25,235     38,201     158,952    273,645     323,062
Operating expenses......................    2,054      3,649       4,592      5,287      7,045      11,271     12,274      16,605
Interest/other income, net..............     (120)      (155)       (168)       155      1,141       1,869      1,290         515
                                          -------    -------     -------    -------    -------    --------   --------    --------
(Loss) from continuing operations.......  $(2,024)   $(3,974)    $(4,685)   $(4,923)   $(5,552)   $ (7,938)  $ (7,278)   $(12,452)
                                          =======    =======     =======    =======    =======    ========   ========    ========
(Loss) from continuing operations per
 common share -- basic and diluted......  $ (0.33)   $ (0.58)    $ (0.67)   $ (1.48)   $ (0.24)   $  (0.23)  $  (0.21)   $  (0.36)
                                          =======    =======     =======    =======    =======    ========   ========    ========

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our operating and investing cash requirements principally through private equity financings and through borrowings from XL Vision and Safeguard Scientifics. During February 2000, we completed our initial public offering of 7,175,000 common shares and a private placement of 500,000 common shares, which generated net proceeds of $107.1 million. Subsequent to the offering, approximately $12.8 million of the proceeds were used to pay amounts due to related parties and Turnkey Computer Systems, $37.7 million was used for acquisitions of other businesses, and $16.3 million was used for capital expenditures. We believe that the net proceeds from the offering, together with our existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months under our current business plan, which may change. To the extent we are required to raise additional capital, we may need to issue additional equity securities or incur additional debt. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If such financing is not available when required or is not available on acceptable terms, we may be unable to continue to expand our business, take advantage of business opportunities or respond to competitive pressures. In addition, we may be unable to further develop or enhance our products and services. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

     As of December 31, 2000, our primary source of liquidity consisted of cash and highly liquid, high quality debt instruments. Our intent is to make such funds, which have maturities of less than three months, readily available for operating purposes. At December 31, 2000, we had cash, cash equivalents, and restricted cash, primarily certificates of deposit, totaling $44.3 million compared to $12.3 million at December 31, 1999. Subsequent to December 31, 2000, we closed on the acquisitions of Bluegrass Stockyards, Runnells-Peters Cattle Company, and Pennell Cattle Company that required the use of approximately $4.2 million of cash. In addition, we also paid the former shareholders of Eastern $2.3 million in cash during February 2001 pursuant to the asset purchase agreement dated May 1, 2000.

     We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $8.9 million in 1998, $15.6 million in 1999 and $30.7 million in 2000. Cash used in operating activities consisted primarily of net operating losses and increases in trade accounts receivable offset in part by increases in accounts payable and accrued liabilities. Due to the seasonality associated with our business, cash used in operating activities was greatest during the third and fourth quarters of 2000 when accounts receivable and inventory balances were at their highest levels during the year.

     Net cash used in investing activities was $892,000 in 1998, $1.6 million in 1999 and $56.8 million in 2000. Our investing activities included the acquisitions of Eastern, Jordan, Edens, LeMaster, Mountain Plains, McMahan, Thigpen, Hefley and Jansma for a combined $37.7 million and capital expenditures of $16.3 million. We expect continued acquisition activity and capital expenditures for the foreseeable future as we continue to effect our business strategy. However, we expect future spending on acquisitions and capital expenditures to be at a lower rate than experienced during 2000.

     Net cash provided by financing activities was $9.8 million in 1998, $29.5 million in 1999 and $118.0 million in 2000. Cash provided by financing activities prior to 2000 consisted primarily of the sale of our stock and borrowings from Internet Capital Group, XL Vision and Safeguard. In 2000, net cash provided by financing activities was primarily generated from our initial public offering and private placement, which raised net proceeds of $107.1 million, as well as the receipt of $23.0 million from Internet Capital Group in full settlement of a note receivable executed in October 1999. These amounts were partially offset by related party payments of $10.4 million to Safeguard Scientifics, Inc. and $1.5 million to XL Vision and the repayment of a $900,000 note payable due to Turnkey Computer Systems.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 in June 1999 to require implementation of the standard beginning January 1, 2001. SFAS No. 133 was amended further by SFAS No. 138 in June 2000. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on the results of our operations, financial position or cash flows.

     In the ordinary course of our business, we enter into purchase and sale contracts for cattle that require delivery at a future date. We believe that these transactions fall under the "normal purchases and normal sales" exception described within SFAS No. 133, as amended. We also enter into a limited number of cattle futures transactions. Currently, we do not maintain the documentation required by the standard to qualify for hedge accounting with respect to cattle futures transactions. Accordingly, if SFAS No. 133, as amended, was adopted as of December 31, 2000, we would have recorded a charge to operations of approximately $233,000.

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

     We commenced operations in 1994 and commercially released our initial product in November 1997. Accordingly, we have only a limited operating history upon which to evaluate our business. In addition, our business strategy and revenue model has changed significantly during the past 18 months. Our limited operating history, combined with our shift in business strategy, makes predicting our future results of operations difficult. Our new business model has not been tested and, accordingly, we cannot be certain that our business strategy will be successful.

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

  We have a history of net losses and expect to continue to incur net losses for the foreseeable future. If we continue to incur net losses, our business may not ultimately be financially viable.

     We have incurred significant net losses since inception. We reported a net loss of approximately $15.6 million for the year ended December 31, 1999, or 36% of total revenue, and a net loss of approximately $33.1 million for the year ended December 31, 2000, or 4% of total revenue. As of December 31, 2000, we had accumulated net losses totaling approximately $65.5 million. Our operating expenses have increased significantly in each year of our operation, and we anticipate that such expenses will continue to increase over the next several years as we expand our operations and execute on our business strategies. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

     To achieve profitability, we must successfully address the following risks:

     - lack of wide-scale commercial acceptance of our Internet cattle sales and services;

     - failure to expand the number of livestock industry participants currently using our network;

     - failure to obtain access to data from feedlots to adequately address the information needs of our customers;

     - inability to respond promptly to competitive and industry developments;

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

     The Internet market for livestock products and services, including, in particular, the cattle sales market, has only recently developed, and its continued development is subject to substantial uncertainty. To date, we have not realized adequate revenues and gross margins from this market to achieve profitability. We cannot be assured that this market will continue to develop as we expect, if at all. Our revenue model depends on the commercial acceptance of our Internet-based products and services. We do not know if our target customers will use the Internet as a regular means of purchasing products and services. Even if potential customers choose to purchase livestock products and services over the Internet, they may not choose our online services to do so. If the market for livestock products and services over the Internet does not develop as we anticipate, our business and the results of our operations will be harmed.

     For the year December 31, 2000, we relied on cattle sales for over 99% of our revenue and we expect to rely on the success of our cattle sales and auction services for a significant majority of our revenue for the foreseeable future. As a result, our ability to achieve commercial acceptance of our cattle sales is critical to our ability to obtain future revenue. To date, we have not achieved enough revenues from internet-based cattle sales that are sufficient for us to determine whether these services will achieve commercial acceptance. Any failure to successfully gain commercial acceptance of these services would harm our business and the results of our operations. In addition, as the result of our dependence on cattle sales, if the demand for beef declines, the demand for our products and services would likely decline, and our results of operations would be harmed.

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

     The cattle industry has historically experienced, and continues to experience, seasonal fluctuations. These seasonal patterns may cause quarterly fluctuations in our operating results. Generally, a higher number of cattle are sold to feedlots during the third and fourth quarters as compared to the first and second quarters of each calendar year. Therefore, a greater number of sales transactions occur during these two calendar quarters.

Due to our limited operating history and the recent changes in our business as a result of acquisitions, it is difficult to predict the effect that this seasonal pattern will have on our revenue and quarterly operating results.

  Our back-up mechanisms are unproven, and therefore are vulnerable to damage or interruption which would harm our ability to reliably service our customers.

     Our network server, satellites, computers and facilities are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, earthquakes, telecommunications failures, system failures, Internet brownouts, computer viruses, electronic break-ins and similar disruptions. We depend on these systems to provide our customers with online cattle sales and auction services, feedlot and cattle industry analyses, and cattle inventory management tools. Any substantial interruptions could result in the loss of data and could impair our ability to provide our products and services to customers and to generate revenues. Presently, we do not have a formal disaster recovery plan in effect. Moreover, our business interruption insurance may not be sufficient to compensate us for losses that may occur if any of our Internet-based services are interrupted.

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

  Internet Capital Group and Safeguard will be able to control matters requiring stockholder approval.

     The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities. Internet Capital Group and Safeguard together have the power to vote approximately 57% (as of March 1, 2001) of the aggregate number of votes to which the holders of our common stock are entitled. As a result, these stockholders will be able to control all matters requiring stockholder approval.

     In addition, currently five of the eight members of our board of directors also serve as directors and/or officers of Internet Capital Group and Safeguard. Internet Capital Group has the right to elect two directors to our board. Under the joint venture agreement, Safeguard and Internet Capital Group have agreed to vote for two designees of Safeguard and two designees of Internet Capital Group in all future elections of directors. Internet Capital Group and Safeguard will therefore have the ability to significantly influence our management.

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

     - additions or departures of key personnel; and

     - sales of common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2000, we had cattle futures contracts with purchase commitments of $1.6 million and sales commitments of $12.7 million. The contract lives are generally less than six months. Any change in the value of the futures contracts is generally balanced by an offsetting position in the cash market prices of the delivered livestock.

     Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of December 31, 2000, our investments consisted of $15.3 million in cash equivalents with maturities of less than three months and $1.5 million in certificates of deposit with a maturity of less than six months. Due to the short-term nature of our investment portfolio, a 10 percent increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We incorporate by reference the consolidated financial statements of the Company and supplementary data as a separate section of this Form 10-K Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We incorporate by reference the information contained under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Compensation" and "Summary Compensation Table" in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 24, 2001, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

     We incorporate by reference the information contained under the captions "Executive Compensation" and "Summary Compensation Table" in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 24, 2001, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We incorporate by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 24, 2001, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We incorporate by reference the information contained under the caption "Certain Relationships and Related Transactions" in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 24, 2001, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED WITH THIS FORM 10-K REPORT

     1. The Consolidated Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:

                        DESCRIPTION                             PAGE
                        -----------                           --------
Independent Auditors Report.................................    F-1
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................    F-2
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................    F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999 and 2000..............    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................    F-5
Notes to Consolidated Financial Statements..................    F-7

     2. Financial Statement Schedules are not required or the information required to be included therein is reflected in the Consolidated Financial Statements.

     3. Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
 3.1     --    Second Amended and Restated Certificate of Incorporation of
               eMerge Interactive (Exhibit 3.1)(1)
 3.2     --    Amended and Restated Bylaws of eMerge Interactive (Exhibit
               3.2)(1)
10.1     --    Amended and Restated 1996 Equity Compensation Plan (Exhibit
               10.1)(1)
10.2     --    1999 Equity Compensation Plan (Exhibit 10.2)(1)
10.3     --    Master License Agreement dated July 29, 1998 between eMerge
               Interactive and Her Majesty the Queen of Canada, as
               represented by the Minister of Agriculture and Agri-Food
               Canada (Exhibit 10.3)(1)
10.4     --    Administrative Services Agreement dated December 15, 1997
               between eMerge Interactive, Safeguard Scientifics, Inc. and
               XL Vision, Inc., as amended on August 17, 1999 (Exhibit
               10.4)(1)
10.5     --    Direct Charge Administrative Services Agreement dated April
               15, 1997 between eMerge Interactive and XL Vision, Inc.
               (Exhibit 10.5)(1)
10.6     --    Asset Purchase Agreement dated February 24, 1999 between
               eMerge Interactive, CIN, LLC and Dr. Scott Crain (Exhibit
               10.6)(1)
10.7     --    Stock Purchase Agreement dated March 22, 1999 between eMerge
               Interactive, Cyberstockyard, Inc. and J. Scott Sanders,
               David Sanders, Scott Calhoun and Dr. Duane Pankratz (Exhibit
               10.7)(1)
10.8     --    Stockholders Agreement dated July 29, 1998 among eMerge
               Interactive, and individuals designated as the former
               shareholders of STS Agriventures, Ltd. (Exhibit 10.8)(1)
10.9     --    Purchase Agreement dated July 29, 1998 among eMerge
               Interactive, NutriCharge, J Technologies, LLC, and the
               Biegert Family Irrevocable Trust (Exhibit 10.9)(1)
10.10    --    Asset Purchase Agreement dated January 15, 1999 between
               eMerge Interactive and Sperry Marine, Inc. (Exhibit
               10.10)(1)
10.11    --    Purchase and License Agreement dated January 15, 1999
               between eMerge Interactive and Sperry Marine, Inc. (Exhibit
               10.11)(1)
10.12    --    Asset Purchase Agreement dated May 19, 1999 between eMerge
               Interactive and Professional Cattle Consultants, L.L.C.
               (Exhibit 10.12)(1)

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.13    --    Letter of Agreement dated January 12, 2000 between eMerge
               Interactive and Southern States, Cooperative, Inc. (Exhibit
               10.13)(1)
10.14    --    Subscription Agreement letter for purchase of Series B
               Junior Preferred Stock (Exhibit 10.14)(1)
10.15    --    Preferred Stock Purchase Agreement dated April 1, 1999
               (Series C Preferred Stock) (Exhibit 10.15)(1)
10.16    --    Common Stock Purchase Agreement dated August 16, 1999
               between eMerge Interactive and Turnkey Computer Systems,
               Inc. (Exhibit 10.16)(1)
10.17    --    Registration Rights Agreement dated July 18, 1997 (Exhibit
               10.17)(1)
10.18    --    Real Property Sublease between XL Vision and eMerge
               Interactive, dated December 1999 (Exhibit 10.18)(1)
10.19    --    Stockholders' and Registration Rights Agreement dated
               February 24, 1999 (Exhibit 10.19)(1)
10.20    --    Joinder and Correction to Stockholders and Registration
               Rights Agreement dated March 29, 1000 (Exhibit 10.20)(1)
10.21    --    (a) Revolving Note dated July 21, 1999 from eMerge
               Interactive to Safeguard Delaware, Inc., Amended Revolving
               Note dated August 3, 1999 (Exhibit 10.21(a))(1)
               (b) Second Amended Revolving Note dated October 25, 1999
               (Exhibit 10.21(b))(1)
               (c) Third Amended Revolving Note dated December 6, 1999
               (Exhibit 10.21(c))(1)
               (d) Fourth Amended Revolving Note dated January 31, 2000
               (Exhibit 10.21(d))(1)
10.22    --    Revolving Note dated January 1, 1999 from XL Vision to
               eMerge Interactive (Exhibit 10.22)(1)
10.23    --    Promissory Note dated August 31, 1999 from eMerge
               Interactive to Safeguard Delaware, Inc. (cancelled) (Exhibit
               10.23)(1)
10.24    --    Term note dated October 25, 1999 from eMerge Interactive to
               Safeguard (Exhibit 10.24)(1)
10.25    --    Promissory Note dated October 6, 1999 from eMerge
               Interactive to Safeguard Delaware, Inc. (cancelled) (Exhibit
               10.25)(1)
10.26    --    Stockholders Agreement dated July 17, 1997 and Joinder to
               Stockholder's Agreement (Exhibit 10.26)(1)
10.27    --    Subordinated Purchase Money Note from eMerge Interactive to
               XL Vision dated July 15, 1997 (Exhibit 10.27)(1)
10.28    --    Toll Processing Agreement dated August 16, 1999 between
               eMerge Interactive and ADM Animal Health & Nutrition, a
               division of Archer-Daniels-Midland Company (Exhibit
               10.28)(1)
10.29    --    Term Note dated October 25, 1999 from eMerge Interactive to
               Safeguard Delaware, Inc. (Exhibit 10.29)(1)
10.30    --    Securities Purchase Agreement dated October 27, 1999 between
               eMerge Interactive Technologies, LLC and Internet Capital
               Group, Inc. (Exhibit 10.30)(1)
10.31    --    Registration Rights Agreement dated October 27, 1999 between
               eMerge Interactive and Internet Capital Group, Inc. (Exhibit
               10.31)(1)
10.32    --    Cooperative Research and development Agreement between
               USDA's Agricultural Research Service, eMerge and Iowa State
               University of Science and Technology concerning Methods for
               Detecting Fecal and Ingesta Contamination on Meat dated on
               Meat dated August 4, 1999 (Exhibit 10.32)(1)
10.33    --    Exclusive License Agreement between Iowa State University
               Research Foundation, Inc., and eMerge dated August 3, 1999
               (Exhibit 10.33)(1)

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.34    --    Term Note and Pledge Agreement dated January 28, 2000
               between eMerge and Charles Abraham (Exhibit 10.34)(1)
10.35    --    Agreement for the Purchase and Sale of Assets, dated April
               20, 2000 (Exhibit 2.1)(2)
10.36    --    Registration Rights and Restricted Stock Agreement, dated
               May 1, 2000 (Exhibit 2.2)(2)
10.37    --    Supply and Support Agreement, dated May 1, 2000 (Exhibit
               2.3)(2)
10.38    --    Cattle Purchase Contract Agreement, dated May 1, 2000
               (Exhibit 2.4)(2)
10.39    --    Agreement for the Purchase and Sale of Assets, dated April
               21, 2000 (Exhibit 2.5)(2)
10.40    --    Contract for Sale and Purchase of Real Estate, dated April
               21, 2000 (Exhibit 2.6)(2)
10.41    --    Supplement to Common Stock Purchase Agreement dated October
               1, 2000, between eMerge Interactive, Inc., Turnkey Computer
               Systems, Inc., Stephen W. Myers, Don Flynt, and Carey
               Coffman*
23.1     --    Consent of KPMG LLP*

- ---------------

 *  Filed herewith.
(1) Incorporated by reference from exhibit shown in parentheses contained in the Company's Registration Statement on Form S-1 (No. 333-89815), filed with the Commission.
(2) Incorporated by reference from the exhibit shown in parentheses contained in the Company's Current Report on Form 8-K dated May 5, 2000, filed with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001

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

                        NAME                                       CAPACITY                   DATE
- -----------------------------------------------------  --------------------------------  --------------

               /s/ CHARLES L. ABRAHAM                  President, Chief Executive        April 2, 2001
- -----------------------------------------------------  Officer and Director (Principal
                 Charles L. Abraham                    Executive Officer)

                /s/ T. MICHAEL JANNEY                  Vice President and Chief          April 2, 2001
- -----------------------------------------------------  Financial Officer (Principal
                  T. Michael Janney                    Financial and Accounting
                                                       Officer)

                  /s/ JOHN S. SCOTT                    Chairman of the Board             April 2, 2001
- -----------------------------------------------------
                    John S. Scott

              /s/ DOUGLAS A. ALEXANDER                 Director                          April 2, 2001
- -----------------------------------------------------
                Douglas A. Alexander

              /s/ CHRISTOPHER J. DAVIS                 Director                          April 2, 2001
- -----------------------------------------------------
                Christopher J. Davis

                 /s/ JAMES P. EBZERY                   Director                          April 2, 2001
- -----------------------------------------------------
                   James P. Ebzery

                 /s/ THOMAS C. LYNCH                   Director                          April 2, 2001
- -----------------------------------------------------
                   Thomas C. Lynch

                                                       Director                          April 2, 2001
- -----------------------------------------------------
                   John W. Poduska

                /s/ THOMAS L. TIPPENS                  Director                          April 2, 2001
- -----------------------------------------------------
                  Thomas L. Tippens

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  eMerge Interactive, Inc.
  and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of eMerge Interactive, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eMerge Interactive, Inc. and subsidiaries at December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

Orlando, Florida
January 26, 2001

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000

                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 12,316,497   $ 42,811,572
  Trade accounts receivable, less allowance for doubtful
    accounts of $75,000 in 1999 and $167,937 in 2000........     1,144,133     12,141,867
  Inventories (note 3)......................................     1,201,203      3,704,250
  Cattle deposits...........................................       473,859      2,185,670
  Prepaid expenses..........................................        71,078      1,070,674
  Net assets of discontinued operations (note 13)...........       297,003             --
  Other current assets......................................       136,349        697,536
  Due from related parties (note 8).........................            --      3,479,492
                                                              ------------   ------------
        Total current assets................................    15,640,122     66,091,061
Property, plant and equipment, net (note 4).................     1,895,754     20,567,939
Capitalized offering costs..................................       447,644             --
Investment in Turnkey Computer Systems, Inc. (note 6).......     1,822,833      3,010,603
Intangibles, net of accumulated amortization of $1,177,996
  in 1999 and $8,131,310 in 2000 (note 12)..................     5,955,360     57,377,620
Restricted cash.............................................            --      1,505,000
                                                              ------------   ------------
        Total assets........................................  $ 25,761,713   $148,552,223
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease obligation (note
    14).....................................................  $     82,320   $    216,516
  Note payable (note 6).....................................       500,000             --
  Accounts payable..........................................     1,187,900      9,509,316
  Accrued liabilities:
    Purchase consideration (note 12)........................            --      4,800,000
    Salaries and benefits...................................       967,749        850,533
    Other...................................................       818,041      1,124,649
  Advance payments from customers...........................       222,750        663,850
  Due to related parties (note 8)...........................    12,053,715      1,219,417
                                                              ------------   ------------
        Total current liabilities...........................    15,832,475     18,384,281
  Capital lease obligation, excluding current installments
    (note 14)...............................................       224,068         90,820
  Note payable (note 6).....................................       400,000             --
                                                              ------------   ------------
        Total liabilities...................................    16,456,543     18,475,101
                                                              ------------   ------------
Commitments and contingencies (note 14)
Redeemable Class A common stock, issued and outstanding
  62,500 shares in 1999 and 0 shares in 2000 (note 6).......       414,339             --
                                                              ------------   ------------
Stockholders' equity (notes 7, 8, 11, 12 and 15):
  Preferred stock, $.01 par value, authorized 15,000,000
    shares:
    Series A preferred stock, (aggregate involuntary
     liquidation preference of $8,030,675 in 1999 and $0 in
     2000), designated 6,500,000 shares, issued and
     outstanding 6,443,606 shares in 1999 and 0 shares in
     2000...................................................        64,436             --
    Series B junior preferred stock, (aggregate involuntary
     liquidation preference of $5,281,316 in 1999 and $0 in
     2000), designated 2,400,000 shares, issued and
     outstanding 2,400,000 in 1999 and 0 shares in 2000.....        24,000             --
    Series C preferred stock, (aggregate liquidation
     preference of $5,891,781 in 1999 and $0 in 2000),
     designated 1,300,000 shares, issued and outstanding
     1,100,000 in 1999 and 0 shares in 2000.................        11,000             --
    Series D preferred stock, (aggregate liquidation
     preference of $41,823,749 in 1999 and $0 in 2000),
     designated 4,555,556 shares, issued and outstanding
     4,555,556 shares in 1999 and 0 shares in 2000..........        45,556             --
  Common stock, $.008 par value, authorized 100,000,000
    shares:
    Class A common stock, designated 92,711,110 shares,
     issued and outstanding 7,046,444 shares in 1999 and
     29,445,228 shares in 2000..............................        56,372        235,561
    Class B common stock, designated 7,288,890 shares, no
     shares issued and outstanding in 1999, 5,694,445 shares
     issued and outstanding in 2000.........................            --         45,556
Additional paid-in capital..................................    62,312,315    195,347,598
Accumulated deficit.........................................   (32,375,926)   (65,511,023)
Subscription receivable from Internet Capital Group, Inc.
  (note 8)..................................................   (21,188,320)            --
Unearned compensation (note 11).............................       (58,602)       (40,570)
                                                              ------------   ------------
        Total stockholders' equity..........................     8,890,831    130,077,122
                                                              ------------   ------------
        Total liabilities and stockholders' equity..........  $ 25,761,713   $148,552,223
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                           1998           1999           2000
                                                        -----------   ------------   ------------
Revenue (including sales to related parties of
  approximately $0 in 1998 and 1999 and $226,070,000
  in 2000) (note 8)...................................  $ 1,792,471   $ 43,783,124   $803,019,933
Cost of revenue (including purchases from related
  parties of approximately $0 in 1998 and 1999 and
  $54,082,000 in 2000) (note 8).......................    2,623,447     43,517,459    793,859,657
                                                        -----------   ------------   ------------
       Gross profit (loss)............................     (830,976)       265,665      9,160,276
                                                        -----------   ------------   ------------
Operating expenses:
  Selling, general and administrative (note 8)........    3,484,127      9,863,828     26,962,953
  Technology and development..........................    1,047,122      4,155,896      7,687,563
  Depreciation and amortization of intangibles........      237,943      1,563,247     10,053,344
  Impairment and related charges (note 5).............           --             --      2,491,486
                                                        -----------   ------------   ------------
          Total operating expenses....................    4,769,192     15,582,971     47,195,346
                                                        -----------   ------------   ------------
          Operating loss..............................   (5,600,168)   (15,317,306)   (38,035,070)
                                                        -----------   ------------   ------------
Related party interest expense........................     (331,594)      (764,042)      (119,018)
Interest and other income, net (including related
  party interest of $373,320 in 1999 and $1,811,680 in
  2000)...............................................           --        475,642      5,011,587
Equity income (loss) in unconsolidated investee.......           --             --        (77,230)
                                                        -----------   ------------   ------------
          Loss from continuing operations before
            income taxes..............................   (5,931,762)   (15,605,706)   (33,219,731)
Income tax expense (benefit) (note 10)................           --             --             --
                                                        -----------   ------------   ------------
          Loss from continuing operations.............   (5,931,762)   (15,605,706)   (33,219,731)
Income (loss) from operations of discontinued
  transportation segment..............................   (1,808,951)        10,420         84,634
Loss on disposal of transportation segment............      (91,415)            --             --
                                                        -----------   ------------   ------------
          Net loss....................................  $(7,832,128)  $(15,595,286)  $(33,135,097)
                                                        ===========   ============   ============
Net loss attributable to common stockholders (note
  8)..................................................  $(7,832,128)  $(21,133,237)  $(33,135,097)
                                                        ===========   ============   ============
Net loss from continuing operations per common share--
  basic and diluted...................................  $     (1.36)  $      (3.11)  $      (1.05)
                                                        ===========   ============   ============
Net loss per common share -- basic and diluted........  $     (1.80)  $      (3.11)  $      (1.05)
                                                        ===========   ============   ============
Weighted average number of common shares outstanding--
  basic and diluted...................................    4,356,926      6,794,755     31,686,845
                                                        ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                   eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        DECEMBER 31, 1998, 1999 AND 2000

                                                                PREFERRED STOCK         PREFERRED STOCK        PREFERRED STOCK
                                                                    SERIES A               SERIES B                SERIES C
                                                              --------------------   ---------------------   --------------------
                                                                SHARES     AMOUNT      SHARES      AMOUNT      SHARES     AMOUNT
                                                              ----------   -------   ----------   --------   ----------   -------

Balances at December 31, 1997...............................   6,443,606  $64,436            --   $     --           --   $    --
Contribution of debt to equity by XL Vision, Inc. (note 8)..          --       --            --         --           --        --
Issuance of Series B preferred stock in exchange for
 contribution of debt to equity by XL Vision, Inc. at $2.00
 per share (note 8).........................................          --       --     2,400,000     24,000           --        --
Issuance of 2,587,500 shares of Class A common stock in
 connection with Nutri-Charge transaction...................          --       --            --         --           --        --
Contribution of put rights by XL Vision, Inc................          --       --            --         --           --        --
Net loss....................................................          --       --            --         --           --        --
                                                              ----------   -------   ----------   --------   ----------   -------
Balances at December 31, 1998...............................   6,443,606   64,436     2,400,000     24,000           --        --
Issuance of 1,000,000 shares of Class A common stock in
 connection with business combinations (note 12)............          --       --            --         --           --        --
Issuance of Series C preferred stock at $5.00 per share.....          --       --            --         --    1,100,000    11,000
Issuance of Series D preferred stock at $9.00 per share,
 including >beneficial conversion feature (note 8)..........          --       --            --         --           --        --
Beneficial conversion feature (note 8)......................          --       --            --         --           --        --
Issuance of warrant (note 8)................................          --       --            --         --           --        --
Exercise of stock options for cash (note 11)................          --       --            --         --           --        --
Accretion of redemption value of Class A common stock issued
 in connection with the Turnkey Computer Systems, Inc.......          --       --            --         --           --        --
 transaction (note 6)
Accretion to redemption value of note receivable from
 Internet Capital Group, Inc. (note 8)......................          --       --            --         --           --        --
Net loss....................................................          --       --            --         --           --        --
Unearned compensation (note 11).............................          --       --            --         --           --        --
Amortization of unearned compensation (note 11).............          --       --            --         --           --        --
                                                              ----------   -------   ----------   --------   ----------   -------
Balances at December 31, 1999...............................   6,443,606   64,436     2,400,000     24,000    1,100,000    11,000
Conversion of Series A preferred stock for 8,054,508 shares
 of Class A common stock (note 7)...........................  (6,443,606) (64,436)           --         --           --        --
Conversion of Series B preferred stock for 3,000,000 shares
 of Class A common stock (note 7)...........................          --       --    (2,400,000)   (24,000)          --        --
Conversion of Series C preferred stock for 1,375,000 shares
 of Class A common stock (note 7)...........................          --       --            --         --   (1,100,000)   (11,000)
Conversion of Series D preferred stock for 5,694,445 shares
 of Class B common stock (note 7)...........................          --       --            --         --           --        --
Sale of Class A common stock in connection with initial
 public offering (note 7)...................................          --       --            --         --           --        --
Issuance of 1,974,120 shares of Class A common stock in.....
 connection with business combinations (note 12)............          --       --            --         --           --        --
Exercise of stock options for cash (note 11)................          --       --            --         --           --        --
Accretion of redemption value of Class A common stock issued in connection with the Turnkey Computer Systems, Inc.
 transaction (note 6).......................................          --       --            --         --           --        --
Extinguishment of Turnkey's put right for 62,500 shares of
 Class A common stock (note 6)..............................          --       --            --         --           --        --
Accretion to redemption value of note receivable from
 Internet Capital Group, Inc. (note 8)......................          --       --            --         --           --        --
Collection of note receivable from Internet Capital Group,
 Inc. (note 8)..............................................          --       --            --         --           --        --
Net loss....................................................          --       --            --         --           --        --
Unearned compensation (note 11).............................          --       --            --         --           --        --
Amortization of unearned compensation (note 11).............          --       --            --         --           --        --
                                                              ----------   -------   ----------   --------   ----------   -------
Balances at December 31, 2000...............................          --   $   --            --   $     --           --   $    --
                                                              ==========   =======   ==========   ========   ==========   =======

                                                                PREFERRED STOCK            COMMON STOCK          COMMON STOCK
                                                                    SERIES D                 CLASS A               CLASS B
                                                              --------------------   ---------------------   -------------------
                                                                SHARES     AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                                              ----------   -------   ----------   --------   ---------   -------

Balances at December 31, 1997...............................          --   $   --     3,258,125   $ 26,065          --   $   --
Contribution of debt to equity by XL Vision, Inc. (note 8)..          --       --            --         --          --       --
Issuance of Series B preferred stock in exchange for
 contribution of debt to equity by XL Vision, Inc. at $2.00
 per share (note 8).........................................          --       --            --         --          --       --
Issuance of 2,587,500 shares of Class A common stock in
 connection with Nutri-Charge transaction...................          --       --     2,587,500     20,700          --       --
Contribution of put rights by XL Vision, Inc................          --       --            --         --          --       --
Net loss....................................................          --       --            --         --          --       --
                                                              ----------   -------   ----------   --------   ---------   -------
Balances at December 31, 1998...............................          --       --     5,845,625     46,765          --       --
Issuance of 1,000,000 shares of Class A common stock in
 connection with business combinations (note 12)............          --       --     1,000,000      8,000          --       --
Issuance of Series C preferred stock at $5.00 per share.....          --       --            --         --          --       --
Issuance of Series D preferred stock at $9.00 per share,
 including >beneficial conversion feature (note 8)..........   4,555,556   45,556            --         --          --       --
Beneficial conversion feature (note 8)......................          --       --            --         --          --       --
Issuance of warrant (note 8)................................          --       --            --         --          --       --
Exercise of stock options for cash (note 11)................          --       --       200,819      1,607          --       --
Accretion of redemption value of Class A common stock issued
 in connection with the Turnkey Computer Systems, Inc.......          --       --            --         --          --       --
 transaction (note 6)
Accretion to redemption value of note receivable from
 Internet Capital Group, Inc. (note 8)......................          --       --            --         --          --       --
Net loss....................................................          --       --            --         --          --       --
Unearned compensation (note 11).............................          --       --            --         --          --       --
Amortization of unearned compensation (note 11).............          --       --            --         --          --       --
                                                              ----------   -------   ----------   --------   ---------   -------
Balances at December 31, 1999...............................   4,555,556   45,556     7,046,444     56,372          --       --
Conversion of Series A preferred stock for 8,054,508 shares
 of Class A common stock (note 7)...........................          --       --     8,054,508     64,436          --       --
Conversion of Series B preferred stock for 3,000,000 shares
 of Class A common stock (note 7)...........................          --       --     3,000,000     24,000          --       --
Conversion of Series C preferred stock for 1,375,000 shares
 of Class A common stock (note 7)...........................          --       --     1,375,000     11,000          --       --
Conversion of Series D preferred stock for 5,694,445 shares
 of Class B common stock (note 7)...........................  (4,555,556) (45,556)                            5,694,445   45,556
Sale of Class A common stock in connection with initial
 public offering (note 7)...................................          --       --     7,675,000     61,400          --       --
Issuance of 1,974,120 shares of Class A common stock in.....
 connection with business combinations (note 12)............          --       --     1,974,120     15,792          --       --
Exercise of stock options for cash (note 11)................          --       --       257,656      2,061          --       --
Accretion of redemption value of Class A common stock issued in connection with the Turnkey Computer Systems, Inc.
 transaction (note 6).......................................          --       --            --         --          --       --
Extinguishment of Turnkey's put right for 62,500 shares of
 Class A common stock (note 6)..............................          --       --        62,500        500          --       --
Accretion to redemption value of note receivable from
 Internet Capital Group, Inc. (note 8)......................          --       --            --         --          --       --
Collection of note receivable from Internet Capital Group,
 Inc. (note 8)..............................................          --       --            --         --          --       --
Net loss....................................................          --       --            --         --          --       --
Unearned compensation (note 11).............................          --       --            --         --          --       --
Amortization of unearned compensation (note 11).............          --       --            --         --          --       --
                                                              ----------   -------   ----------   --------   ---------   -------
Balances at December 31, 2000...............................          --   $   --    29,445,228   $235,561   5,694,445   $45,556
                                                              ==========   =======   ==========   ========   =========   =======

                                                               ADDITIONAL                   NOTE RECEIVABLE
                                                                PAID-IN      ACCUMULATED     FROM INTERNET
                                                                CAPITAL        DEFICIT      CAPITAL GROUP, INC.
                                                              ------------   ------------   -------------------

Balances at December 31, 1997...............................  $  1,982,986   $ (8,948,512)      $        --
Contribution of debt to equity by XL Vision, Inc. (note 8)..     7,500,000             --                --
Issuance of Series B preferred stock in exchange for
 contribution of debt to equity by XL Vision, Inc. at $2.00
 per share (note 8).........................................     4,776,000             --                --
Issuance of 2,587,500 shares of Class A common stock in
 connection with Nutri-Charge transaction...................     2,049,300             --                --
Contribution of put rights by XL Vision, Inc................       340,000             --                --
Net loss....................................................            --     (7,832,128)               --
                                                              ------------   ------------       -----------
Balances at December 31, 1998...............................    16,648,286    (16,780,640)               --
Issuance of 1,000,000 shares of Class A common stock in
 connection with business combinations (note 12)............     1,162,000             --                --
Issuance of Series C preferred stock at $5.00 per share.....     5,489,000             --                --
Issuance of Series D preferred stock at $9.00 per share,
 including >beneficial conversion feature (note 8)..........    40,967,503             --       (20,815,000)
Beneficial conversion feature (note 8)......................    (5,523,612)            --                --
Issuance of warrant (note 8)................................     3,325,553             --                --
Exercise of stock options for cash (note 11)................       185,798             --                --
Accretion of redemption value of Class A common stock issued
 in connection with the Turnkey Computer Systems, Inc.......       (14,339)            --                --
 transaction (note 6)
Accretion to redemption value of note receivable from
 Internet Capital Group, Inc. (note 8)......................            --             --          (373,320)
Net loss....................................................            --    (15,595,286)               --
Unearned compensation (note 11).............................        72,126             --                --
Amortization of unearned compensation (note 11).............            --             --                --
                                                              ------------   ------------       -----------
Balances at December 31, 1999...............................    62,312,315    (32,375,926)      (21,188,320)
Conversion of Series A preferred stock for 8,054,508 shares
 of Class A common stock (note 7)...........................            --             --                --
Conversion of Series B preferred stock for 3,000,000 shares
 of Class A common stock (note 7)...........................            --             --                --
Conversion of Series C preferred stock for 1,375,000 shares
 of Class A common stock (note 7)...........................            --             --                --
Conversion of Series D preferred stock for 5,694,445 shares
 of Class B common stock (note 7)...........................            --             --                --
Sale of Class A common stock in connection with initial
 public offering (note 7)...................................   107,095,713             --                --
Issuance of 1,974,120 shares of Class A common stock in.....                           --                --
 connection with business combinations (note 12)............    23,870,385
Exercise of stock options for cash (note 11)................       316,078             --                --
Accretion of redemption value of Class A common stock issued in connection with the Turnkey Computer Systems, Inc.
 transaction (note 6).......................................        (5,060)            --                --
Extinguishment of Turnkey's put right for 62,500 shares of
 Class A common stock (note 6)..............................       418,899             --                --
Accretion to redemption value of note receivable from
 Internet Capital Group, Inc. (note 8)......................            --             --        (1,811,680)
Collection of note receivable from Internet Capital Group,
 Inc. (note 8)..............................................            --             --        23,000,000
Net loss....................................................            --    (33,135,097)               --
Unearned compensation (note 11).............................     1,339,268             --                --
Amortization of unearned compensation (note 11).............            --             --                --
                                                              ------------   ------------       -----------
Balances at December 31, 2000...............................  $195,347,598   $(65,511,023)      $        --
                                                              ============   ============       ===========


                                                                 UNEARNED
                                                                COMPENSATION       TOTAL
                                                                ------------   ------------

Balances at December 31, 1997...............................    $        --    $ (6,875,025)
Contribution of debt to equity by XL Vision, Inc. (note 8)..             --       7,500,000
Issuance of Series B preferred stock in exchange for
 contribution of debt to equity by XL Vision, Inc. at $2.00
 per share (note 8).........................................             --       4,800,000
Issuance of 2,587,500 shares of Class A common stock in
 connection with Nutri-Charge transaction...................             --       2,070,000
Contribution of put rights by XL Vision, Inc................             --         340,000
Net loss....................................................             --      (7,832,128)
                                                                -----------    ------------
Balances at December 31, 1998...............................             --           2,847
Issuance of 1,000,000 shares of Class A common stock in
 connection with business combinations (note 12)............             --       1,170,000
Issuance of Series C preferred stock at $5.00 per share.....             --       5,500,000
Issuance of Series D preferred stock at $9.00 per share,
 including >beneficial conversion feature (note 8)..........             --      20,198,059
Beneficial conversion feature (note 8)......................             --      (5,523,612)
Issuance of warrant (note 8)................................             --       3,325,553
Exercise of stock options for cash (note 11)................             --         187,405
Accretion of redemption value of Class A common stock issued
 in connection with the Turnkey Computer Systems, Inc.......             --         (14,339)
 transaction (note 6)
Accretion to redemption value of note receivable from
 Internet Capital Group, Inc. (note 8)......................             --        (373,320)
Net loss....................................................             --     (15,595,286)
Unearned compensation (note 11).............................        (72,126)             --
Amortization of unearned compensation (note 11).............         13,524          13,524
                                                                -----------    ------------
Balances at December 31, 1999...............................        (58,602)      8,890,831
Conversion of Series A preferred stock for 8,054,508 shares
 of Class A common stock (note 7)...........................             --              --
Conversion of Series B preferred stock for 3,000,000 shares
 of Class A common stock (note 7)...........................             --              --
Conversion of Series C preferred stock for 1,375,000 shares
 of Class A common stock (note 7)...........................             --              --
Conversion of Series D preferred stock for 5,694,445 shares
 of Class B common stock (note 7)...........................             --              --
Sale of Class A common stock in connection with initial
 public offering (note 7)...................................             --     107,157,113
Issuance of 1,974,120 shares of Class A common stock in.....             --      23,886,177
 connection with business combinations (note 12)............
Exercise of stock options for cash (note 11)................             --         318,139
Accretion of redemption value of Class A common stock issued in connection with the Turnkey Computer Systems, Inc.
 transaction (note 6).......................................             --          (5,060)
Extinguishment of Turnkey's put right for 62,500 shares of
 Class A common stock (note 6)..............................             --         419,399
Accretion to redemption value of note receivable from
 Internet Capital Group, Inc. (note 8)......................             --      (1,811,680)
Collection of note receivable from Internet Capital Group,
 Inc. (note 8)..............................................             --      23,000,000
Net loss....................................................             --     (33,135,097)
Unearned compensation (note 11).............................     (1,339,268)             --
Amortization of unearned compensation (note 11).............      1,357,300       1,357,300
                                                                -----------    ------------
Balances at December 31, 2000...............................    $   (40,570)   $130,077,122
                                                                ===========    ============

          See accompanying notes to consolidated financial statements.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                           1998           1999           2000
                                                        -----------   ------------   ------------
Cash flows from operating activities:
  Net loss............................................  $(7,832,128)  $(15,595,286)  $(33,135,097)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization..................      438,576      1,770,571     10,097,449
       Accretion to redemption value of note
          receivable..................................           --       (373,320)    (1,811,680)
       Noncash compensation...........................           --             --      1,339,268
       Impairment and related charges.................           --             --      2,491,486
       Equity loss in unconsolidated investee.........           --             --         77,230
       Amortization of unearned compensation..........           --         13,524         18,032
  Changes in operating assets and liabilities:
       Trade accounts receivable, net.................     (368,421)      (759,162)   (10,997,734)
       Inventories....................................      (70,594)      (494,646)    (1,815,598)
  Cattle deposits.....................................           --       (473,859)    (1,711,811)
       Prepaid expenses and other assets..............        5,805       (179,590)    (1,574,805)
       Net assets of discontinued operations..........   (1,140,425)            --        297,003
       Due from related parties, net..................           --             --     (2,591,157)
       Accounts payable and accrued liabilities.......       27,368        249,916      8,182,420
       Advance payments from customers................           --        222,750        441,100
                                                        -----------   ------------   ------------
          Net cash used in operating activities.......   (8,939,819)   (15,619,102)   (30,693,894)
                                                        -----------   ------------   ------------
Cash flows from investing activities:
  Investment in Turnkey Computer Systems, Inc.........           --        (22,833)    (1,265,000)
  Business combinations, net of cash acquired.........           --     (1,799,263)   (37,693,635)
  Proceeds from discontinued operations...............           --      1,927,230             --
  Purchases of intangibles............................     (431,923)       (25,002)            --
  Purchases of investment securities..................           --             --     (1,505,000)
  Purchase of property, plant and equipment...........     (460,290)    (1,672,461)   (16,341,271)
                                                        -----------   ------------   ------------
          Net cash used in investing activities.......     (892,213)    (1,592,329)   (56,804,906)
                                                        -----------   ------------   ------------
Cash flows from financing activities:
  Net borrowings (payments) from (to) related
     parties..........................................    9,447,030      6,866,381    (11,722,633)
  Payment on note payable.............................           --       (500,000)      (900,000)
  Proceeds from capital lease financing...............      440,832             --             --
  Payments on capital lease obligations...............      (55,962)       (78,482)      (306,388)
  Offering costs......................................           --       (447,644)    (7,577,420)
  Net proceeds from issuance of preferred stock.......           --     23,500,000     23,000,000
  Net proceeds from issuance of common stock..........           --        187,405    115,500,316
                                                        -----------   ------------   ------------
          Net cash provided by financing activities...    9,831,900     29,527,660    117,993,875
                                                        -----------   ------------   ------------
          Net change in cash..........................         (132)    12,316,229     30,495,075
Cash and cash equivalents, beginning of period........          400            268     12,316,497
                                                        -----------   ------------   ------------
Cash and cash equivalents, end of period..............  $       268   $ 12,316,497   $ 42,811,572
                                                        ===========   ============   ============

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

                                                           1998           1999           2000
                                                        -----------   ------------   ------------
Supplemental disclosures:
  Cash paid for interest..............................  $    23,594   $         --   $    359,721
  Non-cash investing and financing activities:
     Issuance of Class A common stock in connection
       with business combinations (note 12)...........           --      1,170,000     23,886,177
     Liabilities incurred in connection with business
       combinations (note 12).........................           --             --      4,800,000
     Issuance of Class A common stock and note payable
       in connection with Turnkey Computer Systems,
       Inc. transaction (note 6)......................                   1,800,000             --
                                                                ---
     Conversion of Series A, B, and C preferred stock
       and redeemable Class A common stock into Class
       A common stock.................................           --             --        513,775
     Conversion of Series D preferred stock into Class
       B common stock.................................           --             --         45,556
     Contribution of debt to equity by XL Vision,
       Inc............................................    7,500,000             --             --
     Issuance of preferred stock in exchange for
       contribution of debt to equity by XL Vision,
       Inc............................................    4,800,000             --             --
     Issuance of Class A common stock in connection
       with Nutri-charge transaction..................    2,070,000             --             --
     Contribution of put rights by XL Vision, Inc.....      340,000             --             --
     Extinguishment of Turnkey Computer Systems, Inc.
       put right (note 6 )............................           --             --        414,339
     Capital lease for computer equipment.............           --             --        307,336
     Accretion to redemption value of Class A common
       stock in connection with Turnkey Computer
       Systems, Inc. transaction (note 6).............           --         14,339          5,060

          See accompanying notes to consolidated financial statements.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

(1) ORGANIZATION

(A) OVERVIEW

     eMerge Interactive, Inc. (the "Company"), a Delaware corporation, was incorporated in September 1994 as Enhanced Vision Systems, a wholly-owned subsidiary of XL Vision, Inc. ("XL Vision"). The Company changed its name to eMerge Vision Systems, Inc. in July 1997 and to eMerge Interactive, Inc. in June 1999.

     The Company provides supply chain management and marketing solutions for the U.S. beef production industry through an electronic information management system and an e-marketplace. The Company owns and operates multiple livestock marketing and order buying facilities, which are located in several major cattle producing states, and its current products and services are designed to create an efficient market for the purchase and sale of cattle and improve overall quality and productivity in the cattle industry.

     The Company operates entirely within the cattle marketplace. However, the contribution margins associated with cattle sales and the related prospects for this portion of the Company's business differ from the rest of the Company's cattle-related product offerings. Accordingly, the Company's reportable segments consist of cattle sales and other products and services.

(B) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cyberstockyard, Inc. ("Cyberstockyard"), a Mississippi corporation, eMerge San Saba, Inc., eMerge Okolona, Inc. and eMerge Gaffney, Inc., all Delaware corporations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's investment in Turnkey Computer Systems, Inc. ("Turnkey") is included in the accompanying consolidated financial statements using the equity method of accounting. Accordingly, the Company's share of Turnkey's earnings and losses is reflected in the caption "equity income (loss)" in the consolidated statements of operations. The Company's carrying value of Turnkey includes the unamortized excess of the cost of the Company's interest in Turnkey over its equity in the underlying net assets determined at the date of acquisition. This excess is amortized on a straight-line basis over 10 years and the related amortization is also included in "equity income (loss)" in the consolidated statements of operations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include amounts on deposit with financial institutions and investments with maturities of 90 days or less. For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of 90 days or less to be cash equivalents.

(B) INVENTORIES

     Inventories are stated at the lower of cost or market and consist primarily of stocker cattle awaiting immediate resale. All cattle are acquired in groups and the costs of cattle are accumulated by groups rather than individual animal. Actual market prices could be materially different from the carrying cost at the time the cattle are sold.

(C) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is stated at the present value of future minimum lease payments. Estimated useful lives range from 15 to 20 years for buildings and improvements, 3 to 5 years for computer equipment and software, 2 to 7 years for furniture, fixtures, and equipment, and 5 years for vehicles. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

(D) CAPITALIZED SOFTWARE COSTS

     The Company accounts for the software components of its websites in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain costs to develop internal-use computer software are capitalized after the Company has completed a preliminary project assessment and management, with relevant authority, commits to funding the related software project and it is probable that the project will be completed and the software will be used to perform the function intended. The costs capitalized by the Company relate principally to the Company's internet site development and will be amortized to operations over the assets' estimated useful life of 3 years upon completion of the application development stage.

(E) INTANGIBLES

     Intangibles consist principally of goodwill, which is the excess of the purchase price over the net tangible assets of businesses acquired. Intangibles are stated at amortized cost and are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 5 years.

(F) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, the recoverability of the assets to be held and used is measured by comparing the carrying amount of the assets to the future net cash flows expected to be generated by those assets. If this review indicates that the assets will not be recoverable, the carrying amount of the Company's assets would be reduced to their estimated fair value.

(G) INVESTMENT SECURITIES

     As of December 31, 2000, the Company held approximately $15.3 million of highly liquid debt instruments with maturities of 90 days or less included in cash equivalents and $1,505,000 in certificates of deposit with maturities of 180 days or less included in restricted cash. The Company accounts for all of these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 2000, all of the Company's debt instruments and investments were classified as held-to-maturity and their amortized cost approximated fair value due to their short term nature.

(H) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, trade accounts receivable, restricted cash, amounts due to and from related parties, accounts and notes payable, and accrued liabilities approximates their fair value at December 31, 1999 and 2000, due to the short-term maturity of these instruments.

(I) REVENUE RECOGNITION

     The Company generates the majority of its revenue from cattle sales transactions where it acts as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where the Company is the principal in the arrangement, the Company purchases cattle from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For cattle sales transactions in which the Company acts as an agent, the Company sells cattle consigned to it on a commission basis, where it is subject to inventory and credit risk, or the Company sells cattle on a fee basis. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101," in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. In October 2000, the SEC issued a Frequently Asked Questions and Answers document to provide additional guidance. These documents summarize certain views of the SEC regarding applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. Management believes that its current revenue recognition policies comply with SAB 101.

(J) INCOME TAXES

     The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating losses and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it appears more likely than not that such assets will be realized.

(K) STOCK-BASED COMPENSATION

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation,". As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations and elects to provide the pro-forma net income and earnings per share disclosures required by the standard. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value or above. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period.

(L) NET LOSS PER SHARE

     Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders (net loss less accretion related to redeemable Class A common stock and beneficial conversion feature related to Series D preferred stock) by the weighted average number of shares of common stock outstanding less the shares of redeemable Class A common stock. The Company's stock options (1,632,500 shares at December 31, 1998, 2,769,116 shares at December 31, 1999 and 4,167,127 shares at December 31,
2000) and convertible preferred stock (8,843,606 shares at December 31, 1998, 14,499,162 shares at December 31, 1999 and 0 shares at December 31, 2000), have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

     Pursuant to SEC Staff Accounting Bulletin No. 98 and SEC staff policy, all common stock and common stock equivalents issued for nominal consideration during the periods presented herein, and through the anticipated effective date of an IPO, are required to be reflected in a manner similar to a stock split or stock dividend for which retroactive treatment is required in the calculation of net income (loss) per share. The Company had no such issuances for the periods presented.

(M) HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES derivatives), and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 in June 1999 to require implementation of the standard beginning January 1, 2001. SFAS No. 133 was amended further by SFAS No. 138 in June 2000. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In the ordinary course of business, the Company enters into purchase and sale contracts for cattle that require delivery at a future date. Management believes that these transactions fall under the "normal purchases and normal sales" exception described within SFAS No. 133, as amended. The Company also enters into a limited number of cattle futures transactions. Currently, the Company does not maintain the documentation required by the standard to qualify for hedge accounting with respect to cattle futures transactions. Accordingly, if SFAS No. 133, as amended, was adopted as of December 31, 2000, the Company would have recorded a charge to operations of approximately $233,000.

(N) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had no such transactions, events or circumstances during 1998, 1999 or 2000. Thus, comprehensive loss is the same as net loss for 1998, 1999 and 2000.

(O) USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported results of operations, financial position, and various disclosures. Actual results could differ from those estimates.

(P) RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 financial statements in order to conform to 2000 classifications. The changes had no effect on previously reported operations.

(3) INVENTORIES

     Inventories consist of:

                                                                 1999          2000
                                                              ----------    ----------
Raw materials...............................................  $  658,454    $  121,219
Work-in-process.............................................     139,187            --
Cattle......................................................     403,562     3,315,407
Other.......................................................          --       267,624
                                                              ----------    ----------
                                                              $1,201,203    $3,704,250
                                                              ==========    ==========

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of:

                                                                1999          2000
                                                             ----------    -----------
Land.......................................................  $       --    $   496,960
Buildings and improvements.................................          --      3,558,251
Computer equipment and software............................   1,343,139     16,609,735
Furniture, fixtures and equipment..........................   1,339,506      2,493,238
Leasehold improvements.....................................      80,430        268,956
Vehicles...................................................      54,717         54,717
                                                             ----------    -----------
                                                              2,817,792     23,481,857
Less accumulated depreciation and amortization.............     922,038      2,913,918
                                                             ----------    -----------
Property, plant and equipment, net.........................  $1,895,754    $20,567,939
                                                             ==========    ===========

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

     Assets under capital lease amounted to $440,832 and $411,415 as of December 31, 1999 and 2000, respectively. Accumulated amortization for assets under capital lease totaled approximately $239,200 and $56,857 as of December 31, 1999 and 2000, respectively.

(5) IMPAIRMENT AND RELATED CHARGES

     In the fourth quarter of 2000, the Company determined it was no longer feasible to continue offering its Nutricharge and Infrared imaging products. Accordingly, the Company recorded an impairment charge of $2,292,819 to write-off the remaining net book values of accounts receivable, intangibles, fixed assets, and inventories associated with these products. Estimated future cash flows related to accounts receivable, intangibles, fixed assets and inventories indicated that an impairment of the full value had occurred. The Company also recorded a provision for $198,667 in connection with various Nutricharge commitments, which is included in impairment and related charges in the consolidated statement of operations.

(6) INVESTMENT IN TURNKEY COMPUTER SYSTEMS, INC.

     During August 1999, the Company purchased 19% of the common stock outstanding of Turnkey Computer Systems, Inc. ("Turnkey") for $1,822,833, and carried the investment at cost until October 2000 since the Company did not have significant influence over the investee. In connection with this investment, the Company issued 62,500 shares of redeemable Class A common stock valued at $400,000, and executed a $1,400,000 note payable to Turnkey. A $500,000 payment was made in December 1999 and $500,000 was due in 2000 and $400,000 was due in 2001 pursuant to the terms of the note. The common stock purchase agreement with Turnkey contained a put right which allowed Turnkey the one-time right to put to the Company its redeemable Class A common shares for a fixed purchase price of $500,000. The redeemable Class A common stock was classified outside of stockholders' equity as of December 31, 1999, with the difference between the carrying amount and the redemption amount of $500,000 accreted to redeemable Class A common stock as a charge to additional paid-in capital using the effective interest method.

     During February 2000, the Company completed an initial public offering ("IPO") and repaid the remaining balance due on the note payable to Turnkey. In addition, Turnkey exercised its one-time right under the common stock purchase agreement and put to the Company 62,500 shares of its redeemable Class A common stock in exchange for 62,500 shares of Class A common stock.

     During October 2000, the Company purchased an additional 11% of the common stock outstanding of Turnkey for $1,265,000 in cash. The Company now has direct ownership in 30% of the issued and outstanding capital stock of Turnkey and accounts for this investment under the equity method. The amount by which the Company's carrying value exceeds its share of the underlying net assets of Turnkey, $2,725,697 as of October 1, 2000, is amortized on a straight-line basis over 10 years ($68,142 in 2000) and adjusts the Company's share of Turnkey's earnings or losses.

(7) EQUITY

COMMON STOCK

     The Company has authorized the issuance of 100,000,000 shares of common stock.

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

PREFERRED STOCK

     The Company has authorized the issuance of 15,000,000 shares of preferred stock and has designated 6,500,000 as Series A shares, and 2,400,000 as Series B shares, 1,300,000 as Series C shares and 4,555,556 as Series D shares. Each share of preferred stock is convertible into 1.25 shares of Class A common stock at the option of the holder or upon the vote of holders of two-thirds of the respective preferred stock class

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES outstanding except for Series D shares which are convertible at the IPO price into shares of class B common stock. Preferred stock is automatically converted into common stock upon a qualified initial public offering (IPO) of at least $10 million with a Company valuation of at least $30 million or upon a public rights offering of the Company to shareholders of Safeguard Scientifics, Inc.

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

     Series B -- Series B shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $2.00 per share plus an additional $.20 for each year (pro rated for partial years) from December 31, 1998 until the date of distribution of available assets or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. Series B shares are junior to Series A, C and D shares.

     Series C -- Series C shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $5.00 per share plus an additional $.50 for each year (pro rated for partial years) from April 15, 1999 until the date of distribution of available assets or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. Series C shares are on parity with Series A and D shares except as to voting rights.

     Series D -- Series D shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $9.00 per share plus an additional $1.00 for each year (pro rated for partial years) from October 27, 1999 until the date of distribution of available assets or (b) the amount which would be distributed if all the preferred stock of the Company were converted to Class B common stock prior to liquidation. Series D shares are on parity with Series A and C shares except as to voting rights. Series D stockholders are entitled to two and one-half votes per share.

INITIAL PUBLIC OFFERING

     During February 2000, the Company completed an IPO and private placement of 7,675,000 shares of common stock which generated net proceeds of $107.1 million, after deducting approximately $8 million for underwriting discounts, commissions and other offering costs. Concurrent with the IPO, the Company converted all 14,499,162 shares of its then outstanding preferred stock into 12,429,508 shares of Class A common stock and 5,694,445 shares of Class B common stock.

(8) RELATED PARTY TRANSACTIONS

     Amounts due from related parties consist of:

                                                                 1999          2000
                                                              -----------   ----------
Eastern Livestock, Inc......................................  $        --   $2,424,264
Employees and shareholders' related businesses..............           --    1,055,228
                                                              -----------   ----------
                                                              $        --   $3,479,492
                                                              ===========   ==========

     Amounts due to related parties consist of:

                                                                 1999          2000
                                                              -----------   ----------
XL Vision...................................................  $ 1,668,317   $  313,009
Safeguard Scientifics, Inc. and Safeguard Delaware, Inc.....   10,385,398       12,115
Eastern Livestock, Inc......................................           --      321,362
Employees and shareholders' related businesses..............           --      572,931
                                                              -----------   ----------
                                                              $12,053,715   $1,219,417
                                                              ===========   ==========

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

     The Company has both cattle sales and purchase transactions with Eastern Livestock, Inc., certain employees and shareholders' related businesses in the ordinary course of business. These sales and purchases are made on trade accounts with the same credit terms as the Company's other customers and suppliers. Cattle sales to related parties amounted to $0 in 1998, $0 in 1999 and $226,070,000 in 2000. Cattle purchases from related parties amounted to $0 in 1998, $0 in 1999 and $54,082,000 in 2000.

AMOUNTS DUE TO XL VISION

     Amounts due to XL Vision consist of:

Balance as of December 31, 1997.............................  $ 8,029,995
  Allocation of costs and funding of working capital to the
     Company................................................    9,120,441
  Interest charges on technology transferred................      308,000
  Contribution of debt to equity............................   (7,500,000)
  Contribution of debt to equity in exchange for Series B
     Preferred stock........................................   (4,800,000)
                                                              -----------
Balance as of December 31, 1998.............................    5,158,436
  Allocation of costs and funding of working capital to the
     Company................................................   (3,771,964)
  Interest charges on technology transferred................      281,845
                                                              -----------
Balance as of December 31, 1999.............................    1,668,317
  Allocation of costs to the Company........................      827,155
  Interest credits on technology transferred................      (62,106)
  Repayment of working capital, technology fee and interest
     charges................................................   (2,120,357)
                                                              -----------
Balance as of December 31, 2000.............................  $   313,009
                                                              ===========

TECHNOLOGY FEE

     The Company entered into an agreement during July 1997 with XL Vision for the transfer of certain technology used by the Company in the sale of its products in exchange for a $4,400,000 note payable. The transfer was accounted for as a distribution to XL Vision since it represented amounts paid for an asset to an entity under common control in excess of the cost of such asset. The note payable bears interest at 7% per annum. Interest expense was approximately $308,000 in 1998, $281,800 in 1999, and $0 in 2000. The Company repaid the balance outstanding on the note, including interest thereon, upon completion of its IPO in February 2000.

DIRECT CHARGE FEE

     The Company entered into an agreement during April 1997 with XL Vision to provide personnel and other services for a fee, which is based upon actual hours incurred. Costs allocated to or service fees charged by XL Vision were approximately $460,000 in 1998, $455,000 in 1999 and $0 in 2000. A portion of the fees in 1998 was allocated to the discontinued transportation segment. The Company terminated this agreement with XL Vision effective December 31, 1999.

ADMINISTRATIVE SERVICES FEE

     The Company entered into an agreement during December 1997 with XL Vision to provide administrative support services such as management consulting, investor relations, legal and accounting services. The amounts due under this agreement are payable monthly to XL Vision and Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of XL Vision, and were originally based upon an aggregate of 1.5% of gross revenues, with a maximum fee not to exceed $300,000 per annum. During August 1999, the agreement was amended such that the administrative services fee was applied to net contribution margin on cattle sales and gross revenue for all other sales. In April 2000, the agreement with Safeguard was terminated and the agreement with XL Vision was amended again such that the administrative services fee charged to the Company is based upon an estimate of hours spent by XL Vision personnel in support of the Company. Administrative service fees were approximately $37,200 in 1998, $53,200 in 1999 and $87,500 in 2000.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

LEASES

     The Company leases equipment under capital lease, effective April 20, 1998, with an affiliated entity, XL Realty, Inc. The Company subsequently purchased the equipment in February 2000. Interest expense was approximately $23,600 in 1998, $27,400 in 1999 and $3,000 in 2000.

     The Company subleases its corporate facilities from XL Vision, which leases the facility from XL Realty, Inc. Rent expense varies based upon space occupied by the Company and includes charges for base rent, repairs and maintenance, telephone and networking expenses, real estate taxes and insurance. Rent expense was approximately $1,129,000 in 1998, $985,000 in 1999 and $706,500 in 2000.

NOTES PAYABLE TO SAFEGUARD DELAWARE, INC.

     On July 21, 1999, the Company obtained a $3,000,000 revolving note payable from Safeguard Delaware, Inc. ("Safeguard"). The revolving note payable, as amended, bore an interest rate at prime plus 1% and was paid in full in February 2000.

     In August, September, and October 1999, the Company signed a series of demand notes with Safeguard for $2,500,000, $2,000,000 and $2,500,000, respectively. These notes were cancelled in October 1999 in exchange for a $7,050,000 note payable. The note bore an interest rate at prime plus 1% and was paid in full in February 2000.

     Interest expense was approximately $0 in 1998, $454,800 in 1999 and $116,000 in 2000.

SALE OF SERIES D PREFERRED STOCK

     On October 27, 1999, the Company issued 4,555,556 shares of Series D preferred stock and a warrant to acquire 1,138,889 shares of Class B common stock to Internet Capital Group, Inc. ("ICG"), an affiliate of Safeguard. The shares of Series D preferred stock were converted into 1.25 shares of Class B common stock concurrent with the Company's IPO in February 2000. The warrant is exercisable at the Company's IPO price of $15 per share and expires on November 16, 2002. In return for these instruments, the Company received cash of $18,000,000 in November 1999 and a $23,000,000 non-interest bearing note receivable due on October 27, 2000. Imputed interest on the note receivable was 9.5% and amounted to $2,185,000 over the life of the note ($373,320 in 1999 and $1,811,680 in 2000).

     The net consideration of $38,815,000 was allocated to the warrant and preferred stock. The warrant was valued at $3,325,553 using the Black-Scholes method and assumed a strike price of $11.20, an expiration of three years, 90% volatility, and a 5.8% risk-free interest rate. The remaining proceeds were allocated to preferred stock at $7.79 per preferred share ($6.23 per common share). The beneficial conversion feature was calculated as the difference between the conversion price ($6.23) and the then fair value of the common stock ($7.20), multiplied by the number of Class B common shares into which the preferred stock was convertible (5,694,445). The resulting value of the beneficial conversion feature was $5,523,612.

     As of December 31, 1999, the note receivable was shown as a reduction of stockholders' equity, net of imputed interest. Interest income has been accreted over the life of the note using the effective interest method and the value of the warrant was credited to additional paid-in capital. The beneficial conversion feature was credited to preferred stock and a corresponding charge was made to additional paid-in capital upon issuance. The beneficial conversion feature increased net loss available to common stockholders in 1999.

(9) SEGMENT INFORMATION

     The Company's reportable segments consist of cattle sales and other products and services. The gross profit (loss) associated with cattle sales and the related prospects for this portion of the Company's business differs from the rest of the Company's products and service offerings.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

     The following summarizes revenue, cost of revenue and gross profit (loss) information related to the Company's two operating segments:

                                                     1998         1999           2000
                                                  ----------   -----------   ------------
REVENUE:
  Cattle........................................  $       --   $42,191,884   $800,894,461
  Other.........................................   1,792,471     1,591,240      2,125,472
                                                  ----------   -----------   ------------
          Total.................................  $1,792,471   $43,783,124   $803,019,933
                                                  ==========   ===========   ============
COST OF REVENUE:
  Cattle........................................  $       --   $41,746,723   $791,516,506
  Other.........................................   2,623,447     1,770,736      2,343,151
                                                  ----------   -----------   ------------
          Total.................................  $2,623,447   $43,517,459   $793,859,657
                                                  ==========   ===========   ============
GROSS PROFIT (LOSS):
  Cattle........................................  $       --   $   445,161   $  9,377,955
  Other.........................................    (830,976)     (179,496)      (217,679)
                                                  ----------   -----------   ------------
          Total.................................  $ (830,976)  $   265,665   $  9,160,276
                                                  ==========   ===========   ============

     The Company's assets and other statement of operations data are not allocated to a segment.

(10) INCOME TAXES

     Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2000 and 1999, management believes it is more likely than not that the Company's net deferred tax asset will not be realized. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                1999           2000
                                                            ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards........................  $ 10,903,000   $ 22,310,000
  Amortization of acquired technology from XL Vision (note
     8)...................................................     1,500,000      1,341,000
  Research and experimentation tax credit carryforward....       740,000      1,390,000
  Intangibles.............................................            --      2,988,000
  Other...................................................       853,000        469,000
                                                            ------------   ------------
                                                              13,996,000     28,498,000
Deferred tax liability:
  Property, plant and equipment...........................            --       (470,000)
Valuation allowance.......................................   (13,996,000)   (28,028,000)
                                                            ------------   ------------
          Net deferred tax assets.........................  $         --   $         --
                                                            ============   ============

     The Company has available at December 31, 2000 for federal income tax purposes, unused net operating loss carryforwards of approximately $56,000,000 which may be applied against future taxable income and expire in years beginning in 2012. The Company also has approximately $1,390,000 in research and experimentation credits carryforwards. The research and experimentation credits, which begin to expire in 2012, can also be used to offset future regular tax liabilities. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

     The difference between the "expected" tax benefit (computed by applying the federal corporate income tax rate of 34 percent to the loss before income taxes) and the actual tax benefit is primarily due to the effect of the valuation allowance.

(11) STOCK PLAN

     In January 1996, the Company adopted an equity compensation plan (the "1996 Plan") pursuant to which the Company's Board of Directors may grant shares of common stock or options to acquire common stock to certain directors, advisors, and employees. The 1996 Plan authorizes grants of shares or options to purchase up to 2,168,750 shares of authorized but unissued common stock. Stock options granted under the 1996 Plan have a maximum term of ten years and vesting schedules are determined at the discretion of the Compensation Committee of the Board of Directors on the effective date of grant. In May 1999, the 1996 Plan was terminated with respect to the issuance of new grants.

     In May 1999, the Company's stockholders approved the 1999 equity compensation plan (the "1999 Plan"), which reserved 2,500,000 shares of authorized, unissued shares of common stock for issuance to employees, advisors, and non-exempt members of the Board of Directors. Stock options granted under the 1999 Plan have a maximum term of ten years and vesting schedules are determined at the discretion of the Compensation Committee on the effective date of grant.

     In July 2000, the Company's stockholders approved an amendment to the 1999 Plan to increase the number of shares available for grant to 4,000,000 shares.

     A summary of stock option transactions follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                   RANGE OF          WEIGHTED          REMAINING
                                                EXERCISE PRICE        AVERAGE         CONTRACTUAL
                                     SHARES        PER SHARE      EXERCISE PRICE    LIFE (IN YEARS)
                                    ---------   ---------------   ---------------   ---------------
Balance outstanding, December 31,
  1997............................    338,125   $         0.80        $ 0.80             9.64
                                    =========   ==============        ======             ====
  Granted.........................  1,692,500     0.80 -  1.60          0.84
  Cancelled.......................   (398,125)            0.80          0.80
                                    ---------   --------------        ------
Balance outstanding, December 31,
  1998............................  1,632,500   $ 0.80 -  1.60        $ 0.84             9.48
                                    =========   ==============        ======             ====
  Granted.........................  1,415,250     1.60 - 11.20          4.96
  Exercised.......................   (200,819)            0.80          0.93
  Cancelled.......................    (77,815)    0.80 - 01.60          1.35
                                    ---------   --------------        ------
Balance outstanding, December 31,
  1999............................  2,769,116   $ 0.80 - 11.20        $ 2.93             9.01
                                    =========   ==============        ======             ====
  Granted.........................     84,000     3.08 -  6.81          6.02
                                    1,580,426    10.56 - 25.84         14.48
                                      121,500    42.00 - 62.38         51.02
  Exercised.......................   (257,656)    0.80 -  6.40          1.23
  Cancelled.......................   (130,259)    0.80 - 18.81          7.68
                                    ---------   --------------        ------
Balance outstanding, December 31,
  2000............................  4,167,127   $ 0.80 - 62.38        $ 8.73             8.60
                                    =========   ==============        ======             ====

     At December 31, 1998, 1999, and 2000, there were 414,375, 761,045 and
1,325,831 shares exercisable, respectively, at weighted average exercise prices of $0.82, $1.68, and $2.72, respectively.

     At December 31, 1998, 1999, and 2000, there were 511,250, 1,597,875, and
1,399,405 shares available for grant, respectively.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

     The weighted average fair value of stock options, calculated on the date of grant using the Black-Scholes option pricing model, was $0.08 in 1998, $1.47 in 1999, and $12.82 in 2000. The following weighted average assumptions were used to determine fair value:

                                                              1998    1999    2000
                                                              ----    ----    ----
Expected volatility.........................................     0%      0%    100%
Dividend yield..............................................     0%      0%      0%
Risk-free interest rate.....................................  4.73%   4.99%   5.97%
Expected life in years......................................  5.57    6.75    5.00

     As prescribed by SFAS No. 123, no volatility was assumed for options issued through the Company's IPO, due to the use of the Minimum Value Method of computation.

     All stock options granted, except as noted in the paragraph below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the grant date. The Company applies the accounting principles of APB 25 for issuances to directors and employees and, accordingly, has not recognized compensation expense in the consolidated statements of operations through December 31, 1998.

     In March 1999, the Company granted 360,625 stock options with an exercise price of $1.60 and a fair value of $1.80. The Company recorded $72,126 of unearned compensation at the grant date and is amortizing the unearned compensation to earnings over the vesting period. Compensation expense related to the grant of these options totaled $13,524 in 1999 and $18,032 in 2000, and is included in selling, general, and administrative expenses within the consolidated statements of operations.

     In May 2000, the Company accelerated vesting of 93,750 stock options and recognized compensation expense of $1,339,268. This amount is included in selling, general, and administrative expenses within the consolidated statements of operations.

     If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                   1998           1999           2000
                                                -----------   ------------   ------------
Net loss as reported..........................  $(7,832,128)  $(15,595,286)  $(33,135,097)
Pro forma net loss............................  $(7,865,031)  $(16,049,980)  $(37,700,645)
Net loss per share as reported -- basic and
  diluted.....................................  $     (1.80)  $      (2.30)  $      (1.05)
Pro forma net loss per share -- basic and
  diluted.....................................  $     (1.81)  $      (2.36)  $      (1.19)

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

(12) BUSINESS COMBINATIONS

     The following table presents information about acquisitions by the Company in the years ended December 31, 1999, and 2000. All acquisitions were accounted for under the purchase method of accounting and their results of operations included in the consolidated statements of operations since their respective dates of acquisition.

                                                                                                   AMORT.
                               ACQUISITION    PURCHASE      SHARES        SHARE                    PERIOD
                                  DATE          PRICE       ISSUED        VALUE      INTANGIBLES   (YRS.)
                               -----------   -----------   ---------   -----------   -----------   ------
2000 ACQUISITIONS
Eastern Livestock, Inc.(1)...      5/00      $36,209,507   1,215,913   $14,500,000   $36,140,850      5
Jordan Cattle Auction(2).....      6/00        6,452,132          --            --     3,899,980      5
Ed Edens Farms(1)............      7/00        3,324,840      83,858     1,000,000     2,219,325      5
LeMaster Livestock,
  Inc.(1)....................      8/00        5,662,007     125,819     2,240,000     5,216,146      5
Mountain Plains Video
  Auction(3).................      8/00        1,053,763      12,743       250,000     1,053,763      5
McMahan Order Buying
  Company(1).................      8/00        3,642,362     104,392     1,812,500     3,638,860      5
RPT Land & Cattle
  Company(1).................      9/00        5,372,505      89,585     2,000,000     4,618,000      5
Hefley Order Buying
  Company(1).................     11/00          411,488      10,190       100,000       411,488      5
J&L Livestock Company(1).....     12/00        4,355,027     331,620     2,000,000     4,019,085      5
1999 ACQUISITIONS
Cattleman's Information
  Network (CIN)(4)...........      2/99      $ 2,296,610     750,000   $   720,000   $ 2,176,368      5
Cyberstockyard, Inc.(5)......      3/99          542,265     250,000       450,000       527,274      3
Professional Cattle
  Consultants(6).............      5/99        1,827,861          --            --     1,587,791    4-5

- ---------------

(1) Engages in buying cattle for immediate or short-term resale.
(2) Engages in buying and selling of cattle through three auction facilities.
(3) Provides video auction services to sellers of cattle and generates commissions from the sellers upon the sale of their cattle through an affiliated auction facility.
(4) Supplies its cattle feedlot customers with access to its performance measurements database.
(5) Buys and sells cattle through its proprietary internet auction software.
(6) Provides comparative analysis and market information to the feedlot industry.

     Pursuant to asset purchase agreements with shareholders of Eastern Livestock, Inc. and LeMaster Livestock, Inc., the Company has amounts due as of December 31, 2000 totaling $4,800,000 which represent additional purchase consideration payable in 2001.

     In connection with the acquisitions of Hefley Order Buying Company and J&L Livestock Company, certain stockholders are entitled to receive contingent consideration based on achievement of specified milestones. If distributed, the fair value of such consideration, which is payable in a combination of cash and stock, will be recorded as additional goodwill.

     Management is primarily responsible for estimating the fair value of the assets acquired, and has conducted due diligence in determining the fair value. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses resulting from such acquisitions. Actual results could differ from those amounts.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

     The following unaudited proforma financial information presents the combined results of operations of eMerge, and the acquisitions included in the table above, as if the acquisitions occurred on January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had these entities constituted a single entity during such periods.

                                                            1999              2000
                                                       --------------    --------------
Revenue............................................    $1,100,980,060    $1,431,263,247
Net loss...........................................    $  (20,950,144)   $  (35,247,815)
Net loss attributable to common shareholders.......    $  (26,488,095)   $  (35,247,815)
Net loss per common share..........................    $        (2.99)   $        (1.08)

(13) DISCONTINUED OPERATIONS

     In December 1998, the Company's Board of Directors decided to dispose of its transportation segment. The Company's AMIRIS thermal imaging system, which was the sole product sold in the transportation segment, was sold on January 15, 1999 to Sperry Marine, Inc. for approximately $1,900,000. In 1998, the Company recognized a loss of $1,808,951 from operations of the discontinued segment and a loss of $91,415 on the disposal of the segment. The Company recognized income from the discontinued segment of $10,420 in 1999 and $84,634 in 2000. Net assets of the discontinued operations segment totaled $297,003 at December 31, 1999 and $0 at December 31, 2000.

(14) COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain property and equipment under various operating and capital lease arrangements that expire in various years through 2006. Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                            CAPITAL LEASES   OPERATING LEASES
                                                            --------------   ----------------
2001......................................................   $   271,317        $  271,000
2002......................................................        95,759           259,000
2003......................................................            --           240,000
2004......................................................            --           235,000
2005......................................................            --           117,000
Thereafter................................................            --             6,000
                                                             -----------        ----------
          Total minimum payments..........................       367,076        $1,128,000
                                                                                ==========
Amount representing interest..............................       (59,740)
                                                             -----------
Obligation under capital leases...........................       307,336
Obligation due within one year............................      (216,516)
                                                             -----------
  Long-term obligation under capital leases...............   $    90,820
                                                             ===========

     Rental expense under these operating leases was $71,400 in 1999 and $175,200 in 2000.

LEGAL PROCEEDINGS

     The Company has been named as a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000 in the Queen's Bench Judicial Centre of Regina, Province of Saskatchewan, Canada. The complaint alleges that the Company and E-Y Laboratories Inc. were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement allegedly in violation of these agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18 million (Canadian dollars), as well as injunctive relief.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

     In 2000, the Company's motion to dismiss the case based on jurisdiction and venue was denied at the trial court level in Saskatchewan, as was the similar motion by co-defendant E-Y Laboratories. Both defendants have appealed that decision, and are in the process of presenting their position to the appeals court. Management continues to believe that the matter should be dismissed, but it is not possible to predict whether the appellate court in Canada will reverse the lower court decision. If the case is not dismissed, it will proceed in Canada. Management believes the case to be without merit and intends to defend it vigorously.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ROYALTY

     In connection with the Company's investment in Turnkey, the Company obtained a right to provide cattle sales, auction services and feed sale services to customers of Turnkey through August 2019. If specified levels of revenue for Turnkey's feedlot customers are met, the Company will pay a fee to Turnkey. No fees were due to Turnkey in 1998, 1999 or 2000.

OTHER COMMITMENTS

     During the ordinary course of business, the Company enters into purchase and sale contracts (including futures contracts) for cattle that require delivery at a future date. As of December 31, 2000, there were commitments to purchase and sell cattle of approximately $45,542,000 and $23,456,000, respectively. These commitments were at a market or market-derived price at the time of delivery and expire typically within three to six months.

(15) SUBSEQUENT EVENTS

ACQUISITIONS

     On January 2, 2001, the Company closed on an Agreement for the Purchase and Sale of Assets with Bluegrass Stockyards ("Bluegrass") and its shareholders. In connection with this purchase, the Company acquired all of the tangible and intangible property of Bluegrass relating to its business of purchasing and reselling cattle through its auction facility. The purchase price for these assets was $1,500,000 in cash. Concurrent with the purchase and sale of assets, the Company also closed on a Contract for Sale and Purchase of Real Estate with the shareholders of Bluegrass. The Company purchased land and buildings used in the above described business for a purchase price of $2,000,000 in cash. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $2,164,800 was recorded as intangibles and is being amortized over five years.

     On January 2, 2001, the Company closed on an Agreement for the Purchase and Sale of Assets with Runnells-Peters Cattle Company ("Runnells-Peters") and its shareholders for the purchase of certain tangible and intangible assets. Runnells-Peters engages in the buying of cattle for immediate or short-term resale. The purchase price for these assets consisted of (i) $500,000 in cash and (ii) 136,986 shares of eMerge's common stock valued at $500,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $1,018,400 was recorded as intangibles and is being amortized over five years.

     On January 2, 2001, the Company closed on an Agreement for the Purchase and Sale of Assets with Pennell Cattle Company ("Pennell") and its sole shareholder for the purchase of certain tangible and intangible assets. Pennell engages in the buying of cattle for immediate or short-term resale. The purchase price for these assets consisted of (i) $187,500 in cash and (ii) 51,370 shares of eMerge's common stock valued at $187,500. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $395,200 was recorded as intangibles and is being amortized over five years.

                   EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

RESTRUCTURING

     On January 18, 2001, the Company announced plans to realign its corporate operations in connection with the decision to discontinue support of its Nutricharge and Infrared Imaging products. The Company expects to record a restructuring charge during the first quarter of 2001 of approximately $700,000 primarily to reflect employee severance and related benefit costs.

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
 3.1     --    Second Amended and Restated Certificate of Incorporation of
               eMerge Interactive (Exhibit 3.1)(1)
 3.2     --    Amended and Restated Bylaws of eMerge Interactive (Exhibit
               3.2)(1)
10.1     --    Amended and Restated 1996 Equity Compensation Plan (Exhibit
               10.1)(1)
10.2     --    1999 Equity Compensation Plan (Exhibit 10.2)(1)
10.3     --    Master License Agreement dated July 29, 1998 between eMerge
               Interactive and Her Majesty the Queen of Canada, as
               represented by the Minister of Agriculture and Agri-Food
               Canada (Exhibit 10.3)(1)
10.4     --    Administrative Services Agreement dated December 15, 1997
               between eMerge Interactive, Safeguard Scientifics, Inc. and
               XL Vision, Inc., as amended on August 17, 1999 (Exhibit
               10.4)(1)
10.5     --    Direct Charge Administrative Services Agreement dated April
               15, 1997 between eMerge Interactive and XL Vision, Inc.
               (Exhibit 10.5)(1)
10.6     --    Asset Purchase Agreement dated February 24, 1999 between
               eMerge Interactive, CIN, LLC and Dr. Scott Crain (Exhibit
               10.6)(1)
10.7     --    Stock Purchase Agreement dated March 22, 1999 between eMerge
               Interactive, Cyberstockyard, Inc. and J. Scott Sanders,
               David Sanders, Scott Calhoun and Dr. Duane Pankratz (Exhibit
               10.7)(1)
10.8     --    Stockholders Agreement dated July 29, 1998 among eMerge
               Interactive, and individuals designated as the former
               shareholders of STS Agriventures, Ltd. (Exhibit 10.8)(1)
10.9     --    Purchase Agreement dated July 29, 1998 among eMerge
               Interactive, NutriCharge, J Technologies, LLC, and the
               Biegert Family Irrevocable Trust (Exhibit 10.9)(1)
10.10    --    Asset Purchase Agreement dated January 15, 1999 between
               eMerge Interactive and Sperry Marine, Inc. (Exhibit
               10.10)(1)
10.11    --    Purchase and License Agreement dated January 15, 1999
               between eMerge Interactive and Sperry Marine, Inc. (Exhibit
               10.11)(1)
10.12    --    Asset Purchase Agreement dated May 19, 1999 between eMerge
               Interactive and Professional Cattle Consultants, L.L.C.
               (Exhibit 10.12)(1)
10.13    --    Letter of Agreement dated January 12, 2000 between eMerge
               Interactive and Southern States, Cooperative, Inc. (Exhibit
               10.13)(1)
10.14    --    Subscription Agreement letter for purchase of Series B
               Junior Preferred Stock (Exhibit 10.14)(1)
10.15    --    Preferred Stock Purchase Agreement dated April 1, 1999
               (Series C Preferred Stock) (Exhibit 10.15)(1)
10.16    --    Common Stock Purchase Agreement dated August 16, 1999
               between eMerge Interactive and Turnkey Computer Systems,
               Inc. (Exhibit 10.16)(1)
10.17    --    Registration Rights Agreement dated July 18, 1997 (Exhibit
               10.17)(1)
10.18    --    Real Property Sublease between XL Vision and eMerge
               Interactive, dated December 1999 (Exhibit 10.18)(1)
10.19    --    Stockholders' and Registration Rights Agreement dated
               February 24, 1999 (Exhibit 10.19)(1)
10.20    --    Joinder and Correction to Stockholders and Registration
               Rights Agreement dated March 29, 1000 (Exhibit 10.20)(1)
10.21    --    (a) Revolving Note dated July 21, 1999 from eMerge
               Interactive to Safeguard Delaware, Inc., Amended Revolving
               Note dated August 3, 1999 (Exhibit 10.21(a))(1)
               (b) Second Amended Revolving Note dated October 25, 1999
               (Exhibit 10.21(b))(1)
               (c) Third Amended Revolving Note dated December 6, 1999
               (Exhibit 10.21(c))(1)
               (d) Fourth Amended Revolving Note dated January 31, 2000
               (Exhibit 10.21(d))(1)
10.22    --    Revolving Note dated January 1, 1999 from XL Vision to
               eMerge Interactive (Exhibit 10.22)(1)

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.23    --    Promissory Note dated August 31, 1999 from eMerge
               Interactive to Safeguard Delaware, Inc. (cancelled) (Exhibit
               10.23)(1)
10.24    --    Term note dated October 25, 1999 from eMerge Interactive to
               Safeguard (Exhibit 10.24)(1)
10.25    --    Promissory Note dated October 6, 1999 from eMerge
               Interactive to Safeguard Delaware, Inc. (cancelled) (Exhibit
               10.25)(1)
10.26    --    Stockholders Agreement dated July 17, 1997 and Joinder to
               Stockholder's Agreement (Exhibit 10.26)(1)
10.27    --    Subordinated Purchase Money Note from eMerge Interactive to
               XL Vision dated July 15, 1997 (Exhibit 10.27)(1)
10.28    --    Toll Processing Agreement dated August 16, 1999 between
               eMerge Interactive and ADM Animal Health & Nutrition, a
               division of Archer-Daniels-Midland Company (Exhibit
               10.28)(1)
10.29    --    Term Note dated October 25, 1999 from eMerge Interactive to
               Safeguard Delaware, Inc. (Exhibit 10.29)(1)
10.30    --    Securities Purchase Agreement dated October 27, 1999 between
               eMerge Interactive Technologies, LLC and Internet Capital
               Group, Inc. (Exhibit 10.30)(1)
10.31    --    Registration Rights Agreement dated October 27, 1999 between
               eMerge Interactive and Internet Capital Group, Inc. (Exhibit
               10.31)(1)
10.32    --    Cooperative Research and development Agreement between
               USDA's Agricultural Research Service, eMerge and Iowa State
               University of Science and Technology concerning Methods for
               Detecting Fecal and Ingesta Contamination on Meat dated on
               Meat dated August 4, 1999 (Exhibit 10.32)(1)
10.33    --    Exclusive License Agreement between Iowa State University
               Research Foundation, Inc., and eMerge dated August 3, 1999
               (Exhibit 10.33)(1)
10.34    --    Term Note and Pledge Agreement dated January 28, 2000
               between eMerge and Charles Abraham (Exhibit 10.34)(1)
10.35    --    Agreement for the Purchase and Sale of Assets, dated April
               20, 2000 (Exhibit 2.1)(2)
10.36    --    Registration Rights and Restricted Stock Agreement, dated
               May 1, 2000 (Exhibit 2.2)(2)
10.37    --    Supply and Support Agreement, dated May 1, 2000 (Exhibit
               2.3)(2)
10.38    --    Cattle Purchase Contract Agreement, dated May 1, 2000
               (Exhibit 2.4)(2)
10.39    --    Agreement for the Purchase and Sale of Assets, dated April
               21, 2000 (Exhibit 2.5)(2)
10.40    --    Contract for Sale and Purchase of Real Estate, dated April
               21, 2000 (Exhibit 2.6)(2)
10.41    --    Supplement to Common Stock Purchase Agreement dated October
               1, 2000, between eMerge Interactive, Inc., Turnkey Computer
               Systems, Inc., Stephen W. Myers, Don Flynt, and Carey
               Coffman*
23.1     --    Consent of KPMG LLP*

- ---------------

 *  Filed herewith.
(1) Incorporated by reference from exhibit shown in parentheses contained in the Company's Registration Statement on Form S-1 (No. 333-89815), filed with the Commission.
(2) Incorporated by reference from the exhibit shown in parentheses contained in the Company's Current Report on Form 8-K dated May 5, 2000, filed with the Commission.