Form 10-Q
period 2001-03-31
EMERGE INTERACTIVE INC
filed 2001-05-15
CIK 1092605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2001,

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

                  10305 102nd Terrace Sebastian, Florida 32958
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (561) 589-5310
                                 --------------
               Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]


The number of shares of the registrant's common stock, $0.008 par value, outstanding as of May 9, 2001, was 35,569,671. There were 29,875,226 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.


================================================================================

                            EMERGE INTERACTIVE, INC.

                           FORM 10-Q QUARTERLY REPORT
                     (For Three Months Ended March 31, 2001)

                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----

Part I    FINANCIAL INFORMATION
Item  1.  Financial Statements:
          Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001.......................      3
          Condensed Consolidated Statements of Operations for the three months ended March 31,
          2000 and 2001..........................................................................................      5
          Condensed Consolidated Statement of Stockholders' Equity for the three months ended  March 31, 2001....      6
          Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
          2000 and 2001..........................................................................................      7
          Notes to Condensed Consolidated Financial Statements...................................................      9
Item  2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations.............................................................................................     16
Item  3.  Quantitative and Qualitative Disclosures about Market Risk.............................................     25

Part II   OTHER INFORMATION

Item  1.  Legal Proceedings......................................................................................     25
Item  2.  Changes in Securities and Use of Proceeds..............................................................     25
Item  4.  Submission of Matters to a Vote of Security Holders....................................................     25
Item  6.  Exhibits and Reports on Form 8-K.......................................................................     25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            EMERGE INTERACTIVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                          DECEMBER 31,           MARCH 31,
                                                                                    2000                  2001
                                                                                ------------          ------------
Current assets:
    Cash and cash equivalents                                                   $ 42,811,572          $ 10,281,068
    Trade accounts receivable, less allowance for doubtful accounts of
    $167,937 in 2000 and $231,005 in 2001                                         12,141,867            17,501,887
    Inventories (note 3)                                                           3,704,250             8,648,521
    Cattle deposits                                                                2,185,670             4,949,898
    Prepaid expenses                                                               1,070,674             1,038,436
    Other current assets                                                             697,536               212,384
    Due from related parties (note 4)                                              3,479,492             4,815,675
                                                                                ------------          ------------
         Total current assets                                                     66,091,061            47,447,869


Property, plant and equipment, net                                                20,567,939            24,490,638
Investment in Turnkey Computer Systems, Inc.                                       3,010,603             2,972,341
Intangible assets, net of accumulated amortization of $8,131,310
  in 2000 and $11,610,085 in 2001                                                 57,377,620            57,481,296
Restricted cash                                                                    1,505,000             1,505,000
                                                                                ------------          ------------
Total assets                                                                    $148,552,223          $133,897,144
                                                                                ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of capital lease obligation                              $  216,516          $    169,728
    Accounts payable                                                               9,509,316             5,628,802
    Accrued liabilities:
         Purchase consideration                                                    4,800,000             2,550,000
         Salaries and benefits                                                       850,533               635,328
         Other                                                                     1,124,649             1,154,524
    Advance payments from customers                                                  663,850             1,143,230
    Due to related parties (note 4)                                                1,219,417             1,719,055
                                                                                ------------          ------------
         Total current liabilities                                                18,384,281            13,000,667

    Capital lease obligation, excluding current installments                          90,820                24,259
                                                                                ------------          ------------
Total liabilities                                                                 18,475,101            13,024,926
                                                                                ------------          ------------


See accompanying notes to condensed consolidated financial statements.


    Common stock, $.008 par value, authorized 100,000,000 shares:
         Class A common stock, designated 92,711,110 shares, issued and
           outstanding 29,445,228 shares in 2000 and 29,846,300 shares in 2001                      235,561          238,770
         Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued
           and outstanding in 2000 and 2001                                                          45,556           45,556
     Additional paid-in capital                                                                 195,347,598      196,377,082
     Accumulated deficit                                                                        (65,511,023)     (75,732,562)
     Unearned compensation                                                                          (40,570)         (56,628)
                                                                                              -------------    -------------
         Total stockholders' equity                                                             130,077,122      120,872,218
                                                                                              -------------    -------------
Total liabilities and stockholders' equity                                                    $ 148,552,223    $ 133,897,144
                                                                                              =============    =============


See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)

                                                                                               THREE MONTHS
                                                                                                   ENDED
                                                                                                  MARCH 31,
                                                                                         2000                    2001
                                                                                     -------------           -------------
Revenue (including sales to related parties of approximately $0 in 2000 and          $  38,552,899           $ 325,208,240
         $100,052,000 in 2001, note 4)

Cost of revenue (including purchases from related parties of approximately
                $0 in 2000 and $32,922,000 in 2001, note 4)                             38,200,924             321,490,538
                                                                                     -------------           -------------

     Gross profit                                                                          351,975               3,717,702

Operating expenses:
   Selling, general and administrative                                                   5,191,760               7,772,999
   Technology and development                                                            1,286,063               1,430,067
   Depreciation and amortization of intangibles                                            567,488               4,784,942
                                                                                     -------------           -------------
     Total operating expenses                                                            7,045,311              13,988,008
                                                                                     -------------           -------------

     Operating loss                                                                     (6,693,336)            (10,270,306)

Equity income (loss) in unconsolidated investee                                                 --                 (38,262)
Interest and other income, net                                                           1,141,551                 319,717
                                                                                     -------------           -------------

     Loss from continuing operations before cumulative effect of a change
        in accounting principle                                                         (5,551,785)             (9,988,851)

Income from operations of discontinued segment                                              43,028                      --
Cumulative effect of a change in accounting principle                                           --                (232,688)
                                                                                     -------------           -------------


     Net loss                                                                        $  (5,508,757)          $ (10,221,539)
                                                                                     =============           =============

Net loss per common share - basic and diluted:

Net loss before income from operations of discontinued segment and accounting
   change                                                                            $       (0.24)          $       (0.28)

Income from operations of discontinued segment                                                  --                      --

Accounting change                                                                               --                   (0.01)
                                                                                     -------------           -------------
Net loss per common share                                                            $       (0.24)          $       (0.29)
                                                                                     =============           =============

Weighted average number of common shares outstanding - basic and diluted                23,248,271              35,428,501
                                                                                     =============           =============

See accompanying notes to condensed consolidated financial statements.

                    EMERGE INTERACTIVE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 2001

                                   (Unaudited)

                                                                        COMMON STOCK           COMMON STOCK
                                                                          Class A                Class B                ADDITIONAL
                                                                 ------------------------  -----------------------        PAID-IN
                                                                    Shares       Amount      Shares       Amount          CAPITAL
                                                                 ------------  ----------  -----------  ----------     -------------
Balances at December 31, 2000                                    29,445,228     $235,561     5,694,445     $45,556     $195,347,598

Issuance of 188,356 shares of Class A common stock in
    connection with business combinations (note 7)                  188,356        1,507            --          --          685,993
Exercise of stock options for cash (note 6)                         212,716        1,702            --          --          239,769
Net loss                                                                 --           --            --          --               --
Unearned compensation                                                    --           --            --          --          103,722
Amortization of unearned compensation (note 6)                           --           --            --          --               --
                                                                 ----------     --------    ----------     -------     ------------
Balances at March 31, 2001                                       29,846,300     $238,770     5,694,445     $45,556     $196,377,082
                                                                 ==========     ========    ==========     =======     ============


                                                             Accumulated           Unearned
                                                               deficit           compensation       Total
                                                            -------------        ------------   -------------
Balances at December 31, 2000                               $ (65,511,023)        $(40,570)     $ 130,077,122

Issuance of 188,356 shares of Class A common stock in
    connection with business combinations (note 7)                     --               --            687,500
Exercise of stock options for cash (note 6)                            --               --            241,471
Net loss                                                      (10,221,539)              --        (10,221,539)
Unearned compensation                                                  --         (103,722)                --
Amortization of unearned compensation (note 6)                         --           87,664             87,664
                                                            -------------         ---------      ------------
Balances at March 31, 2001                                  $ (75,732,562)        $(56,628)      $120,872,218
                                                            =============         =========      ============



See accompanying notes to consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)

                                                                               2000                 2001
                                                                           -------------        -------------
Cash flows from operating activities:
  Net loss                                                                 $  (5,508,757)       $ (10,221,539)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Cumulative effect of a change in accounting principle                            --              232,688
     Depreciation and amortization                                               579,393            4,859,629
     Accretion to redemption value of note receivable                           (527,984)                  --
     Equity loss (income) in unconsolidated investee                                                  (29,880)
     Non-cash compensation                                                            --               75,518
     Amortization of unearned compensation                                         4,508               12,146
     Fair value of financial instruments                                              --             (397,751)
     Changes in operating assets and liabilities:
      Trade accounts receivable, net                                          (6,539,525)          (5,360,021)
      Inventories                                                               (501,070)          (4,670,606)
      Cattle deposits                                                           (906,855)          (2,030,847)
      Prepaid expenses and other assets                                         (466,009)             182,453
      Net assets of discontinued operations                                      (84,585)                  --
      Due from related parties, net                                                   --             (836,545)
      Accounts payable and accrued liabilities                                   329,804           (4,090,517)
      Advance payments from customers                                            528,880              479,380
                                                                           -------------        -------------
  Net cash used in operating activities                                      (13,092,200)         (21,795,892)
                                                                           -------------        -------------

Cash flows from investing activities:
    Business combinations, net of cash acquired                                       --           (7,048,720)
    Purchase of short term investments                                          (215,348)                  --
    Purchase of property, plant and equipment                                 (1,270,855)          (3,814,014)
                                                                           -------------        -------------
         Net cash used in investing activities                                (1,486,203)         (10,862,734)
                                                                           -------------        -------------

Cash flows from financing activities:
    Net payments to related parties                                          (11,528,836)                  --
    Payment on note payable                                                     (900,000)                  --
    Payments on capital lease obligations                                       (306,388)            (113,349)
    Offering costs                                                              (447,644)                  --
    Net proceeds from issuance of common stock                               108,188,269              241,471
                                                                           -------------        -------------
         Net cash provided by financing activities                            95,005,401              128,122
                                                                           -------------        -------------

Net change in cash and cash equivalents                                       80,426,998          (32,530,504)
Cash and cash equivalents, beginning of period                                12,316,497           42,811,572
                                                                           -------------        -------------

Cash and cash equivalents, end of period                                   $  92,743,495        $  10,281,068
                                                                           =============        =============

See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)

                                                                               2000                  2001
                                                                           -------------        -------------
Supplemental disclosures:
  Cash paid for interest                                                   $     431,526        $      30,155
  Issuance of Class A common stock in connection with
   business combinations (note 7)                                                     --              687,500
  Conversion of Series A, B, and C preferred stock and
   redeemable Class A common stock into Class A common
     stock                                                                       513,775                   --
  Conversion of Series D preferred stock into Class B
     common stock                                                                 45,556                   --


See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      ORGANIZATION

         (a)      Basis of Presentation

                  The condensed consolidated financial statements include the accounts of eMerge Interactive, Inc. and its wholly-owned subsidiaries, Cyberstockyard, Inc. ("Cyberstockyard"), a Mississippi corporation, eMerge San Saba, Inc., eMerge Okolona, Inc., eMerge Gaffney, Inc. and eMerge Bluegrass, Inc., all Delaware corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  The Company's investment in Turnkey Computer Systems, Inc. ("Turnkey") is included in the accompanying condensed consolidated financial statements using the equity method of accounting. Accordingly, the Company's share of Turnkey's earnings and losses is reflected in the caption "equity income
                  (loss) in unconsolidated investee" in the condensed consolidated statements of operations. The Company's carrying value of Turnkey includes the unamortized excess of the cost of the Company's interest in Turnkey over its equity in the underlying net assets determined at the date of acquisition. This excess is amortized on a straight-line basis over 10 years and the related amortization is also included in "equity income (loss) in unconsolidated investee' in the condensed consolidated statements of operations.

                  The Company's condensed consolidated balance sheet as of December 31, 2000, has been derived from the Company's audited balance sheet as of that date. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2001 and 2000, have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000.

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

         (f)      Impairment of Long-Lived Assets

                  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, the recoverability of the assets to be held and used is measured by comparing the carrying amount of the assets to the future net cash flows expected to be generated by those assets. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated fair value.

         (g)      Investment Securities

                  As of March 31, 2001, the Company held approximately $3.3 million of highly liquid debt instruments with maturities of 90 days or less included in cash equivalents and $1.5 million in certificates of deposit with maturities of 180 days or less included in restricted cash. The Company accounts for all of these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of March 31, 2001, all of the Company's debt instruments and investments were classified as held-to-maturity and their amortized cost approximated fair value due to their short-term nature.

         (h)      Fair Value of Financial Instruments

                  The carrying value of cash and cash equivalents, trade accounts receivable, restricted cash, amounts due to and from related parties, accounts and notes payable, and accrued liabilities approximates their fair value at December 31, 2000 and March 31, 2001, due to the short-term maturity of these instruments.

         (i)      Revenue Recognition

                  The Company generates the majority of its revenue from cattle sales transactions where it acts as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where the Company is the principal in the arrangement, the Company purchases cattle from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For cattle sales transactions in which the Company acts as an agent, the Company sells cattle consigned to it on a commission basis, where it is subject to inventory and credit risk, or the Company sells cattle on a fee basis. In these types of transactions revenue is recorded on a net basis. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

                  In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101," in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment:
                  Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. In October 2000, the SEC issued a Frequently Asked Questions and Answers document to provide additional guidance. These documents summarize certain views of the SEC regarding applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. Management believes that its current revenue recognition principles comply with SAB 101.

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

         (k)      Stock-Based Compensation

                  The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations and elects to provide the pro-forma net income and earnings per share disclosures required by the standard. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at or above fair market value. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period.

         (l)      Net Loss Per Share

                  Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company's stock options (4,167,127 shares at December 31, 2000 and 4,643,499 shares at March 31, 2001) have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

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

         (m)      Hedging Activities

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 in June 1999 to require implementation of the standard beginning January 1, 2001. SFAS No. 133 was amended further by SFAS No. 138 in June 2000. The Company adopted the provisions of SFAS No. 133, as amended, on January 1, 2001, and recorded a cumulative effect of change in accounting principle of $232,688. As of March 31, 2001, the Company has cattle future contracts with purchase commitments of $73 million and sales commitments of $16 million. These futures contracts have unrealized net gains of $21,420 included in other current assets. The change in fair value of all derivatives contracts amounted to $397,751 for the quarter ended March 31, 2001 and is included in cost of cattle revenues. The contract lives are generally less than six months.

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

         (n)      Comprehensive Income (Loss)

                  Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has no such transactions, events or circumstances during the three months ended March 31, 2000 and 2001. Thus, comprehensive loss is the same as its net loss for each of the three months ended March 31, 2000 and 2001.

         (o)      Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported results of operations, financial position, and various disclosures. Actual results could differ from those estimates.

         (p)      Reclassifications

                  Certain reclassifications have been made to the 2000 condensed consolidated financial statements in order to conform to 2001 classifications. The changes had no effect on previously reported operations.


(3)      INVENTORIES

         Inventories consist of:

                                                                   2000                 2001
                                                              --------------       --------------

                      Raw materials                           $      121,219       $       79,199
                      Work-in-process                                     --                   --
                      Cattle                                       3,315,407            8,342,911
                      Other                                          267,624              226,411
                                                              --------------       --------------

                                                              $    3,704,250       $    8,648,521
                                                              ==============       ==============

(4)      RELATED PARTY TRANSACTIONS

       Amounts due from related parties consist of:

                                                                             2000                  2001
                                                                     ----------------       ---------------

         Eastern Livestock, Inc.                                     $      2,424,264       $     2,537,418
         Employees and shareholders                                         1,055,228             2,278,257
                                                                     ----------------       ---------------

                                                                     $      3,479,492       $     4,815,675
                                                                     ================       ===============

       Amounts due to related parties consist of:

                                                                             2000                  2001
                                                                     ----------------       ---------------
         XL Vision                                                   $        313,009       $            --
         Safeguard Scientifics, Inc. and Safeguard Delaware, Inc.              12,115                12,115
         Eastern Livestock, Inc.                                              321,362               370,311
         Employees and shareholders                                           572,931             1,336,629
                                                                     ----------------       ---------------
                                                                     $      1,219,417       $     1,719,055
                                                                     ================       ===============

       The Company has both cattle sales and purchase transactions with Eastern Livestock, Inc., certain employees and shareholders' related businesses in the ordinary course of business. These sales and purchases are made on trade accounts with the same credit terms of the Company's other customers and suppliers. Cattle sales to related parties amounted to $0 and $100,052,000 for the three months ended March 31, 2000 and 2001, respectively. Cattle purchases from related parties amounted to $0 and $32,922,000 for the three months ended March 31, 2000 and 2001, respectively.

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

       The following summarizes revenue, cost of revenue and gross profit (loss) information related to the Company's two operating segments:

                                                   THREE MONTHS ENDED
                                              MARCH 31,           MARCH 31,
                                          ----------------------------------
                                              2000                 2001
                                          -------------        -------------
                   Revenue:
                               Cattle     $  38,011,084        $ 324,528,919
                               Other            541,815              679,321
                                          -------------        -------------

                            Total         $  38,552,899        $ 325,208,240
                                          =============        =============
                   Cost of revenue:

                               Cattle     $  37,811,902        $ 320,543,421
                               Other            389,022              947,117
                                          -------------        -------------

                            Total         $  38,200,924        $ 321,490,538
                                          =============        =============

                   Gross profit (loss):

                               Cattle     $     199,182        $   3,985,498
                               Other            152,793             (267,796)
                                          -------------        -------------

                            Total         $     351,975        $   3,717,702
                                          =============        =============


       The Company's assets and other statement of operations data are not allocated to a segment.

(6)    STOCK PLAN

        A summary of stock option transactions for the three months ended March 31, 2001, follows:

                                                                                                          WEIGHTED
                                                                       RANGE OF           WEIGHTED         AVERAGE
                                                                       EXERCISE           AVERAGE          REMAINING
                                                                      PRICE PER           EXERCISE        CONTRACTUAL
                                                      SHARES            SHARE              PRICE         LIFE (IN YEARS)
                                                  -------------    -----------------    -------------    ----------------
       Balance outstanding, December 31,
         2000                                       4,167,127       $  0.80-62.38       $    8.73               8.60
                                                    =========       =============       =========          =========
             Granted                                  845,000          3.98- 5.73            4.43
             Exercised                               (212,716)         0.80- 2.40            1.14
             Cancelled                               (155,912)         0.80-47.31           10.64
                                                    ---------       -------------       ---------

       Balance outstanding, March 31,
            2001                                    4,643,499       $  0.80-62.38       $    8.24               8.65
                                                    =========       =============       =========          =========


         For the three months ended March 31, 2001, the Company recognized $87,664 of unearned compensation expense resulting from the accelerated vesting of stock options. This amount is included in selling, general and administrative expenses within the condensed consolidated statements of operations.


(7)      ACQUISITIONS

         On January 2, 2001, the Company closed on an Agreement for the Purchase and Sale of Assets with Bluegrass Stockyards ("Bluegrass") and its shareholders. In connection with this purchase, the Company acquired all of the tangible and intangible property of Bluegrass relating to its business of purchasing and reselling cattle through its auction facility. The purchase price for these assets was $1,500,000 in cash. Concurrent with the purchase and sale of assets, the Company also closed on a Contract for Sale and Purchase of Real Estate with the shareholders of Bluegrass. The Company purchased land and buildings used in the above-described business for a purchase price of $2,000,000 in cash. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of net assets acquired of approximately $2,164,800 was recorded as intangibles and is being amortized over five years.

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

         In addition to the above payments, the Company paid $2,861,220 of additional purchase price related to previous acquisitions.

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

         The following unaudited proforma financial information presents the combined results of operations of eMerge, Bluegrass, Runnells-Peters and Pennell, as if the acquisitions occurred on January 1, 2000, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had these entities constituted a single entity during such periods.

                                                                    Three Months Ended
                                                                        March 31,
                                                              -----------------------------
                                                                2000               2001
                                                              --------         ------------
                                    Revenue                   $46,917,206      $325,208,240
                                    Net loss                   (5,634,666)       (3,717,702)
                                    Net loss per share        $     (0.24)     $      (0.29)

(8)      RESTRUCTURING AND RELATED CHARGES

         On January 18, 2001, the Company announced plans to realign its corporate operations in connection with the decision to discontinue support of its Nutricharge and Infrared Imaging products. The Company recorded restructuring and related charges of approximately $658,300 primarily to reflect employee severance and related benefit costs. Approximately $457,400 of these charges is included in selling, general, and administrative expenses, while approximately $200,900 is included in technology and development expenses within the accompanying condensed consolidated financial statements.

(9)      SUBSEQUENT EVENT

         On May 15, 2001 we completed an operational review of our business and announced plans to increase our focus on businesses with the most growth and gross margin opportunity, such as marketing cattle and animal health/beef safety technologies and discontinue our online storefront. Additionally, we announced plans to further reduce our cost structure and streamline corporate operations.

         As a result, we will record a charge of approximately $8 million, or $0.23 per share, in the second quarter of 2001. Approximately $7 million of the charge will be non-cash related to the write-down of non-strategic assets to their fair values, including the product storefront and approximately $1 million will be cash related to operating efficiency initiatives, including the consolidation of the technology development and support operations as well as severance and employee-related costs. The consolidations affected approximately 60 corporate and service support associates, or 15 percent of the total work force. The majority of the cash portion of the charge is expected to be paid over the next 90 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this report.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

       Revenue increased from $38.6 million for the quarter ended March 31, 2000 to $325.2 million for the quarter ended March 31, 2001. Revenue from cattle sales increased from $38.0 million for the quarter ended March 31, 2000 to $324.5 million for the quarter ended March 31, 2001. This increase reflects a higher volume of cattle sales transactions brought about primarily through our acquisition activities. During the quarter ended March 31, 2001, we sold approximately 659,000 head of cattle versus 66,000 head sold in the comparable prior year period. Revenue from other products and services increased by 25% from approximately $541,800 for the quarter ended March 31, 2000 to $679,300 for the quarter ended March 31, 2001. This increase is due primarily to incremental revenues of approximately $500,000 derived from sales of cattle-related products and services, such as feed and veterinary services offered through our assimilation facilities, and also included approximately $300,000 in revenue generated from a pre-conditioning program that was discontinued during the subsequent quarter. The increased revenue derived from other products and services was partially offset by a decline of approximately $290,000 in sales of our equine imaging systems and Nutricharge products. The decline in Nutricharge and equine imaging systems sales coincided with our announcement in January 2001 to discontinue support of these cattle-related products. We expect that cattle revenue will continue to account for the majority of our revenue base for the foreseeable future.

       Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases, that are primarily associated with supporting our expanding base of on-line products and services. Cost of revenue attributed to cattle sales increased from $37.8 million for the quarter ended March 31, 2000 to $320.5 million for the quarter ended March 31, 2001. Cost of revenue attributed to other products and services increased by 143% from $389,000 for the quarter ended March 31, 2000 to $947,100 for the quarter ended March 31, 2001. This increase is due principally to higher costs for cattle-related products and services, such as feed and veterinary services, and also included approximately $400,000 in costs associated with a pre-conditioning program that was discontinued during the subsequent quarter. We generated a gross profit of $352,000 and $3.7 million for the quarters ended March 31, 2000 and 2001, respectively. The increase in gross profit is due primarily to the increase in cattle revenue as cost of goods did not increase in proportion to the increase in revenue.

       Selling, general and administrative expenses increased 50% from $5.2 million for the quarter ended March 31, 2000 to $7.8 million for the quarter ended March 31, 2001.

       Our selling expenses consist primarily of salaries and related benefit costs for sales and marketing personnel, consulting fees, travel, telephone, and advertising and trade shows. Selling expenses increased 46% from $3.7 million for the quarter ended March 31, 2000 to $5.4 million for the quarter ended March 31, 2001, and included restructuring and related charges of approximately $370,500. These charges, primarily employee severance and related benefit costs, were associated with a realignment of our corporate operations in connection with our decision to discontinue support of Nutricharge and infrared imaging products. The increase in selling expenses was primarily associated with the businesses acquired during 2000, which expanded the number of personnel within the organization causing a corresponding rise in salaries and related benefit costs, as well as higher telephone costs. These expenses were partially offset by reductions in bonus, travel and advertising expenses. We anticipate selling expenses will remain unchanged or decline for the foreseeable future (see related discussion at note 9 to the condensed consolidated financial statements in Item 1 of Part I of this report).

       Our general and administrative expenses consist primarily of salaries and related benefit costs for executive, administrative, and finance personnel, insurance program charges, travel and professional service fees. General and administrative expenses increased 285% from $1.5 million for the quarter ended March 31, 2000 to $2.4 million for the quarter ended March 31, 2001, and included restructuring and related charges of approximately $86,900. As previously noted, these charges, primarily employee severance and related benefit costs, were associated with a realignment of our corporate operations in connection with our decision to discontinue support of Nutricharge and infrared imaging products. The increase in general and administrative expenses was primarily associated with the businesses acquired during 2000, which expanded the number of personnel within the organization and caused a corresponding increase in salaries and related benefits costs. We expect these expenses will remain unchanged or decline for the foreseeable future (see related discussion at note 9 to the condensed consolidated financial statements in Item 1 of Part I of this report).

       Our technology and development expenses consist primarily of salaries and related benefit costs, facility expense, payments to outside consultants, software maintenance charges and project material costs. Our expenses increased 8% from $1.3 million for the quarter ended March 31, 2000 to $1.4 million for the quarter ended March 31, 2001, and included restructuring and related charges of approximately $200,900. These charges, primarily related to employee severance and related benefit costs, were also associated with a realignment of our corporate operations in connection with our decision to discontinue support of Nutricharge and infrared imaging products. In the absence of restructuring and related charges, our technology and development expenses were relatively flat versus the comparable prior year period. Increases in facility expenses and payments to outside consultants were offset by reductions in salaries and related benefit costs and lower travel expenses. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets.

       Depreciation and amortization expense increased 763% from $567,500 for the quarter ended March 31, 2000 to $4.9 million for the quarter ended March 31, 2001. The increase was primarily related to higher amortization charges resulting from business acquisitions completed throughout 2000 and during the current quarter. Increases in capital spending to support our infrastructure build-up also drove depreciation higher during the quarter ended March 31, 2001. We expect both depreciation and amortization will continue to increase for the foreseeable future as new projects are placed into service and the newly acquired businesses begin their first full year of operation under our ownership.

       Interest and other income, net decreased from $1.1 million for the quarter ended March 31, 2000 to $319,700 for the quarter ended March 31, 2001. This decrease was primarily due to a reduction in interest income generated by short-term investments and the collection of a related party note receivable in November 2000, which generated interest income of approximately $528,000 during the quarter ended March 31, 2000. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers.

       On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and recorded a charge to operations of $232,688, which is included as a cumulative effect of a change in accounting principle in the condensed consolidated financial statements.

       Due to the losses incurred, we did not recognize income tax expense for the quarter ended March 31, 2000 or the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 2001, our primary source of liquidity consisted of cash and highly liquid, high quality debt instruments. Our intent is to make such funds, which have maturities of less than one year, readily available for operating purposes. At March 31, 2001, we had cash and cash equivalents totaling $10.3 million compared to $42.8 million at December 31, 2000.

       We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the three months ended March 31, 2001, net cash used in operating activities was $21.8 million and primarily consisted of net operating losses, increases in trade accounts receivable, inventories, cattle deposits and prepaid expenses and a decline in accounts payable. The increase in working capital requirements corresponded with a rise in cattle sales activity during the quarter following the seasonal slowdown at fiscal year end.

       Net cash used in investing activities was $10.9 million for the three months ended March 31, 2001. Our investing activities included the acquisitions of Bluegrass, Runnells-Peters, and Pennell for a combined $4.8 million of cash and capital expenditures of $3.8 million. In addition, we also paid the former shareholders of Eastern Livestock, Inc.

("Eastern") $2.3 million in cash during February 2001 pursuant to an asset purchase agreement dated May 1, 2000. We expect continued capital expenditures for the foreseeable future as we continue to effect our business strategy. However, we expect future spending on capital expenditures to be at a lower rate than experienced during 2000.

       Net cash provided by financing activities was $128,000 for the three months ended March 31, 2001. Cash provided by financing activities was principally the result of stock option exercises offset in part by payments made on a capital lease obligation.

       Our working capital requirements for the foreseeable future will depend on a variety of factors including our ability to implement our business plan, to reduce our net cash outflow and the working capital required by seasonal fluctuations in cattle sales.

       On May 15, 2001 we completed an operational review of our business and announced plans to focus on product lines with the most growth and gross margin opportunity, such as marketing cattle and animal health/beef safety technologies. As a result we decided to increase our focus on addressing growing beef-safety concerns, reduce the level of funding supporting non-strategic product lines including discontinuing our online storefront and improve our expense structure to better position the Company to meet our profitability goal within the cash flows generated from our on-site and online cattle marketing operations.

       As a result, we will record a charge of approximately $8 million, or $0.23 per share, in the second quarter of 2001. Approximately $7 million of the charge will be non-cash related to the write-down of non-strategic assets to their fair values, including the product storefront and approximately $1 million will be cash related to operating efficiency initiatives, including the consolidation of the technology development and support operations as well as severance and employee-related costs. The majority of the cash portion of the charge is expected to be paid over the next 90 days. The consolidations will affect approximately 60 corporate and service support associates, or 15 percent of the total work force. We expect these work force reductions to reduce personnel and personnel related costs by approximately $5.4 million annually as compared to the quarter ended March 31, 2001. Additionally, over the next 90 days, we expect to reduce other cash operating costs by approximately $5.5 million annually as compared to the quarter ended March 31, 2001.

       We believe we will be able to fund our continuing operations with existing cash, cash expected to be generated by continuing operations and other sources for at least the next twelve months provided we are able to successfully implement our current business plan, which includes these reduced operating expenses, and we are able to reduce working capital requirements through improved working capital management or reduced cattle sales. However, in order to fund our current growth projections, we will require additional debt or equity financing prior to the end of 2001.

       As previously announced, the Company is attempting to secure a line of credit with a lending institution to supplement its working capital requirements, and expects this process to be completed within the next 60 days. As of May 14, 2001, the Company had approximately $30 million of working capital. Additionally, the Company has reached an informal arrangement with a related party order-buyer to provide the Company up to $10 million of working capital support should the need arise before it secures its own line of credit. The working capital support will be in the form of accelerated payments of amounts due to the Company and the purchase of inventory from the Company.

       If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional financing will be available when needed, or that if available, such financing will include favorable terms. If financing is not available when required or is not available on acceptable terms, we will be unable to meet our current growth projections. See also "Factors Affecting our Business, Financial Condition, and Results of Operations" below.

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

       We commenced operations in 1994 and commercially released our initial product in November 1997. Accordingly, we have only a limited operating history upon which to evaluate our business. In addition, our business strategy and revenue model has changed significantly during the past 24 months. Our limited operating history, combined with our shift in business strategy, makes predicting our future results of operations difficult. Our new business model has been tested over a limited period of time and, accordingly, we cannot be certain that our business strategy will be successful.

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

       We have incurred significant net losses since inception. We reported a net loss of approximately $33.1 million for the year ended December 31, 2000, or 4% of total revenue, and a net loss of approximately $10.2 million for the quarter ended March 31, 2001, or 3% of total revenue. As of March 31, 2001, we had accumulated net losses totaling approximately $75.7 million. Our operating expenses have increased significantly in each year of our operation, and we anticipate that such expenses may continue to increase over the next several years, albeit at a lesser rate than previously experienced, as we expand our operations and execute on our business strategies. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

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

       For the quarter ended March 31, 2001, we relied on cattle sales for over 99% of our revenue and we expect to rely on the success of our cattle sales and auction services for a significant majority of our revenue for the foreseeable future. As a result, our ability to achieve commercial acceptance of our cattle sales is critical to our ability to obtain future revenue. To date, we have not achieved enough revenues from internet-based cattle sales that are sufficient for us to determine whether these services will achieve commercial acceptance. Any failure to successfully gain commercial acceptance of these services would harm our business and the results of our operations. In addition, as the result of our dependence on cattle sales, if the demand for beef declines, the demand for our products and services would likely decline, and our results of operations would be harmed.

       We recently completed significant acquisitions of businesses and technologies and we may make other business acquisitions in the future, which may be difficult to integrate into our business and may disrupt or negatively impact our business.

       We recently made, and may continue to make, investments in and acquisitions of complementary companies, technologies and assets that constitute critical aspects of our current and future business operations. If we fail to successfully integrate the operations of these companies, technologies or assets into our business, we may not be able to successfully execute our business strategy. In connection with a number of our acquisitions we hire key employees. The businesses we have acquired generally are critical to our current business operations and growth strategy.

       Our acquisitions may result in:

       - difficulties in assimilating technologies, products, personnel and operations;

       -        diversion of our management's attention;

       - entering markets in which we have no or limited prior experience;

       - loss of key employees of acquired organizations; and capital requirements in excess of what we anticipate.

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

       The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities. Internet Capital Group and Safeguard together have the power to vote approximately 57% (as of March 31, 2001) of the aggregate number of votes to which the holders of our common stock are entitled. As a result, these stockholders will be able to control all matters requiring stockholder approval.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As of March 31, 2001, we had cattle futures contracts with purchase commitments of $73 million and sales commitments of $16 million. The contract lives are generally less than six months. Any changes in the value of the futures contracts is generally balanced by an offsetting position in the cash market prices of the delivered livestock.

       Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of March 31, 2001, our investments consisted of $3.3 million in cash equivalents with maturities of less than three months and $1.5 million in certificates of deposit with a maturity of less than six months. Due to the short-term nature of our investment portfolio, a 10 percent increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There have been no material developments in the legal proceedings previously reported.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

       On January 2, 2001, we purchased certain tangible and intangible assets in connection with the acquisition of Runnells-Peters. As part of the exchange, we issued 136,986 shares of our Class A common stock with an aggregate value of $500,000.

       Also on January 2, 2001, we purchased certain tangible and intangible assets in connection with the acquisition of Pennell. As part of the exchange, we issued 51,370 shares of our Class A common stock with an aggregate value of $187,500.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

There were no exhibits required to be filed for the quarter ended March 31, 2001.

     *   Filed herewith.

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K for the quarter ended March 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2001     eMerge Interactive. Inc.

                 By:
                                            President, Chief Executive
                 /s/ Charles L. Abraham     Officer and Director (Principal
                 -----------------------    Executive Officer)
                 Charles L. Abraham

                                            Vice President and Chief Financial
                 /s/ T. Michael Janney      Officer (Principal Financial and
                 -----------------------    Accounting Officer)
                 T. Michael Janney