Form 10-Q
period 2001-06-30
EMERGE INTERACTIVE INC
filed 2001-08-14
CIK 1092605

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001,

                                       Or

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from        to
                                               ------    ------


                        Commission File Number: 000-29037

                            EMERGE INTERACTIVE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  65-0534535
  ------------------------------            ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                  10305 102nd Terrace Sebastian, Florida 32958
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (561) 589-5310
                                 ---------------
               Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]


The number of shares of the registrant's common stock, $0.008 par value, outstanding as of August 10, 2001, was 35,589,357. There were 29,894,912 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.

================================================================================

                            EMERGE INTERACTIVE, INC.

                           FORM 10-Q QUARTERLY REPORT
                      (For Six Months Ended June 30, 2001)

                                TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
 Part I   FINANCIAL INFORMATION

 Item 1. Financial Statements:
         Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001........................    3
         Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and 2001......    5
         Condensed Consolidated Statements of Operations for the six months ended June 30, 2000 and 2001........    6
         Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2001...........................    7
         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 2001........    8
         Notes to Condensed Consolidated Financial Statements...................................................   10
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................   19
 Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................................   24

 Part II  OTHER INFORMATION

 Item 1. Legal Proceedings.......................................................................................  25
 Item 2. Changes in Securities and Use of Proceeds...............................................................  25
 Item 4. Submission of Matters to a Vote of Security Holders.....................................................  25
 Item 6. Exhibits and Reports on Form 8-K........................................................................  26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            EMERGE INTERACTIVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                                       (UNAUDITED)
ASSETS                                                                                             DECEMBER 31,          JUNE 30,
                                                                                                      2000                 2001
                                                                                                   ------------        ------------
Current assets:
    Cash and cash equivalents                                                                      $ 42,811,572        $  8,121,127
    Trade accounts receivable, less allowance for doubtful accounts of $167,937 in 2000 and
    $426,326 in 2001                                                                                 12,141,867          18,891,430
    Inventories (note 3)                                                                              3,704,250           6,040,167
    Cattle deposits                                                                                   2,185,670           4,904,856
    Prepaid expenses                                                                                  1,070,674           1,232,906
    Other current assets                                                                                697,536             235,336
    Due from related parties (note 4)                                                                 3,479,492           2,824,499
                                                                                                   ------------        ------------
         Total current assets                                                                        66,091,061          42,250,321

Property, plant and equipment, net of accumulated depreciation of $2,899,321 in 2000
and $4,345,349 in 2001                                                                               20,567,939          16,408,727
Investment in Turnkey Computer Systems, Inc.                                                          3,010,603           2,913,027
Intangible assets, net of accumulated amortization of $8,131,310 in 2000 and $13,669,926             57,377,620          51,038,813
in 2001
Restricted cash                                                                                       1,505,000           1,868,628
                                                                                                   ------------        ------------
Total assets                                                                                       $148,552,223        $114,479,516
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of capital lease obligation                                               $    216,516        $    144,664
    Accounts payable                                                                                  9,509,316          12,738,522
    Accrued liabilities:
         Purchase consideration                                                                       4,800,000             300,000
         Salaries and benefits                                                                          850,533           1,912,956
         Other                                                                                        1,124,649             585,647
    Advance payments from customers                                                                     663,850             779,561
    Due to related parties (note 4)                                                                   1,219,417           1,078,518
                                                                                                   ------------        ------------
         Total current liabilities                                                                   18,384,281          17,539,868

    Capital lease obligation, excluding current installments                                             90,820              15,719
                                                                                                   ------------        ------------
Total liabilities                                                                                    18,475,101          17,555,587
                                                                                                   ------------        ------------


See accompanying notes to condensed consolidated financial statements.

    Common stock, $.008 par value, authorized 100,000,000 shares:
         Class A common stock, designated 92,711,110 shares, issued and outstanding
           29,445,228 shares in 2000 and 29,894,912 shares in 2001                                      235,561            239,159
         Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and
           outstanding in 2000 and 2001                                                                  45,556             45,556
     Additional paid-in capital                                                                     195,347,598        196,656,051
     Accumulated deficit                                                                            (65,511,023)       (99,964,717)
     Unearned compensation                                                                              (40,570)           (52,120)
                                                                                                   ------------       ------------
         Total stockholders' equity                                                                 130,077,122         96,923,929
                                                                                                   ------------       ------------

Total liabilities and stockholders' equity                                                         $148,552,223       $114,479,516
                                                                                                   ============       ============


See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)

                                                                                              THREE MONTHS
                                                                                                 ENDED
                                                                                                JUNE 30,
                                                                                        2000               2001
                                                                                   -------------       -------------
Revenue (including sales to related parties of approximately $58,500,000 in        $ 160,416,086       $ 326,588,135
         2000 and $90,808,000 in 2001, note 4)

Cost of revenue (including purchases from related parties of approximately
                $15,900,000 in 2000 and $17,249,000 in 2001, note 4)                 158,967,116         323,336,551
                                                                                   -------------       -------------

     Gross profit                                                                      1,448,970           3,251,584

Operating expenses:
   Selling, general and administrative                                                 7,117,355           7,593,433
   Technology and development                                                          2,155,387           1,203,530
   Restructuring and related charges (note 8)                                                 --          14,205,609
   Depreciation and amortization of intangibles                                        1,982,796           4,560,084
                                                                                   -------------       -------------
     Total operating expenses                                                         11,255,538          27,562,656
                                                                                   =============       =============

     Operating loss                                                                   (9,806,568)        (24,311,072)

Equity loss in unconsolidated investee                                                        --             (59,314)
Interest and other income, net                                                         1,868,713             138,231
                                                                                   -------------       -------------

     Loss from continuing operations                                                  (7,937,855)        (24,232,155)

Income from operations of discontinued transportation segment                             41,606                  --
                                                                                   -------------       -------------

     Net loss                                                                      $  (7,896,249)      $ (24,232,155)
                                                                                   =============       =============

Net loss from continuing operations per common share - basic and diluted           $       (0.23)      $       (0.68)
                                                                                   =============       =============

Net loss per common share - basic and diluted                                      $       (0.23)      $       (0.68)
                                                                                   =============       =============

Weighted average number of common shares outstanding - basic and diluted              33,899,540          35,580,420
                                                                                   =============       =============



See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)

                                                                                              SIX MONTHS
                                                                                                ENDED
                                                                                               JUNE 30,
                                                                                       2000                 2001
                                                                                   -------------       -------------
Revenue (including sales to related parties of approximately $58,500,000 in        $ 198,968,985       $ 651,796,375
         2000 and $190,860,000 in 2001, note 4)

Cost of revenue (including purchases from related parties of approximately
                $15,900,000 in 2000 and $50,171,000 in 2001, note 4)                 197,258,909         644,827,089
                                                                                   -------------       -------------
     Gross profit                                                                      1,710,076           6,969,286

Operating expenses:
   Selling, general and administrative                                                12,218,246          15,366,432
   Technology and development                                                          3,441,450           2,633,597
   Restructuring and related charges (note 8)                                                 --          14,205,609
   Depreciation and amortization of intangibles                                        2,550,284           9,345,026
                                                                                   -------------       -------------
     Total operating expenses                                                         18,209,980          41,550,664
                                                                                   -------------       -------------

     Operating loss                                                                  (16,499,904)        (34,581,378)

Equity loss in unconsolidated investee                                                        --             (97,576)
Interest and other income, net                                                         3,010,264             457,948
                                                                                   -------------       -------------

     Loss from continuing operations                                                 (13,489,640)        (34,221,006)

Income from operations of discontinued transportation segment                             84,634                  --
Cumulative effect of a change in accounting principle                                         --            (232,688)
                                                                                   -------------       -------------

    Net loss                                                                       $ (13,405,006)      $ (34,453,694)
                                                                                   =============       =============

 Net loss from continuing operations per common share - basic and diluted          $       (0.47)      $       (0.96)
                                                                                   =============       =============

Net loss per common share - basic and diluted                                      $       (0.47)      $       (0.97)
                                                                                   =============       =============

Weighted average number of common shares outstanding - basic and diluted              28,598,587          35,505,304
                                                                                   =============       =============


See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              AS OF JUNE 30, 2001

                                   (UNAUDITED)

                                                                 COMMON STOCK               COMMON STOCK
                                                                   CLASS A                     CLASS B
                                                           ------------------------      --------------------
                                                             SHARES         AMOUNT         SHARES     AMOUNT
                                                           ----------      --------      ---------    -------
Balances at December 31, 2000                              29,445,228      $235,561      5,694,445    $45,556
Issuance of 188,356 shares of Class A common stock in
     connection with business combinations (note 7)           188,356         1,507             --         --
Exercise of stock options for cash (note 6)                   261,328         2,091             --         --
Net loss                                                           --            --             --         --
Unearned compensation                                              --            --             --         --
Amortization of unearned compensation (note 6)                     --            --             --         --
                                                           ----------      --------      ---------    -------
Balances at June 30, 2001                                  29,894,912      $239,159      5,694,445    $45,556
                                                           ==========      ========      =========    =======

                                                            ADDITIONAL
                                                              PAID-IN       ACCUMULATED     UNEARNED
                                                              CAPITAL         DEFICIT     COMPENSATION       TOTAL
                                                           ------------    ------------   ------------   -------------

Balances at December 31, 2000                              $195,347,598    $(65,511,023)    $ (40,570)   $ 130,077,122
Issuance of 188,356 shares of Class A common stock in
     connection with business combinations (note 7)             682,575              --            --          684,082
Exercise of stock options for cash (note 6)                     296,518              --            --          298,609
Net loss                                                             --     (34,453,694)           --      (34,453,694)
Unearned compensation                                           329,360              --      (329,360)              --
Amortization of unearned compensation (note 6)                       --              --       317,810          317,810
                                                           ------------    ------------   ------------   -------------
Balances at June 30, 2001                                  $196,656,051    $(99,964,717)    $ (52,120)   $  96,923,929
                                                           ============    ============     =========    =============


     See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)

                                                                       2000              2001
                                                                  -------------      ------------
Cash flows from operating activities:
  Net loss                                                        $ (13,405,006)     $(34,453,694)
  Adjustments to reconcile net loss to net cash used in
operating activities:
     Cumulative effect of a change in accounting principle                   --           232,688
     Depreciation and amortization                                    2,574,742         9,513,314
     Accretion to redemption value of note receivable                (1,075,213)               --
     Equity loss (income) in unconsolidated investee                         --           (38,708)
     Non-cash compensation                                            1,339,268           301,156
     Amortization of unearned non-cash compensation                       9,016            16,654
     Impairment and related charges                                          --        12,360,759
     Reserve for obsolescence                                                --           205,000
     Fair value of financial instruments                                     --          (434,472)
     Changes in operating assets and liabilities:
      Trade accounts receivable, net                                (22,721,408)       (6,749,563)
      Inventories                                                    (5,660,667)       (2,267,252)
      Cattle deposits                                                (3,491,651)       (1,985,806)
      Prepaid expenses and other assets                              (2,250,088)         (390,937)
      Net assets of discontinued operations                             297,003                --
      Due from related parties, net                                          --           514,094
      Accounts payable and accrued liabilities                        9,855,120         4,140,332
      Advance payments from customers                                   987,575           115,711
                                                                  -------------      ------------
  Net cash used in operating activities                             (33,541,309)      (18,920,724)
                                                                  -------------      ------------

Cash flows from investing activities:
    Business combinations, net of cash acquired                     (23,478,230)       (9,311,770)
    Purchase of short term investments                                 (311,914)               --
    Purchase of property, plant and equipment                        (6,129,825)       (6,606,189)
                                                                  -------------      ------------
         Net cash used in investing activities                      (29,919,969)      (15,917,959)
                                                                  -------------      ------------
Cash flows from financing activities:
    Net payments to related parties                                 (10,952,539)               --
    Payment on note payable                                            (900,000)               --
    Payments on capital lease obligations                              (306,388)         (146,953)
    Net proceeds from issuance of common stock                      107,909,134           295,191
                                                                  -------------      ------------
         Net cash provided by financing activities                   95,750,207           148,238
                                                                  -------------      ------------

Net change in cash                                                   32,288,929       (34,690,445)

Cash and cash equivalents, beginning of period                       12,316,497        42,811,572
                                                                  -------------      ------------

Cash and cash equivalents, end of period                          $  44,605,426      $  8,121,127
                                                                  =============      ============


See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)

                                                               2000           2001
                                                           -----------      --------
Supplemental disclosures:
  Cash paid for interest                                   $   433,039      $ 52,913

  Issuance of Class A common stock in connection
    with business combinations (note 7)                     14,500,000       687,500
  Liabilities incurred in connection with business
    combination                                              4,500,000            --
  Conversion of Series A, B, and C preferred stock
    and redeemable Class A common stock into Class
    A common stock                                             513,775            --
  Conversion of Series D preferred stock into Class B
    common stock                                                45,556            --


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

                  The Company's investment in Turnkey Computer Systems, Inc. ("Turnkey") is included in the accompanying condensed consolidated financial statements using the equity method of accounting. Accordingly, the Company's share of Turnkey's earnings and losses is reflected in the caption "equity income
                  (loss) in unconsolidated investee" in the condensed consolidated statements of operations. The Company's carrying value of Turnkey includes the unamortized excess of the cost of the Company's interest in Turnkey over its equity in the underlying net assets determined at the date of acquisition. This excess is amortized on a straight-line basis over 10 years and the related amortization is also included in "equity income (loss) in unconsolidated investee" in the condensed consolidated statements of operations.

                  The Company's condensed consolidated balance sheet as of December 31, 2000, has been derived from the Company's audited balance sheet as of that date. The Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2000 and 2001, have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations and cash flows for the periods ended June 30, 2000 and 2001.

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

         (f)      Impairment of Long-Lived Assets

                  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, the recoverability of the assets to be held and used is measured by comparing the carrying amount of the assets to the future net cash flows expected to be generated by those assets. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets are reduced to their estimated fair value.

         (g)      Investment Securities

                  As of June 30, 2001, the Company held approximately $117,000 of highly liquid debt instruments with maturities of 90 days or less included in cash equivalents and approximately $1,869,000 in certificates of deposit with maturities of 180 days or less included in restricted cash. The Company accounts for all of these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of June 30, 2001, all of the Company's debt instruments and investments were classified as held-to-maturity and their amortized cost approximated fair value due to their short-term nature.

         (h)      Fair Value of Financial Instruments

                  The carrying value of cash and cash equivalents, trade accounts receivable, restricted cash, amounts due to and from related parties, accounts payable, accrued liabilities and advance payments from customers approximates their fair value at December 31, 2000 and June 30, 2001, due to the short-term maturity of these instruments.

         (i)      Revenue Recognition

                  The Company generates the majority of its revenue from cattle sales transactions where it acts as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where the Company is the principal in the arrangement, the Company purchases cattle from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For cattle sales transactions in which the Company acts as an agent, the Company sells cattle consigned to it on a commission basis, where it does not take title to the cattle but is subject to certain credit and other risks, or the Company sells cattle on a fee basis. In these types of transactions, revenue is recorded on a net basis. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

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

         (k)      Stock-Based Compensation

                  The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations and elects to provide the pro-forma net income and earnings per share disclosures required by the standard. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at or above fair market value. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period.

         (l)      Net Loss Per Share

                  Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company's stock options (4,167,127 shares at December 31, 2000 and 5,066,649 shares at June 30, 2001) have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

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

         (m)      Hedging Activities

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 in June 1999 to require implementation of the standard beginning January 1, 2001. SFAS No. 133 was amended further by SFAS No. 138 in June 2000. The Company adopted the provisions of SFAS No. 133, as amended, on January 1, 2001, and recorded a cumulative effect of a change in accounting principle of approximately $233,700. As of June 30, 2001, the Company has cattle futures contracts with purchase commitments of approximately $74 million and sales commitments of approximately $14 million. The change in fair value of all derivative contracts amounted to approximately $435,000 for the six months ended June 30, 2001 and is included in cost of cattle revenues. The contract lives are generally less than six months.

                  In the ordinary course of business, the Company enters into purchase and sale contracts for cattle that require delivery at a future date. Management believes that these transactions fall under the "normal purchases and normal sales" exception described within SFAS No. 133, as amended. The Company also enters into a limited number of cattle futures transactions. Currently, the Company chooses not to maintain the documentation required by the standard to qualify for hedge accounting with respect to cattle futures transactions.

         (n)      Comprehensive Income (Loss)

                  Comprehensive income (loss) is net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has no such transactions, events or circumstances during the six months ended June 30, 2000 and 2001. Thus, comprehensive loss is the same as net loss for each of the three and six month periods ended June 30, 2000 and 2001.

         (o)      Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported results of operations, financial position, and various disclosures. Actual results could differ from those estimates.

         (p)      Recent Accounting Pronouncements

                  In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the new standard. For intangible assets with definite useful lives, SFAS No. 142 will require continued amortization of those assets over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

                  The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 by January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized and reviewed for impairment in accordance with SFAS No. 121 prior to the adoption of SFAS No. 142. SFAS No. 141 will require upon adoption of SFAS No. 142 that the Company evaluate its existing goodwill and intangible assets that were acquired in prior purchase business combinations and make the necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. Following adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make the necessary amortization period adjustments by March 31, 2002. To the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the asset for impairment in accordance with provisions of the new standard with any resulting impairment loss measured as of January 1, 2002, and recognized as a cumulative effect of a change in accounting principle during the quarter ended March 31, 2002.

                  SFAS No. 142 will also require the Company perform an assessment of whether there is an indication that goodwill, including equity-method goodwill, is impaired as of the date of adoption. The Company will have up to twelve months from the date of adoption to determine whether impairment exists. Any transitional impairment loss that is identified as of result of adopting SFAS No. 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

                  As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill and intangible assets of approximately $46,884,000, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill and intangible assets was approximately $7,855,000 and $6,990,000 for the year ended December 31, 2000 and six months ended June 30, 2001, respectively. Because of the extensive effort required to comply with SFAS No. 141 and 142, it is not currently practicable to reasonably estimate the impact of adopting these standards on the Company's financial statements, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.


         (q)      Reclassifications

                  Certain reclassifications have been made to the 2000 condensed consolidated financial statements in order to conform to 2001 classifications. The changes had no effect on previously reported operations.


(3)      INVENTORIES

         Inventories consist of:

                                    2000             2001
                                 ----------      ----------
            Raw materials        $  121,219      $   47,214
            Work-in-process              --              --
            Cattle                3,315,407       5,791,242
            Other                   267,624         201,711
                                 ----------      ----------

                                 $3,704,250      $6,040,167
                                 ==========      ==========


(4)      RELATED PARTY TRANSACTIONS

         Amounts due from related parties consist of:

                                             2000           2001
                                         ----------      ----------

         Eastern Livestock, Inc.         $2,424,264      $1,816,826
         Employees and shareholders       1,055,228       1,007,673
                                         ----------      ----------

                                         $3,479,492      $2,824,499
                                         ==========      ==========


         Amounts due to related parties consist of:

                                                                          2000            2001
                                                                       ----------      ----------
            XL Vision                                                  $  313,009      $       --
            Safeguard Scientifics, Inc. and Safeguard Delaware, Inc.       12,115              --
            Eastern Livestock, Inc.                                       321,362          67,280
            Employees and shareholders                                    572,931       1,011,238
                                                                       ----------      ----------

                                                                       $1,219,417      $1,078,518
                                                                       ==========      ==========


         The Company has both cattle sales and purchase transactions with Eastern Livestock, Inc., certain employees and shareholders' related businesses in the ordinary course of business. These sales and purchases are made on trade accounts with the same credit terms of the Company's other customers and suppliers. Cattle sales to related parties amounted to $58,500,000 and $190,860,000 for the six months ended June 30, 2000 and 2001, respectively. Cattle purchases from related parties amounted to $15,900,000 and $50,171,000 for the six months ended June 30, 2000 and 2001, respectively.

(5)      SEGMENT INFORMATION

         The Company's reportable segments consist of cattle sales and other products and services. The gross profit (loss) associated with cattle sales and the related prospects for this portion of the Company's business differs from the Company's other products and service offerings.

         The following summarizes revenue, cost of revenue and gross profit
         (loss) information related to the Company's two operating segments:

                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                           JUNE  30,           JUNE 30,            JUNE 30,           JUNE 30,
                                        ---------------------------------       ---------------------------------
                                             2000                2001                2000               2001
                                        -------------       -------------       -------------       -------------
          Revenue:
                            Cattle      $ 159,807,763       $ 326,164,977       $ 197,818,847       $ 650,693,896
                            Other             608,323             423,158           1,150,138           1,102,479
                                        -------------       -------------       -------------       -------------

                   Total                $ 160,416,086       $ 326,588,135       $ 198,968,985       $ 651,796,375
                                        =============       =============       =============       =============

          Cost of revenue:
                            Cattle      $ 158,270,165       $ 322,596,741       $ 196,082,067       $ 643,140,162
                            Other             696,951             739,810           1,176,842           1,686,927
                                        -------------       -------------       -------------       -------------

                   Total                $ 158,967,116       $ 323,336,551       $ 197,258,909       $ 644,827,089
                                        =============       =============       =============       =============

          Gross profit (loss):
                           Cattle       $   1,537,598       $   3,568,236       $   1,736,780       $   7,553,734
                           Other              (88,628)           (316,652)            (26,704)           (584,448)
                                        -------------       -------------       -------------       -------------

                   Total                $   1,448,970       $   3,251,584       $   1,710,076       $   6,969,286
                                        =============       =============       =============       =============


The Company's assets and other statement of operations data are not allocated to a segment.

(6)      STOCK PLAN

         A summary of stock option transactions for the six months ended June 30, 2001, follows:

                                                                                              WEIGHTED
                                                                                  WEIGHTED    AVERAGE
                                                                   RANGE OF       AVERAGE     REMAINING
                                                                 EXERCISE PRICE   EXERCISE   CONTRACTUAL
                                               SHARES              PER SHARE       PRICE    LIFE (IN YEARS)
                                              ---------          --------------   --------  ---------------
Balance outstanding, December 31, 2000         4,167,127          $ 0.80 - 62.38    $ 8.73        8.60
                                                                                                  ====
       Granted                                 2,484,000            0.89 -  5.73      2.11
       Exercised                                (261,330)           0.80 -  2.40      1.14
       Cancelled                              (1,323,148)           0.80 - 47.31      9.25
                                              ----------          --------------    ------        ----
Balance outstanding, June 30, 2001             5,066,649          $ 0.80 - 62.38    $ 5.75        8.84
                                              ==========          ==============    ======        ====


         For the six months ended June 30, 2001, the Company recognized approximately $318,000 of stock compensation expense resulting from the accelerated vesting of stock options. Stock compensation expense of approximately $226,000 and $92,000 is included in restructuring and related charges and selling, general and administrative expenses, respectively, within the condensed consolidated statements of operations.

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

         In addition to the above payments, the Company paid approximately $4,500,000 of additional purchase consideration in 2001 related to purchase business combinations closed during 2000.

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


                           Three Months Ended                 Six Months Ended
                                June 30,                          June 30,
                        ---------------------------     ----------------------------
                            2000           2001             2000           2001
                         -----------   ------------       ------------  ------------
Revenue                 $168,037,288  $326,588,135       $214,944,406  $651,796,375
Net loss                  (8,016,871)  (24,232,155)       (13,655,958)  (34,453,694)
Net loss per share      $      (0.24) $      (0.68)      $      (0.47) $      (0.97)

(8)      RESTRUCTURING AND RELATED CHARGES

         On May 14, 2001, the Company's Board of Directors approved a plan designed to enhance the growth of the Company's information-management technologies and cattle marketing business and increase overall Company profitability. Pursuant to the plan, the Company recorded restructuring and related charges of approximately $14,206,000 for asset impairment charges, employee severance and related benefit costs, and estimated contract termination fees. The charge includes $12,361,000 for asset write-downs associated with discontinued product lines and a planned facility closing, accrued charges of $1,619,000 (as shown in the following table) for employee severance and related benefit costs and estimated contract termination fees, and $226,000 for stock compensation charges associated with the accelerated vesting of stock options for certain terminated employees.

         A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying condensed consolidated balance sheets) for the six months ended June 30, 2001, follows:

                                                                2001
                                                            -----------
                Balance at December 31, 2000                $        --

                New charges                                   1,619,212
                Cash payments                                  (573,760)
                Other adjustments                                    --
                                                            -----------

                Balance at June 30, 2001                    $ 1,045,452
                                                            ===========



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

OVERVIEW

       We are a technology and interactive cattle-marketing company in the $40 billion U.S. beef-production industry. Our technologies primarily focus on information-management, individual-animal tracking and other technologies designed to enhance consumer confidence in beef safety. We operate 12 interactive livestock marketing and order buying facilities, maintain a nationwide network of 80 cattle representatives and host an online auction and brokerage service that combined have the capacity to market four million head of cattle annually, representing a 14% U.S. market share. We offer our products and services to cattle industry participants through our web-based business network, our proprietary information management applications and our direct sales force. Our current products and services include:

         - Livestock procurement services consisting of on-site and on-line cattle sales and auctions; and
         - CattleLog, our exclusive individual-animal data collection and reporting system.

       Our business strategy is to utilize our information management, electronic cattle commerce and technology resources to develop and offer complementary products and services that reduce inefficiencies throughout the cattle production chain, improve cattle quality and improve overall productivity in the cattle industry.

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

       We believe that our network of Interactive Marketing Facilities will allow us to more accurately gather, track and analyze information through our information management infrastructure, more productively operate our electronic commerce platform and more uniformly implement and monitor our technologies. As a result, we believe that by combining our CattleinfoNet business network with our network of Interactive Marketing Facilities we will be able to more effectively and rapidly reduce the inefficiencies in the cattle industry and provide ranchers and producers with increased product quality, consistency, yield and safety.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

REVENUE

       Revenue increased from $160.4 million for the quarter ended June 30, 2000 to $326.6 million for the quarter ended June 30, 2001. Revenue from cattle sales increased from $159.8 million for the quarter ended June 30, 2000 to $326.2 million for the quarter ended June 30, 2001. This increase reflects a higher volume of cattle sales transactions brought about primarily through our acquisition activities. During the quarter ended June 30, 2001, we sold approximately 667,000 head of cattle versus 342,500 head sold in the comparable prior year period. Revenue from other products and services decreased by 30% from approximately $608,000 for the quarter ended June 30, 2000 to approximately $423,000 for the quarter ended June 30, 2001. This decrease is due primarily to a decline of approximately $323,000 in sales of our equine imaging systems and Nutricharge products, a $41,000 decrease in advertising revenues and a $33,000 decline in sales generated from our on-line information services. The decline in Nutricharge and equine imaging systems sales coincided with our announcement in January 2001 to discontinue support of these cattle-related products. The decline in sales of Nutricharge, equine imaging systems, on-line information services and advertising was offset in part by incremental revenues of approximately $211,000 derived from sales of cattle-related products and services, such as feed and veterinary services offered through our assimilation facilities, and also included approximately $67,000 in revenue generated from a pre-conditioning program that was discontinued during a previous quarter. We expect that cattle revenue will continue to account for the majority of our revenue base for the foreseeable future, while revenue from other products and services are expected to remain flat or decline slightly.

COST OF REVENUE

       Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases, that are primarily associated with supporting our on-line products and services. Cost of revenue attributed to cattle sales increased from $158.3 million for the quarter ended June 30, 2000 to $322.6 million for the quarter ended June 30, 2001, corresponding with the increased cattle sales activity. Cost of revenue attributed to other products and services increased by 6% from $697,000 for the quarter ended June 30, 2000 to $739,800 for the quarter ended June 30, 2001. This increase is due principally to higher costs for cattle-related products and services, such as feed and veterinary services, and also included approximately $244,000 in costs associated with a pre-conditioning program that was discontinued during a previous quarter. We generated a gross profit of $1.4 million and $3.3 million for the quarters ended June 30, 2000 and 2001, respectively. The increase in gross profit is due primarily to the increase in cattle revenue as cost of goods, principally direct cost to acquire cattle, did not increase in proportion to the increase in revenue. We expect that cost of revenue, in particular the direct costs to acquire cattle, will continue to account for the majority of our total costs of revenue for the foreseeable future and will fluctuate proportionately with the changes in volume of cattle sales. We anticipate that costs of revenue associated with other products and services will decline in the near term as we discontinue support for certain on-line product and service offerings, such as Interactive Manager and our on-line storefront.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased 7% from $7.1 million for the quarter ended June 30, 2000 to $7.6 million for the quarter ended June 30, 2001.

       Our selling expenses consist primarily of salaries and related benefit costs for sales and marketing personnel, material and supply purchases, telephone, and advertising and media expenses. Selling expenses decreased by 19% from $5.4 million for the quarter ended June 30, 2000 to $4.4 million for the quarter ended June 30, 2001. This decrease included a $1.3 million non-cash compensation charge recorded during the quarter ended June 30, 2000, that was associated with employee separations. Excluding this compensation charge, selling expenses rose approximately $300,000 or 7% for the quarter ended June 30, 2001 versus the same period a year ago. The increase in selling expenses was primarily associated with the businesses acquired during 2000 and January 2001, the operations of which were included for the entire quarter ended June 30, 2001. The acquisitions expanded the number of personnel within the sales organization and caused a corresponding increase in salaries and related benefit costs. Overall, selling expenses rose approximately $1.6 million during the quarter ended June 30, 2001, because of the addition of the acquired businesses. These expenses were partially offset by reductions in bonus, travel, consulting and advertising expenses in both the sales and marketing organizations. We anticipate selling expenses to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the quarter, which included workforce reductions, become fully realized.

       Our general and administrative expenses consist primarily of salaries and related benefit costs for executive, administrative, and finance personnel, insurance program charges, public company and investor relations expenses, telephone and professional service fees. General and administrative expenses increased by 191% from $1.7 million for the quarter ended June 30, 2000 to $3.2 million for the quarter ended June 30, 2001. The overall increase in general and administrative expenses was primarily associated with the businesses acquired during 2000 and January 2001, the operations of which were included for the entire quarter ended June 30, 2001. The acquisitions expanded the number of personnel within the administrative organization and caused a corresponding increase in salaries and related benefits costs. Overall, general and administrative expenses rose approximately $1.0 million during the quarter ended June 30, 2001, because of the addition of the acquired businesses. We expect general and administrative expenses to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the quarter, which included workforce reductions, become fully realized.

TECHNOLOGY AND DEVELOPMENT

       Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, software purchases and maintenance charges and project material costs. Our expenses decreased by 44% from $2.2 million for the quarter ended June 30, 2000 to $1.2 million for the quarter ended June 30, 2001. Reductions were made in consulting and project material costs ($450,000 and $90,000, respectively), following the completion or cancellation of certain projects, and declines were also recognized in travel expenses ($80,000), maintenance and repair costs ($35,000), bonus expense ($40,000) and project labor charges ($41,000). We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will decrease in the foreseeable future as the impacts of cost saving initiatives begun during the quarter, which included workforce reductions, become fully realized.

RESTRUCTURING AND RELATED CHARGES

       In an effort to reset our cost structure to the current business level, and focus on those products and services that have the most potential to add to our gross margin and help us achieve our near-term profitability goals, we announced plans on May 15, 2001, to reduce our workforce by approximately 60 personnel and write-down to fair value the value of non-strategic assets. Pursuant to these plans, we recorded restructuring and related charges of $14.2 million for the quarter ended June 30, 2001. The charge included $12.4 million for asset write-downs, primarily associated with discontinued product lines and a planned facility closing, an accrual for involuntary employee termination benefits and contract termination fees of $1.6 million, and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees. We expect the majority of the accrued employee termination benefits will be paid and funded with working capital during the third quarter of 2001. We anticipate that these actions will result in additional costs savings beginning during the third quarter of 2001, taking the form of reduced payroll, depreciation and amortization charges. We expect payroll reductions in general and administrative expenses of approximately $200,000, sales and marketing expenses of approximately $375,000, and technology and development expenses of approximately $700,000 during the third and fourth quarters of 2001, respectively. We also expect depreciation and amortization expenses will decline by approximately $850,000 during both third and fourth quarters of 2001.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization expense increased 130% from $2.0 million for the quarter ended June 30, 2000 to $4.6 million for the quarter ended June 30, 2001. The increase was primarily related to additional amortization charges of $1.8 million resulting from business acquisitions completed throughout 2000 and during January 2001. Increases in capital spending to support our infrastructure build-up also drove depreciation higher by $800,000 during the quarter ended June 30, 2001. We expect depreciation and amortization will decrease for the foreseeable future as major projects have been placed into service and our acquisition activity has subsided. In addition, the write-down of non-strategic assets associated with discontinued product lines and a planned facility closing will also cause a reduction in depreciation and amortization expenses.

OTHER INCOME AND EXPENSE

       Interest and other income, net decreased from $1.9 million for the quarter ended June 30, 2000 to $138,200 for the quarter ended June 30, 2001. This decrease was primarily due to a reduction in interest income generated by short-term investments and the repayment of a related party note receivable in November 2000, which generated interest income of approximately $547,000 during the quarter ended June 30, 2000. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers.

       Due to the losses incurred, we did not recognize income tax expense for the quarter ended June 30, 2000 or the quarter ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

REVENUE

       Revenue increased from $199.0 million for the six months ended June 30, 2000 to $651.8 million for the six months ended June 30, 2001. Revenue from cattle sales increased from $197.8 million for the six months ended June 30, 2000 to $650.7 million for the six months ended June 30, 2001. This increase reflects a higher volume of cattle sales transactions brought about primarily through our acquisition activities. During the six months ended June 30, 2001, we sold approximately 1.3 million head of cattle versus 409,000 head sold in the comparable prior year period. Revenue from other products and services decreased by 4% from approximately $1.2 million for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001. This decrease is due primarily to a decline of approximately $614,000 in sales of our equine imaging systems and Nutricharge products, a $77,000 decrease in advertising revenues and a $71,000 decline in sales generated from our on-line information services. The decline in Nutricharge and equine imaging systems sales coincided with our announcement in January 2001 to discontinue support of these cattle-related products. The decline in sales of Nutricharge, equine imaging systems, on-line information services and advertising was offset in part by incremental revenues of approximately $715,000 derived from sales of cattle-related products and services, such as feed and veterinary services offered through our assimilation facilities, and also included approximately $357,000 in revenue generated from a pre-conditioning program that was discontinued during a previous quarter. We expect that cattle revenue will continue to account for the majority of our revenue base for the foreseeable future, while revenue from other products and services are expected to remain flat or decline slightly.

COST OF REVENUE

       Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases, that are primarily associated with supporting our on-line products and services. Cost of revenue attributed to cattle sales increased from $196.1 million for the six months ended June 30, 2000 to $643.1 million for the six months ended June 30, 2001, corresponding with the increased cattle sales activity. Cost of revenue attributed to other products and services increased by 42% from $1.2 million for the six months ended June 30, 2000 to $1.7 million for the six months ended June 30, 2001. This increase is due principally to higher costs for cattle-related products and services, such as feed and veterinary services, and also included approximately $644,000 in costs associated with a pre-conditioning program that was discontinued during a previous quarter. We generated a gross profit of $1.7 million and $7.0 million for the six months ended June 30, 2000 and 2001, respectively. The increase in gross profit is due primarily to the increase in cattle revenue as cost of goods, principally direct cost to acquire cattle, did not increase in proportion to the increase in revenue. We expect that cost of revenue, in particular the direct costs to acquire cattle, will continue to account for the majority of our total costs of revenue for the foreseeable future and will fluctuate proportionately with the changes in volume of cattle sales. We anticipate that costs of revenue associated with other products and services will decline in the near term as we discontinue support for certain on-line product and service offerings, such as Interactive Manager and our on-line storefront.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased 26% from $12.2 million for the six months ended June 30, 2000 to $15.4 million for the six months ended June 30, 2001.

       Our selling expenses consist primarily of salaries and related benefit costs for sales and marketing personnel, material and supply purchases, telephone, travel, consulting and advertising and media expenses. Selling expenses increased by 10% from $9.0 million for the six months ended June 30, 2000 to $9.9 million for the six months ended June 30, 2001. This increase included a $1.3 million non-cash compensation charge recorded during the quarter ended June 30, 2000, that was associated with employee separations. Excluding this compensation charge, selling expenses rose approximately $2.2 million or 29% for the six months ended June 30, 2001 versus the same period a year ago. The increase in selling expenses was primarily associated with the businesses acquired during 2000 and January 2001, the operations of which were included for the entire six month period ended June 30, 2001. The acquisitions expanded the number of personnel within the sales organization and caused a corresponding increase in salaries and related benefit costs. Overall, selling expenses rose approximately $3.2 million during the six months ended June 30, 2001, because of the addition of the acquired businesses. These expenses were partially offset by reductions in bonus, relocation, travel, consulting and advertising expenses in both the sales and marketing organizations. We anticipate selling expenses on a quarterly basis to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the quarter ended June 30, 2001, which included workforce reductions, become fully realized.

       Our general and administrative expenses consist primarily of salaries and related benefit costs for executive, administrative, and finance personnel, insurance program charges, public company and investor relations expenses, telephone travel costs, and professional service fees. General and administrative expenses increased by 172% from $3.2 million for the six months ended June 30, 2000 to $5.5 million for the six months ended June 30, 2001. The overall increase in general and administrative expenses was primarily associated with the businesses acquired during 2000 and January 2001, the operations of which were included for the entire six month period ended June 30, 2001. The acquisitions expanded the number of personnel within the administrative organization and caused a corresponding increase in salaries and related benefits costs. Overall, general and administrative expenses rose approximately $2 million during the six months ended June 30, 2001, because of the addition of the acquired businesses. We expect general and administrative expenses on a quarterly basis to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the quarter ended June 30, 2001, which included workforce reductions, become fully realized.

TECHNOLOGY AND DEVELOPMENT

       Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, software purchases and maintenance charges and project material costs. Our expenses decreased by 24% from $3.4 million for the six months ended June 30, 2000 to $2.6 million for the six months ended June 30, 2001. Reductions were made in consulting and project material costs ($300,000 and $126,000, respectively), following the completion or cancellation of certain projects, and declines were also recognized in travel expenses ($165,000), bonus expense ($65,000) and project labor charges ($71,000). We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will decrease in the foreseeable future as the impacts of cost saving initiatives begun during the quarter ended June 30, 2001, which included workforce reductions, become fully realized.

RESTRUCTURING AND RELATED CHARGES

       In an effort to reset our cost structure to the current business level, and focus on those products and services that have the most potential to add to our gross margin and help us achieve our near-term profitability goals, we announced plans on May 15, 2001, to reduce our workforce by approximately 60 personnel and write-down to fair value the value of non-strategic assets. Pursuant to these plans, we recorded restructuring and related charges of $14.2 million for the quarter and six months ended June 30, 2001. The charge included $12.4 million for asset write-downs, primarily associated with discontinued product lines and a planned facility closing, an accrual for involuntary employee termination benefits and contract termination fees of $1.6 million, and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees. We expect the majority of the accrued employee termination benefits will be paid and funded with working capital during the third quarter of 2001. We anticipate that these actions will result in additional costs savings beginning during the third quarter of 2001, taking the form of reduced payroll, depreciation and amortization charges. We expect payroll reductions in general and administrative expenses of approximately $200,000, sales and marketing expenses of approximately $375,000, and technology and development expenses of approximately $700,000 during the third and fourth quarters of 2001, respectively. We also expect depreciation and amortization expenses will decline by approximately $850,000 during both the third and fourth quarters of 2001.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization expense increased 260% from $2.6 million for the six months ended June 30, 2000 to $9.3 million for the six months ended June 30, 2001. The increase was primarily related to additional amortization charges of $4.9 million resulting from business acquisitions completed throughout 2000 and during January 2001. Increases in capital spending to support our infrastructure build-up also drove depreciation higher by $1.8 million during the six months ended June 30, 2001. We expect depreciation and amortization will decrease for the foreseeable future as major projects have been placed into service and our acquisition activity has subsided. In addition, the write-down of non-strategic assets associated with discontinued product lines and a planned facility closing will also cause a reduction in depreciation and amortization expenses.

OTHER INCOME AND EXPENSE

       Interest and other income, net decreased from $3.0 million for the six months ended June 30, 2000 to $457,900 for the six months ended June 30, 2001. This decrease was primarily due to a reduction in interest income generated by short-term investments and the repayment of a related party note receivable in November 2000, which generated interest income of approximately $1.1 million during the six months ended June 30, 2000. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers.

       On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and recorded a charge to operations of $232,688, which is included as a cumulative effect of a change in accounting principle in the condensed consolidated financial statements.

       Due to the losses incurred, we did not recognize income tax expense for the six months ended June 30, 2000 or the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2001, our primary source of liquidity consisted of cash, highly liquid, high quality debt instruments, trade accounts receivable and cattle inventories. At June 30, 2001, we had cash and cash equivalents totaling $8.1 million compared to $42.8 million at December 31, 2000, and $10.3 million at March 31, 2001. Our working capital balance at June 30, 2001, was $24.7 million compared to $47.7 million at December 31, 2000, and $34.4 million at March 31, 2001.

       We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the six months ended June 30, 2001, net cash used in operating activities was $18.9 million and primarily consisted of net operating losses, increases in trade accounts receivable, inventories, cattle deposits and prepaid expenses which were offset in part by an increase in accounts payable. The increase in working capital requirements corresponded with a rise in cattle sales activity during the periods following the seasonal slowdown at fiscal year end. We expect that working capital requirements will continue to increase into the foreseeable future with the anticipated increase in cattle sales activity, particularly during the period from August through mid-December.

       Net cash used in investing activities was $15.9 million for the six months ended June 30, 2001. Our investing activities included the acquisitions of Bluegrass, Runnells-Peters, and Pennell for a combined $4.8 million of cash and capital expenditures of $6.6 million. In addition, we also paid the former shareholders of Eastern Livestock, Inc. ("Eastern") $4.5 million in cash during the six months ended June 30, 2001, pursuant to an asset purchase agreement dated May 1, 2000. We are scheduled to pay $300,000 in cash during August 2001 to the former shareholders of LeMaster Livestock, Inc. ("LeMaster") in connection with an asset purchase agreement executed in August 2000. We expect continued capital expenditures for the foreseeable future as we continue to effect our business strategy. However, we expect future spending on capital expenditures to be at a significantly lower rate than experienced during 2000.

       Net cash provided by financing activities was $148,000 for the six months ended June 30, 2001. Cash provided by financing activities was principally the result of stock option exercises offset in part by payments made on a capital lease obligation.

       Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, reduce our net cash outflow and manage the working capital required by seasonal fluctuations in cattle sales, particularly during the peak demand periods of the third and fourth quarters of our fiscal year. We currently expect that we will need additional debt or equity financing in the near term to fund our continuing operations at projected levels. If we are unable to obtain acceptable debt or equity financing, we may be required to significantly curtail our cattle sales activities which would negatively impact our financial condition.

       We currently expect to meet our near term capital requirements through use of a working capital line of credit. In this regard, we announced on July 18, 2001, the receipt of a commitment from the CIT Group/Business Credit, Inc. for a two-year $30 million revolving line of credit. The working capital line of credit is to be secured primarily by our accounts receivable and inventory and will bear interest, at our option, of Prime or LIBOR plus 300 basis points. Terms of this commitment include maintenance of certain financial covenants and is subject to customary closing contingencies, such as executing definitive loan documentation and materially adverse changes in the condition, financial or otherwise, of our business. We expect to close on this agreement with the lender prior to the expiration of the commitment on August 23, 2001.

       In connection with the announced lending commitment, we also intend to enter into a warrant purchase agreement with certain of our shareholders who will provide, in the aggregate, $9 million in standby letters of credit on our behalf as additional collateral for the credit facility. Execution of this agreement will require that we issue warrants for our common stock to these shareholders as consideration for providing and maintaining the letters of credit. The agreement provides for the issuance of warrants that are exercisable for an aggregate amount of up to 8% of the total outstanding common shares of the Company. Additional warrants of up to 2% of the total outstanding common shares of the Company could be issued if the letters of credit are drawn upon by the lender.

       The maximum term of the warrants is not to exceed 24 months and they will be issued at specified intervals and amounts beginning on the closing date of the credit facility. In the event the letters of credit are drawn upon by the lender and the drawn principal amount remains unpaid by the Company for 30 days, the shareholders will have the right to convert the outstanding amounts under the letters of credit into shares of our common stock up until the principal amount is repaid. However, the maximum amount of common shares issuable in connection with the agreement is 20% of the total outstanding shares of the Company as of the facility closing date. Common shares that would otherwise be issuable but for this restriction, will require approval by a majority of our shareholders. In addition to amortizing the fair value of the warrants over the term of the proposed line of credit, we will also be required to pay certain fees and expenses to these shareholders as consideration for providing and maintaining the letters of credit.

       As of July 31, 2001, we had approximately $23.4 million of working capital. Additionally, we have an informal agreement with a related party order-buyer to provide us up to $10 million of working capital support should the need arise before we secure our working capital line of credit. The working capital support will take the form of accelerated payments of amounts due to us and the purchase of inventory from us.

       We continue to explore other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through the issuance of equity securities or through alternative debt financing that provides for the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See also " Factors Affecting our Business, Financial Condition, and Results of Operations" below.

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

         We have incurred significant net losses since inception. We reported a net loss of approximately $33.1 million for the year ended December 31, 2000, or 4% of total revenue, and a net loss of approximately $34.5 million for the six months ended June 30, 2001, or 5% of total revenue. As of June 30, 2001, we had accumulated net losses totaling approximately $100 million. Our operating expenses have increased significantly in each year of our operation, and we anticipate that such expenses may continue to increase over the next several years, albeit at a lesser rate than previously experienced, as we expand our operations and execute on our business strategies. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

         To achieve profitability, we must successfully address the following risks:

         - lack of wide-scale commercial acceptance of our Internet cattle sales and services;
         - failure to expand the number of livestock industry participants currently using our network;
         - inability to respond promptly to competitive and industry developments;
         - failure to curtail spending in response to rapid fluctuations in the demand for cattle and cattle-related products and services;
         -        failure to achieve brand recognition;
         -        failure to introduce new products and services; and
         - failure to upgrade and enhance our technologies to accommodate expanded product and service offerings and increased customer traffic.

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

         For the six months ended June 30, 2001, we relied on cattle sales for over 99% of our revenue and we expect to rely on the success of our cattle sales and auction services for a significant majority of our revenue for the foreseeable future. As a result, our ability to achieve commercial acceptance of our cattle sales is critical to our ability to obtain future revenue. To date, we have not achieved enough revenues from internet-based cattle sales that are sufficient for us to determine whether these services will achieve commercial acceptance. Any failure to successfully gain commercial acceptance of these services would harm our business and the results of our operations. In addition, as the result of our dependence on cattle sales, if the demand for beef declines, the demand for our products and services would likely decline, and our results of operations would be harmed.

         We recently completed significant acquisitions of businesses and technologies and we may make other business acquisitions in the future, which may be difficult to integrate into our business and may disrupt or negatively impact our business.

         We recently made investments in and acquisitions of complementary companies, technologies and assets that constitute critical aspects of our current and future business operations. If we fail to successfully integrate the operations of these companies, technologies or assets into our business, we may not be able to successfully execute our business strategy. In connection with a number of our acquisitions we hired key employees. The businesses we have acquired are critical to our current business operations and growth strategy.

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

         We cannot assure that we will be able to effectively or successfully manage our growth. If we are unable to manage our growth effectively, our business operations would suffer. We seek to grow by increasing transaction and subscription volume and adding new products and services. Our growth is likely to place a significant strain on our resources and systems. As we continue to manage the scope of our operations, we will need an effective planning and management process to implement our business strategy successfully and we will need to implement new and improve existing systems, procedures and controls. We will also need to train and manage our workforce effectively.

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

         While we have recently implemented a disaster recovery plan, our network server, satellites, computers and facilities are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, earthquakes, telecommunications failures, system failures, Internet brownouts, computer viruses, electronic break-ins and similar disruptions. We depend on these systems to provide our customers with online cattle sales and auction services, feedlot and cattle industry analyses, and cattle inventory management tools. Any substantial interruptions could result in the loss of data and could impair our ability to provide our products and services to customers and to generate revenues. Moreover, our business interruption insurance may not be sufficient to compensate us for losses that may occur if any of our Internet-based services are interrupted.

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

         The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities. Internet Capital Group and Safeguard together have the power to vote approximately 56% (as of June 30, 2001) of the aggregate number of votes to which the holders of our common stock are entitled. As a result, these stockholders will be able to control all matters requiring stockholder approval.

         In addition, currently five of the nine members of our board of directors also serve as directors and/or officers of Internet Capital Group and Safeguard. Internet Capital Group has the right to elect two directors to our board. Under the joint venture agreement, Safeguard and Internet Capital Group have agreed to vote for two designees of Safeguard and two designees of Internet Capital Group in all future elections of directors. Internet Capital Group and Safeguard will therefore have the ability to significantly influence our management.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30, 2001, we had cattle futures contracts with purchase commitments of $74 million and sales commitments of $14 million. The contract lives are generally less than six months. Any changes in the value of the futures contracts is generally balanced by an offsetting position in the cash market prices of the delivered livestock. However, we are exposed to market risk for futures contracts that are not balanced with an offsetting position.

         Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of June 30, 2001, our investments consisted of $117,000 in cash equivalents with maturities of less than three months and $1.9 million in certificates of deposit with a maturity of less than six months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in the legal proceedings previously reported.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

STOCK OPTION EXCHANGE PROGRAM

       On June 29, 2001, we commenced a voluntary offer to eligible employees to exchange currently outstanding stock options for new options. The offer expired on August 6, 2001 and, effective on that date, we accepted for exchange options to purchase an aggregate of 197,125 shares of our Class A common stock. The stock options accepted for exchange were cancelled on August 6, 2001, and are expected to be granted on or after February 11, 2002.

PROPOSED CREDIT FACILITY AND WARRANT PURCHASE AGREEMENT

         In connection a lending commitment received on July 18, 2001, we intend to enter into a warrant purchase agreement with certain of our shareholders who will provide, in the aggregate, $9 million in standby letters of credit on our behalf as additional collateral for the proposed credit facility. Execution of this agreement will require that we issue warrants for our common stock to these shareholders as consideration for providing and maintaining the letters of credit. The agreement provides for the issuance of warrants that are exercisable for an aggregate amount of up to 8% of the total outstanding common shares of the Company. Additional warrants of up to 2% of the total outstanding common shares of the Company could be issued if the letters of credit are drawn upon by the lender.

The maximum term of the warrants is not to exceed 24 months and they will be issued at specified intervals and amounts beginning on the closing date of the credit facility. In the event the letters of credit are drawn upon by the lender and the drawn principal amount remains unpaid by the Company for 30 days, the shareholders will have the right to convert the outstanding amounts under the letters of credit into shares of our common stock up until the principal amount is repaid. However, the maximum amount of common shares issuable in connection with the agreement is 20% of the total outstanding shares of the Company as of the credit facility closing date. Common shares that would otherwise be issuable but for this restriction, will require approval by a majority of our shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders on May 24, 2001. At the meeting, the shareholders voted in favor of the following item listed in our Proxy Statement dated April 19, 2001:

I.       Election of Eight Directors

         The number of votes cast for or withheld with respect to the election of each of the directors is set forth below:

                                             FOR          WITHHELD
                                          ----------      --------
         Charles L. Abraham               36,933,138      941,890
         John S. Scott, Ph.D              36,894,261      980,767
         Douglas A. Alexander             37,721,786      153,242
         Thomas C. Lynch                  37,734,529      140,499
         John W. Poduska, Sr., Ph.D       37,822,834       52,194
         James P. Ebzery                  37,814,232       60,796
         Christopher J. Davis             37,781,829       93,199
         Thomas L. Tippens                37,822,043       52,985

         There were no broker non-votes with respect to the election of directors.

         Subsequent to our Annual Meeting of Stockholders, the Board of Directors elected to increase the size of our Board from eight to ten members and simultaneously elected Messrs. John C. Foltz and Robert E. Drury to serve as directors until our next Annual Meeting of Stockholders. In addition, the Board accepted the resignation of Thomas C. Lynch as director and elected James S. Adams to serve as director until our next Annual Meeting of Stockholders. The Board also accepted the resignation of Charles L. Abraham as CEO and director and appointed Thomas L. Tippens as interim CEO.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         There were no exhibits required to be filed for the quarter ended June 30, 2001.

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K for the quarter ended June 30, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 2001              eMerge Interactive. Inc.

                   By:
                                             President, Chief Executive
                   /s/ Thomas L. Tippens     Officer and Director (Principal
                   ---------------------     Executive Officer)
                   Thomas L. Tippens

                                             Vice President and Chief Financial
                   /s/ Reid Johnson          Officer (Principal Financial and
                   ---------------------     Accounting Officer)
                   Reid Johnson