Form 10-Q
period 2001-09-30
EMERGE INTERACTIVE INC
filed 2001-11-14
CIK 1092605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001,

                                       Or

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from          to
                                           --------    --------

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

                                 (561) 299-8000
                                 --------------
               Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]


The number of shares of the registrant's common stock, $0.008 par value, outstanding as of November 12, 2001, was 39,597,172. There were 33,902,727 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.

================================================================================

                            EMERGE INTERACTIVE, INC.

                           FORM 10-Q QUARTERLY REPORT
                   (For Nine Months Ended September 30, 2001)

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----

 Part I     FINANCIAL INFORMATION

  Item 1.   Financial Statements:
            Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001.............3
            Condensed Consolidated Statements of Operations for the three months ended September 30,
            2000 and 2001....................................................................................4
            Condensed Consolidated Statements of Operations for the nine months ended September 30,
            2000 and 2001....................................................................................5
            Condensed Consolidated Statement of Stockholders' Equity  for the nine months ended
            September 30, 2001...............................................................................6
            Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
            2000 and 2001....................................................................................7
            Notes to Condensed Consolidated Financial Statements.............................................8
  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........18
  Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................32

 Part II    OTHER INFORMATION

  Item 1.   Legal Proceedings...............................................................................32
  Item 2.   Changes in Securities and Use of Proceeds.......................................................32
  Item 4.   Submission of Matters to a Vote of Security Holders.............................................33
  Item 6.   Exhibits and Reports on Form 8-K................................................................33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            EMERGE INTERACTIVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                                                  2000              2001
                                                                                              ------------        -------------

Current assets:
    Cash and cash equivalents                                                                 $  42,811,572       $  18,226,784
    Trade accounts receivable, less allowance for doubtful accounts of $167,937 in 2000
    and $351,862 in 2001                                                                         12,141,867          20,616,353
    Inventories (note 3)                                                                          3,704,250           4,306,699
    Cattle deposits                                                                               2,185,670           4,404,211
    Prepaid expenses                                                                              1,070,674           2,529,996
    Other current assets                                                                            697,536             227,670
    Due from related parties (note 4)                                                             3,479,492           2,730,524
                                                                                              -------------       -------------
         Total current assets                                                                    66,091,061          53,042,237

Property, plant and equipment, net of accumulated depreciation of $2,899,321 in 2000 and
$5,409,117 in 2001                                                                               20,567,939          16,758,471
Investment in Turnkey Computer Systems, Inc.                                                      3,010,603           2,835,889
Intangible assets, net of accumulated amortization of $8,131,310 in 2000 and $18,342,089
in 2001                                                                                          57,377,620           8,341,358
Restricted cash                                                                                   1,505,000           1,983,131
                                                                                              -------------       -------------

Total assets                                                                                  $ 148,552,223       $  82,961,086
                                                                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of capital lease obligations                                         $     216,516       $     337,743
    Line of credit (note 5)                                                                              --          14,573,870
    Accounts payable                                                                              9,509,316          11,946,402
    Accrued liabilities:
         Purchase consideration                                                                   4,800,000                  --
         Salaries and benefits                                                                      850,533             711,320
         Other                                                                                    1,124,649             579,271
    Advance payments from customers                                                                 663,850             681,790
    Due to related parties (note 4)                                                               1,219,417             202,150
                                                                                              -------------       -------------
         Total current liabilities                                                               18,384,281          29,032,546

    Capital lease obligations, excluding current installments                                        90,820             635,522
                                                                                              -------------       -------------
Total liabilities                                                                                18,475,101          29,668,068
                                                                                              -------------       -------------

    Common stock, $.008 par value, authorized 100,000,000 shares:
         Class A common stock, designated 92,711,110 shares, issued and outstanding
           29,445,228 shares in 2000 and 33,902,727 shares in 2001                                  235,561             271,221
         Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and
           outstanding in 2000 and 2001                                                              45,556              45,556
     Additional paid-in capital                                                                 195,347,598         200,239,033
     Accumulated deficit                                                                        (65,511,023)       (147,215,180)
     Unearned compensation                                                                          (40,570)            (47,612)
                                                                                              -------------       -------------
         Total stockholders' equity                                                             130,077,122          53,293,018
                                                                                              -------------       -------------

Total liabilities and stockholders' equity                                                    $ 148,552,223       $  82,961,086
                                                                                              =============       =============



See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)


                                                                                          Three Months
                                                                                             Ended
                                                                                         September 30,
                                                                                    2000                2001
                                                                                -------------       -------------
Revenue (including sales to related parties of approximately $119,700,000
  in 2000 and $90,808,000 in 2001, note 4)                                      $ 277,350,736       $ 246,757,224

Cost of revenue (including purchases from related parties of approximately
  $20,500,000 in 2000 and $17,249,000 in 2001, note 4)                            273,644,888         243,382,940
                                                                                -------------       -------------
     Gross profit                                                                   3,705,848           3,374,284
                                                                                -------------       -------------

Operating expenses:
   Selling, general and administrative                                              6,613,397           5,511,172
   Technology and development                                                       2,382,535             933,334
   Impairment, restructuring and related charges (note 10)                                 --          39,755,186
   Depreciation and amortization of intangibles                                     3,278,072           4,280,402
                                                                                -------------       -------------
     Total operating expenses                                                      12,274,004          50,480,094
                                                                                -------------       -------------
     Operating loss                                                                (8,568,156)        (47,105,810)

Equity loss in unconsolidated investee                                                     --             (77,137)
Interest expense                                                                     (104,789)           (159,618)
Interest and other income, net                                                      1,395,152              92,102
                                                                                -------------       -------------

Net loss                                                                        $  (7,277,793)      $ (47,250,463)
                                                                                =============       =============

Net loss per common share - basic and diluted                                   $       (0.21)      $       (1.32)
                                                                                =============       =============


Weighted average number of common shares outstanding - basic and diluted           34,553,454          35,761,243
                                                                                =============       =============



See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)


                                                                                            Nine Months
                                                                                              Ended
                                                                                          September 30,
                                                                                     2000                2001
                                                                                -------------       -------------
Revenue (including sales to related parties of approximately $178,200,000       $ 476,319,721       $ 898,553,598
     in 2000 and $257,614,000 in 2001, note 4)

Cost of revenue (including purchases from related parties of approximately
       $36,400,000 in 2000 and $64,752,000 in 2001, note 4)                       470,903,797         888,198,539
                                                                                -------------       -------------

     Gross profit                                                                   5,415,924          10,355,059
                                                                                -------------       -------------

Operating expenses:
   Selling, general and administrative                                             18,851,666          20,925,414
   Technology and development                                                       5,823,984           3,566,931
   Impairment, restructuring and related charges (note 10)                                 --          53,960,795
   Depreciation and amortization of intangibles                                     5,808,334          13,625,427
                                                                                -------------       -------------
     Total operating expenses                                                      30,483,984          92,078,567
                                                                                -------------       -------------

     Operating loss                                                               (25,068,060)        (81,723,508)

Equity loss in unconsolidated investee                                                     --            (174,714)
Interest expense                                                                     (104,789)           (161,326)
Interest and other income, net                                                      4,405,416             588,079
                                                                                -------------       -------------

     Loss from continuing operations                                              (20,767,433)        (81,471,469)

Income from operations of discontinued transportation segment                          84,634                  --
Cumulative effect of a change in accounting principle                                      --            (232,688)
                                                                                -------------       -------------


     Net loss                                                                   $ (20,682,799)      $ (81,704,157)
                                                                                =============       =============



Net loss from continuing operations per common share - basic and diluted        $       (0.68)      $       (2.30)
                                                                                =============       =============



Net loss per common share - basic and diluted                                   $       (0.68)      $       (2.30)
                                                                                =============       =============


Weighted average number of common shares outstanding - basic and diluted           30,604,604          35,578,598
                                                                                =============       =============


See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                       Common Stock                     Common Stock
                                                          Class A                         Class B
                                                --------------------------        ------------------------
                                                  Shares           Amount           Shares         Amount
                                                ----------        --------        ---------        -------
Balances as of December 31, 2000                29,445,228        $235,561        5,694,445        $45,556
Issuance of 188,356 shares of common
    stock in connection with business
    combinations (note 9)                          188,356           1,507               --             --
Exercise of stock options for cash
    (note 8)                                       269,143           2,153               --             --
Issuance of 4,000,000 shares of
    common stock for cash                        4,000,000          32,000               --             --
Issuance of 764,328 common stock
    purchase warrants (note 6)                          --              --               --             --
Net loss                                                --              --               --             --
Unearned compensation                                   --              --               --             --
Amortization of unearned compensation                   --              --               --             --
                                                ----------        --------        ---------        -------

Balances as of September 30, 2001               33,902,727        $271,221        5,694,445        $45,556
                                                ==========        ========        =========        =======



                                                Additional
                                                 Paid-in           Accumulated     Unearned
                                                 Capital             Deficit     Compensation          Total
                                               -----------       -------------   ------------      ------------
Balances as of December 31, 2000               195,347,598       $ (65,511,023)   $ (40,570)       $130,077,122
Issuance of 188,356 shares of common
    stock in connection with business
    combinations (note 9)                          685,993                  --           --             687,500
Exercise of stock options for cash
    (note 8)                                       299,288                  --           --             301,441
Issuance of 4,000,000 shares of
    common stock for cash                        2,662,418                  --           --           2,694,418
Issuance of 764,328 common stock
    purchase warrants (note 6)                     914,376                  --           --             914,376
Net loss                                                           (81,704,157)          --         (81,704,157)
Unearned compensation                              329,360                         (329,360)                 --
Amortization of unearned compensation                   --                   --     322,318             322,318
                                               -----------       --------------   ---------        ------------

Balances as of September 30, 2001              200,239,033       $(147,215,180)   $ (47,612)       $ 53,293,018
                                               ===========       ==============   =========        ============


See accompanying notes to condensed consolidated financial statements.

                            EMERGE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)


                                                                     2000               2001
                                                                -------------       ------------
Cash flows from operating activities:
  Net loss                                                      $ (20,682,799)      $(81,704,157)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Cumulative effect of a change in accounting principle                 --            232,688
     Depreciation and amortization                                  5,897,287         13,737,081
     Accretion to redemption value of note receivable              (1,642,474)                --
     Equity loss (income) in unconsolidated investee                       --            (29,712)
     Non-cash compensation                                          1,339,268            301,156
     Amortization of unearned non-cash compensation                    13,524             21,161
     Impairment and related charges                                        --         51,784,210
     Provision for obsolescence                                            --            265,000
     Increase in fair value of derivatives                                 --           (551,735)
     Changes in operating assets and liabilities:
      Trade accounts receivable, net                              (31,802,505)        (8,474,486)
      Inventories                                                  (2,702,287)          (593,784)
      Cattle deposits                                              (3,865,781)        (1,485,161)
      Prepaid expenses and other assets                               489,092           (285,093)
      Restricted Cash                                              (1,505,000)          (478,131)
      Net assets of discontinued operations                           297,003                 --
      Due from related parties, net                                (7,576,027)          (268,299)
      Accounts payable and accrued liabilities                     19,289,369          1,840,199
      Advance payments from customers                               1,030,835             17,940
                                                                -------------       ------------
  Net cash used in operating activities                           (41,420,489)       (26,187,022)
                                                                -------------       ------------

Cash flows from investing activities:
    Business combinations, net of cash acquired                   (33,081,917)        (9,311,770)
    Purchase of short term investments                             (1,290,000)                --
    Purchase of property, plant and equipment                     (10,143,412)        (6,457,640)
                                                                -------------       ------------
         Net cash used in investing activities                    (44,515,329)       (15,769,410)
                                                                -------------       ------------

Cash flows from financing activities:
    Net borrowings on line of credit                                       --         14,573,870
    Net payments to related parties                               (11,399,344)                --
    Payment on note payable                                          (900,000)                --
    Payments on capital lease obligations                            (306,388)          (198,087)
    Net proceeds from issuance of common stock                    107,962,304          2,995,859
                                                                -------------       ------------
         Net cash provided by financing activities                 95,356,572         17,371,642
                                                                -------------       ------------

Net change in cash                                                  9,420,754        (24,584,788)

Cash and cash equivalents, beginning of period                     12,316,497         42,811,572
                                                                -------------       ------------

Cash and cash equivalents, end of period                        $  21,737,251       $ 18,226,784
                                                                =============       ============

Supplemental disclosures:
  Cash paid for interest                                        $     359,721       $    141,813
  Issuance of Class A common stock in connection with
   business combinations (note 9)                                  21,802,500            687,500
  Acquisition of equipment through capital lease obligations               --            864,015
  Issuance of warrants for debt issue costs                                --            914,376
  Liabilities incurred in connection with business
    combination                                                     6,675,000                 --
  Conversion of Series A, B, and C preferred stock and
    redeemable Class A common stock into Class A
    common stock                                                      513,775                 --
  Conversion of Series D preferred stock into Class B
    common stock                                                       45,556                 --

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

                  The Company's condensed consolidated balance sheet as of December 31, 2000, has been derived from the Company's audited balance sheet as of that date. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2000 and 2001, have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations and cash flows for the periods ended September 30, 2000 and 2001.

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

         (f)      Impairment of Long-Lived Assets

                  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, the recoverability of the assets to be held and used is measured by comparing the carrying amount of the assets to the future net cash flows expected to be generated by those assets. If this review indicates that the assets will not be recoverable, the carrying values of the Company's assets are reduced to their estimated fair value.

         (g)      Investment Securities

                  As of September 30, 2001, the Company held approximately $119,000 of highly liquid debt instruments with maturities of 90 days or less included in cash equivalents and approximately $1,983,000 in certificates of deposit with maturities of 180 days or less included in restricted cash. The Company accounts for all of these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of September 30, 2001, all of the Company's debt instruments and investments were classified as held-to-maturity and their amortized cost approximated fair value due to their short-term nature.

         (h)      Fair Value of Financial Instruments

                  The carrying value of cash and cash equivalents, trade accounts receivable, restricted cash, amounts due to and from related parties, line of credit, accounts payable, accrued liabilities and advance payments from customers approximates their fair value at December 31, 2000 and September 30, 2001, due to the short-term maturity of these instruments.

         (i)      Revenue Recognition

                  The Company generates the majority of its revenue from cattle sales transactions where it acts as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where the Company is the principal in the arrangement, the Company purchases cattle and takes title from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For cattle sales transactions in which the Company acts as an agent, the Company sells cattle consigned to it on a commission basis, where it is subject to inventory and credit risk, or the Company sells cattle on a fee basis. In these types of transactions, revenue is recorded on a net basis. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

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

         (l)      Net Loss Per Share

                  Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company's stock options (4,167,127 shares at December 31, 2000 and 4,839,352 shares at September 30, 2001) have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

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

         (m)      Hedging Activities

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 in June 1999 to require implementation of the standard beginning January 1, 2001. SFAS No. 133 was amended further by SFAS No. 138 in June 2000. The Company adopted the provisions of SFAS No. 133, as amended, on January 1, 2001, and recorded a cumulative effect of a change in accounting principle of approximately $232,700. As of September 30, 2001, the Company has cattle futures contracts with purchase commitments of approximately $55 million and sales commitments of approximately $14 million. The change in fair value of all derivative contracts amounted to approximately $552,000 for the nine months ended September 30, 2001 and is included in cost of cattle revenues. The contract lives are generally less than six months.

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

         (n)      Comprehensive Income (Loss)

                  Comprehensive income (loss) is net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has no such transactions, events or circumstances during the nine months ended September 30, 2000 and 2001. Thus, comprehensive loss is the same as net loss for each of the three and nine-month periods ended September 30, 2000 and 2001.

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

                  SFAS No. 142 will also require the Company to perform an assessment of whether there is an indication that goodwill, including equity-method goodwill, is impaired as of the date of adoption. The Company will have up to twelve months from the date of adoption to determine whether impairment exists. Any transitional impairment loss that is identified as a result of adopting SFAS No. 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

                  As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill and intangible assets of approximately $10.4 million, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to intangible assets was approximately $7,855,000 and $10,122,000 for the year ended December 31, 2000 and nine months ended September 30, 2001, respectively. As a result of the impairment charges recorded during the nine months ended September 30, 2001, the Company does not expect adoption of SFAS No. 141 and 142 will have a material effect on the Company's financial statements.

         (q)      Reclassifications

                  Certain reclassifications have been made to the 2000 condensed consolidated financial statements in order to conform to 2001 classifications. The changes had no effect on previously reported operations.


(3)      INVENTORIES

         Inventories consist of:

                                        2000            2001
                                    ----------      ----------

               Cattle                3,315,407       3,891,781
               Other                   388,843         414,918
                                    ----------      ----------

                                    $3,704,250      $4,306,699
                                    ==========      ==========


(4)      RELATED PARTY TRANSACTIONS

         Amounts due from related parties consist of:

                                                   2000            2001
                                               ----------      ----------

               Eastern Livestock, Inc.         $2,424,264      $1,289,719
               Employees and shareholders       1,055,228       1,440,805
                                               ----------      ----------

                                               $3,479,492      $2,730,524
                                               ==========      ==========

         Amounts due to related parties consist of:

                                                                                 2000          2001
                                                                             ----------      --------

               XL Vision                                                     $  313,009      $     --
               Safeguard Scientifics, Inc. and Safeguard Delaware, Inc.
               Eastern Livestock, Inc.                                           12,115            --
               Employees and shareholders                                       321,362       123,157
                                                                                572,931        78,993
                                                                             ----------      --------

                                                                             $1,219,417      $202,150
                                                                             ==========      ========


         The Company has both cattle sales and purchase transactions with Eastern Livestock, Inc., certain employees and shareholders' related businesses in the ordinary course of business. These sales and purchases are made on trade accounts with the same credit terms of the Company's other customers and suppliers. Cattle sales to related parties amounted to $178,200,000 and $257,614,000 for the nine months ended September 30, 2000 and 2001, respectively. Cattle purchases from related parties amounted to $36,400,000 and $64,752,000 for the nine months ended September 30, 2000 and 2001, respectively.

(5)      LINE OF CREDIT

         In August 2001, the Company entered into a $30 million revolving line of credit agreement (the "LOC") from The CIT Group/Business Credit, Inc. ("CIT"). The LOC is secured primarily by receivables and inventories, bears interest at the Company's option of Prime or LIBOR plus 300 basis points, payable monthly. The LOC may be utilized for working capital purposes and matures in 24 months. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit our ability to undertake additional acquisitions, make certain changes in management, or otherwise limit obligations undertaken by, or operations of, eMerge. One of the loan covenants requires the Company achieve quarterly EBITDA of a loss no greater than $1.5 million. The Company did not comply with this covenant for the quarter ended September 30, 2001 as it had an EBITDA loss of $3.1 million. As of September 30, 2001, there were borrowings of $14,573,870 outstanding under this arrangement with CIT, but as of November 8, 2001 the balance on this line of credit was $0. The Company does not currently expect to make additional borrowings under this facility. However, if additional borrowings are required, the Company will likely be required to obtain a waiver in order to access this facility. Failure to obtain a waiver will require the Company to seek other funding alternatives. There are no assurances that a waiver or additional funding can be obtained.

(6)      STOCK PURCHASE WARRANTS

         In connection with the line of credit agreement, the Company entered into a warrant purchase agreement with certain stockholders who are providing, in the aggregate, $9 million in standby letters of credit on the Company's behalf as additional collateral for the LOC. As part of this agreement, the Company issued 764,328 stock purchase warrants to these stockholders as consideration for providing and maintaining the letters of credit. The warrants are exercisable at $1.55 per share and expire on August 24, 2004. The warrants were valued using the Black-Scholes model with the following assumptions: expected term - 3 years, risk free interest rate - 4.25% and volatility - 135.0%. These assumptions yielded a value of $914,376, which was charged to debt issue costs and is being amortized on a straight line basis to interest expense over the two year term of the LOC.

         In addition to the warrants issued with the closing of the LOC agreement, these certain stockholders are eligible to receive additional stock purchase warrants under the following schedule:
         February 28, 2002 - 764,328 shares; August 31, 2002 - 764,328 shares;
         February 28, 2003 - 764,328 shares if the letters of credit remain in place as of these dates. The number of shares into which these additional warrants may be exercised will be reduced on a pro rata basis in conjunction with a reduction in the amount covered by the standby letters of credit. Additional warrants of up to 764,328 shares of eMerge common stock could be issued if the lender draws upon the letters of credit. In addition to the stock purchase warrants, the Company is required to reimburse each of these certain stockholders for their expenses associated with the letters of credit plus 1%.

         The maximum term of the warrant purchase agreement is not to exceed 24 months and ends simultaneously with the loan agreement. In the event the letters of credit are drawn upon by the lender and the drawn principal amount remains unpaid by the Company for 30 days, the stockholders will have the right to convert the outstanding amounts under the letters of credit into shares of common stock up until the principal amount is repaid. However, the maximum amount of common shares issuable in connection with the agreement is 3,821,640. Common shares that would otherwise be issuable but for this restriction, will require approval by a majority of our stockholders.

(7)      SEGMENT INFORMATION

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

         The following summarizes revenue, cost of revenue and gross profit
         (loss) information related to the Company's two operating segments:

                                          THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                            2000                   2001                   2000                    2001
                                       -------------           ------------          -------------           -------------
         Revenue:
                   Cattle              $ 276,745,885           $246,311,138          $ 474,564,732           $ 897,005,033
                   Other                     604,851                446,086              1,754,989               1,548,565
                                       -------------           ------------          -------------           -------------

             Total                     $ 277,350,736           $246,757,224          $ 476,319,721           $ 898,553,598
                                       =============           ============          =============           =============

         Cost of revenue:
                   Cattle              $ 272,988,081           $243,054,819          $ 469,070,148           $ 886,183,040
                   Other                     656,807                328,121              1,833,649               2,015,499
                                       -------------           ------------          -------------           -------------

             Total                     $ 273,644,888           $243,382,940          $ 470,903,797           $ 888,198,539
                                       =============           ============          =============           =============

         Gross profit (loss):
                   Cattle              $   3,757,804           $  3,256,319          $   5,494,584           $  10,821,993
                   Other                     (51,956)               117,965                (78,660)               (466,934)
                                       -------------           ------------          -------------           -------------

             Total                     $   3,705,848           $  3,374,284          $   5,415,924           $  10,355,059
                                       =============           ============          =============           =============


         The Company's assets and other statement of operations data are not allocated to a segment.

(8)      STOCK PLAN

         A summary of stock option transactions for the nine months ended September 30, 2001, follows:

                                                                                                               WEIGHTED
                                                                                               WEIGHTED        AVERAGE
                                                                               RANGE OF         AVERAGE       REMAINING
                                                                            EXERCISE PRICE     EXERCISE      CONTRACTUAL
                                                            SHARES             PER SHARE         PRICE      LIFE (IN YEARS)
                                                           --------         --------------     --------     --------------

         Balance outstanding, December 31, 2000            4,167,127          $ 0.80-62.38     $  8.73          8.60
                                                                                                                ====

               Granted                                     3,084,500            0.68-5.73         1.96
               Exercised                                    (269,143)           0.80-2.40         1.13
               Cancelled                                  (2,143,132)           0.80-62.37       10.69
                                                          ----------          ------------     -------

         Balance outstanding, September 30, 2001           4,839,352          $ 0.80-62.38     $  3.98          8.77
                                                          ==========          ============     =======          ====


         For the nine months ended September 30, 2001, the Company recognized approximately $318,000 of stock compensation expense resulting from the accelerated vesting of stock options. Stock compensation expense of approximately $226,000 and $92,000 is included in restructuring and related charges and selling, general and administrative expenses, respectively, within the condensed consolidated statements of operations.

(9)      ACQUISITIONS

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

         In addition to the above payments, the Company paid approximately $4,800,000 of additional purchase consideration in 2001 related to purchase business combinations closed during 2000.

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

                                         Three Months Ended                    Nine Months Ended
                                           September 30,                          September 30,
                                 ---------------------------------       ----------------------------------
                                      2000                2001                2000                2001
                                 -------------       -------------       -------------       -------------
         Revenue                 $ 282,133,149       $ 246,757,224       $ 497,077,555       $ 898,553,598
         Net loss                   (7,528,070)        (47,250,463)        (21,160,051)        (81,704,156)
         Net loss per share      $       (0.22)      $       (1.32)      $       (0.69)      $       (2.30)

(10)     IMPAIRMENT, RESTRUCTURING AND RELATED CHARGES

         From May 2000 through January 2, 2001, we made nine acquisitions consisting of cattle order buying or livestock marketing facilities, for approximately $72.3 million. Approximately 89.6% of the purchase price was allocated to intangible assets. In September 2001, the Company determined that it needs to continue its focus on opportunities that have significant, sustainable revenues with meaningful gross margins. The Company also determined that this focus is not best served by owning and operating these businesses. Accordingly, the Company is entering into lease and operating agreements for its cattle brokerage operations with several key individuals that currently manage these businesses. In general, the terms of the lease and operating agreements provide for 1) the sharing of profits and losses, with the majority allocated to eMerge, 2) each facility securing its own line of credit for working capital purposes and 3) each facility being responsible for its entire operation, including payroll and operating expenses. The Company anticipates completing the transactions during the fourth quarter of 2001 and expects the net effect of these transactions to ongoing operating cash flow, before interest, taxes, depreciation and amortization, to be neutral.

         In connection with these transactions and pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of the long-lived assets, including intangibles of its cattle order buying and livestock marketing businesses. Since the acquisition of these businesses the cattle industry has experienced difficulties due to an extended drought in the southern plains and the southeast which led to a decrease in the availability of feeder cattle for sale, which has led to a significantly reduced number of head sold in each quarter of 2001. As a result of this evaluation, the Company determined that many of these acquired facilities estimated future undiscounted cash flows were below the carrying value of the associated long-lived assets. Accordingly, as of September 30, 2001, the Company adjusted the carrying value of the acquired facilities long-lived assets, primarily intangible assets to their estimated fair value of approximately $6.6 million, resulting in a noncash impairment loss of approximately $39.4 million ($1.10 per share). The estimated fair value was based on anticipated future cash flows discounted at a rate of 10%.

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

         During the three months ended September 30, 2001, additional restructuring charges of $307,000 (as shown in the following table) were incurred for employee severance and related benefits for several employees notified after June 30, 2001 and additional costs incurred in sub-leasing the closed facility.

         A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying condensed consolidated balance sheets) for the nine months ended September 30, 2001, follows:


                                                2001
                                            -----------
         Balance at December 31, 2000       $        --

         New charges                          1,619,212
         Cash payments                         (573,760)
         Other adjustments                           --
                                            -----------

         Balance at June 30, 2001           $ 1,045,452
                                            ===========

         New charges                            307,174
         Cash payments                       (1,064,115)
         Other adjustments                           --
                                            -----------

         Balance at September 30, 2001      $   288,511
                                            ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

         We are a technology company providing individual-animal tracking data management and supply procurement services to the $40 billion U.S. beef-production industry. Our technologies primarily focus on information-management, individual-animal tracking such as CattleLog, our exclusive individual-animal data collection and reporting system that enables beef-verification and branding and other technologies designed to enhance consumer confidence in beef safety. Our cattle marketing operation is the largest in the U.S. and consists of regional livestock marketing and order buying facilities, a nationwide network of cattle representatives and an online auction and brokerage service that combined have the capacity to market four million head of cattle annually. We offer our products and services to cattle industry participants through our web-based business network, our proprietary information management applications and our direct sales force. Our current products and services include:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

REVENUE

         Revenue decreased from $277.3 million for the quarter ended September 30, 2000 to $246.8 million for the quarter ended September 30, 2001. Revenue from cattle sales decreased from $276.7 million for the quarter ended September 30, 2000 to $246.3 million for the quarter ended September 30, 2001. This decrease reflects a lower volume of cattle sales transactions brought about primarily by a decrease in feeder cattle available for sale. During the quarter ended September 30, 2001, we sold approximately 582,900 head of cattle versus 632,800 head sold in the comparable prior year period. Revenue from other products and services decreased by 26% from $605,000 for the quarter ended September 30, 2000 to $446,000 for the quarter ended September 30, 2001. This decrease is due primarily to a decline of approximately $277,100 in sales of our equine imaging systems and Nutricharge products. The decline in Nutricharge and equine imaging systems sales coincided with our announcement in January 2001 to discontinue support of these cattle-related products. The decline in sales of Nutricharge, equine imaging systems, and advertising was offset in part by an increase in revenues of approximately $16,000 in sales generated from our on-line information services and $112,000 derived from sales of cattle-related products and services, such as feed and veterinary services offered through our assimilation facilities, and also included approximately $96,000 in revenue generated from a pre-conditioning program that was discontinued during a previous quarter. We expect that cattle revenue, whether direct or through the lease and operating agreements, will continue to account for the majority of our revenue base for the foreseeable future, while revenue from other products and services are expected to remain flat or decline slightly.

COST OF REVENUE

         Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases, which are primarily associated with supporting our on-line products and services. Cost of revenue attributed to cattle sales decreased from $273.0 million for the quarter ended September 30, 2000 to $243.1 million for the quarter ended September 30, 2001, corresponding with the decreased cattle sales activity. Cost of revenue attributed to other products and services decreased by 50% from $657,000 for the quarter ended September 30, 2000 to $328,000 for the quarter ended September 30, 2001. This decrease is due principally to lower production costs due to the discontinuation of support for certain on-line product and service offerings, such as Interactive manager and our on-line storefront. We generated a gross profit of $3.7 million and $3.4 million for the quarters ended September 30, 2000 and 2001, respectively. The decrease in gross profit is due primarily to the decrease in cattle revenue and a comparable decrease in cost of goods, principally direct cost to acquire cattle. We expect that cost of revenue, in particular the direct costs to acquire cattle, will continue to account for the majority of our total costs of revenue for the foreseeable future and will fluctuate proportionately with the changes in volume of cattle sales. We anticipate that costs of revenue associated with other products and services will decline in the near term as we discontinue support for certain on-line product and service offerings, such as Interactive Manager and our on-line storefront.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 17% from $6.6 million for the quarter ended September 30, 2000 to $5.5 million for the quarter ended September 30, 2001.

         Our selling expenses consist primarily of salaries and related benefit costs for sales and marketing personnel, material and supply purchases, telephone, and advertising and media expenses. Selling expenses decreased by 35% from $4.3 million for the quarter ended September 30, 2000 to $2.8 million for the quarter ended September 30, 2001. The decrease in selling expenses was primarily associated with the impacts of cost saving initiatives begun during the previous quarter, which included workforce reductions. We anticipate selling expenses to continue to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the previous quarter, which included workforce reductions, become fully realized.

         Our general and administrative expenses consist primarily of salaries and related benefit costs for executive, administrative, and finance personnel, insurance program charges, public company and investor relations expenses, telephone and professional service fees. General and administrative expenses increased by 17% from $2.3 million for the quarter ended September 30, 2000 to $2.7 million for the quarter ended September 30, 2001. The overall increase in general and administrative expenses was primarily associated with the businesses acquired during 2000 and January 2001, the operations of which were included for the entire quarter ended September 30, 2001. The acquisitions expanded the number of personnel within the administrative organization and caused a corresponding increase in salaries and related benefits costs. Overall, general and administrative expenses rose approximately $231,000 during the quarter ended September 30, 2001, because of the addition of the acquired businesses. We expect general and administrative expenses to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the second quarter of 2001, which included workforce reductions, become fully realized.

TECHNOLOGY AND DEVELOPMENT

         Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, software purchases and maintenance charges and project material costs. Our expenses decreased by 61% from $2.4 million for the quarter ended September 30, 2000 to $933,000 for the quarter ended September 30, 2001. The decrease was primarily associated with the impacts of cost saving initiatives begun during the previous quarter, which included workforce reductions. In addition materials, supplies and consulting expenses had significant decreases during the quarter. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, is essentially complete. The primary focus of our development team is our fecal detection technology. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will continue to decrease slightly in the fourth quarter as the impact of the cost savings initiatives begun during the second quarter of 2001, which included workforce reductions, become fully realized.

IMPAIRMENT, RESTRUCTURING AND RELATED CHARGES

         From May 2000 through January 2, 2001, we made nine acquisitions consisting of cattle order buying or livestock marketing facilities, for approximately $72.3 million. Approximately 89.6% of the purchase price was allocated to intangible assets. In September 2001, the Company determined that it needs to continue its focus on opportunities that have significant, sustainable revenues with meaningful gross margins. The Company also determined that this focus is not best served by owning and operating these businesses. Accordingly, the Company is entering into lease and operating agreements for its cattle brokerage operations with several key individuals that currently manage these businesses. In general, the terms of the lease and operating agreements provide for 1) the sharing of profits and losses, with the majority allocated to eMerge, 2) each facility securing its own line of credit for working capital purposes and 3) each facility being responsible for its entire operation, including payroll and operating expenses. The Company anticipates completing the transactions during the fourth quarter of 2001 and expects the net effect of these transactions to ongoing operating cash flow, before interest, taxes, depreciation and amortization, to be neutral.

         In connection with these transactions and pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of the long-lived assets, including intangible assets of its cattle order buying and livestock marketing businesses. Since the acquisition of these businesses the cattle industry has experienced difficulties due to an extended drought in the southern plains and the southeast which led to a decrease in the availability of feeder cattle for sale, which has led to a significantly reduced number of head sold in each quarter of 2001. As a result of this evaluation, the company determined that many of these acquired facilities estimated future undiscounted cash flows were below the carrying value of the associated long-lived assets. Accordingly, as of September 30, 2001, the Company adjusted the carrying value of the acquired facilities long-lived assets, primarily intangible assets, to their estimated fair value of approximately $6.6 million, resulting in a noncash impairment charge of approximately $39.4 million ($1.10 per share). The estimated fair value was based on anticipated future cash flows discounted at 10%.

         In an effort to reset our cost structure to the current business level, and focus on those products and services that have the most potential to add to our gross margin and help us achieve our near-term profitability goals, we announced plans on May 15, 2001, to reduce our workforce by approximately 60 personnel and write-down to fair value the value of non-strategic assets. Pursuant to these plans, we recorded restructuring and related charges of $14.2 million for the quarter ended June 30, 2001. The charge included $12.4 million for asset write-downs, primarily associated with discontinued product lines and a facility closing, an accrual for involuntary employee termination benefits and contract termination fees of $1.6 million, and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees. During the quarter ended September 30, 2001, additional restructuring charges of $307,000 were incurred for employee severance and related benefits for several employees notified after June 30, 2001 and additional costs incurred in sub-leasing the closed facility.

         The majority of the employee termination benefits accrued as of June 30, 2001 were paid and funded with working capital during the third quarter of 2001. For the quarter ended September 30, 2001 we had reductions in payroll compared to the quarter ended June 30, 2001 of approximately $53,000 in general and administrative expenses, of approximately $699,000 in sales and marketing expenses and approximately $330,000 in technology and development. In addition, we had a reduction in depreciation and amortization expenses of approximately $280,000 compared to the quarter ended June 30, 2001. We anticipate that the actions taken in the previous quarter will continue to result in additional cost savings during the fourth quarter of 2001.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased 30% from $3.3 million for the quarter ended September 30, 2000 to $4.3 million for the quarter ended September 30, 2001. The increase was primarily related to additional amortization charges of $634,000 resulting from business acquisitions completed throughout 2000 and during January 2001. Increases in capital spending to support our infrastructure build-up also drove depreciation higher by $325,000 during the quarter ended September

 30, 2001. We expect depreciation and amortization will decrease for the foreseeable future as major projects have been placed into service and our acquisition activity has subsided. In addition, the write-down of non-strategic assets associated with discontinued product lines and a facility closing, as well as, the impairment of intangibles will cause a significant reduction in depreciation and amortization in future periods. The write down of non-strategic assets associated with discontinued product lines and the facility closing caused a reduction in depreciation and amortization expenses of approximately $280,000 in the quarter ended September 30, 2001 compared to the quarter ended June 30, 2001.

OTHER INCOME AND EXPENSE

         Interest and other income, net decreased from $1.4 million for the quarter ended September 30, 2000 to $92,000 for the quarter ended September 30, 2001. This decrease was primarily due to a reduction in interest income generated by short-term investments and the repayment of a related party note receivable in November 2000, which generated interest income of approximately $567,000 during the quarter ended September 30, 2000. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers.

         Interest expense was $105,000 for the quarter ended September 30, 2000 compared to $160,000 for the quarter ended September 30, 2001. This increase is due primarily to interest expense incurred on the balance outstanding on our line of credit, which was entered into on August 27, 2001.

         Due to the losses incurred, we did not recognize income tax expense for the quarter ended September 30, 2000 or the quarter ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

REVENUE

         Revenue increased from $476.3 million for the nine months ended September 30, 2000 to $898.6 million for the nine months ended September 30, 2001. Revenue from cattle sales increased from $474.6 million for the nine months ended September 30, 2000 to $897.0 million for the nine months ended September 30, 2001. This increase reflects a higher volume of cattle sales transactions brought about primarily through our acquisition activities. During the nine months ended September 30, 2001, we sold approximately 1.9 million head of cattle versus 1.0 million head sold in the comparable prior year period. Revenue from other products and services decreased by 17% from $1.8 million for the nine months ended September 30, 2000 to $1.5 million for the nine months ended September 30, 2001. This decrease is due primarily to a decline of $862,000 in sales of our equine imaging systems and Nutricharge products, a $114,000 decrease in advertising revenues and a $206,000 decline in sales generated from our on-line information services. The decline in Nutricharge and equine imaging systems sales coincided with our announcement in January 2001 to discontinue support of these cattle-related products. The decline in sales of Nutricharge, equine imaging systems, on-line information services and advertising was offset in part by incremental revenues of $529,000 derived from sales of cattle-related products and services, such as feed and veterinary services offered through our assimilation facilities, and also included approximately $455,000 in revenue generated from a pre-conditioning program that was discontinued during a previous quarter. We expect that cattle revenue, whether direct or through the lease and operating agreements, will continue to account for the majority of our revenue base for the foreseeable future, while revenue from other products and services are expected to remain flat or decline slightly.

COST OF REVENUE

         Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are primarily associated with supporting our on-line products and services. Cost of revenue attributed to cattle sales increased from $469.1 million for the nine months ended September 30, 2000 to $886.2 million for the nine months ended September 30, 2001, corresponding with the increased cattle sales activity. Cost of revenue attributed to other products and services increased by 11% from $1.8 million for the nine months ended September 30, 2000 to $2.0 million for the nine months ended September 30, 2001. This increase is due principally to higher costs for cattle-related products and services, such as feed and veterinary services, and also included approximately $647,000 in costs associated with a pre-conditioning program that was discontinued during a previous quarter. We generated a gross profit of $5.4 million and $10.4 million for the nine months ended September 30, 2000 and 2001, respectively. The increase in gross profit is due primarily to the increase in cattle revenue, as cost of goods, principally direct cost to acquire cattle, did not increase in proportion to the increase in revenue. We expect that cost of revenue, in particular the direct costs to acquire cattle, will continue to account for the majority of our total costs of revenue for the foreseeable future and will fluctuate proportionately with the changes in volume of cattle sales. We anticipate that costs of revenue associated with other products and services will decline in the near term as we discontinue support for certain on-line product and service offerings, such as Interactive Manager and our on-line storefront.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 10% from $18.9 million for the nine months ended September 30, 2000 to $20.9 million for the nine months ended September 30, 2001.

         Our selling expenses consist primarily of salaries and related benefit costs for sales and marketing personnel, material and supply purchases, telephone, travel, consulting and advertising and media expenses. Selling expenses increased by 5% from $12.0 million for the nine months ended September 30, 2000 to $12.6 million for the nine months ended September 30, 2001. Selling expenses for the nine months ended September 30, 2000 included a $1.3 million non-cash compensation charge recorded during the quarter ended June 30, 2000, that was associated with employee separations. Excluding this compensation charge, selling expenses increased approximately $1.9 million or 18% for the nine months ended September 30, 2001 versus the same period a year ago. The overall increase in selling expenses was primarily associated with the businesses acquired during 2000 and January 2001, the operations of which were included for the entire nine month period ended September 30, 2001. The acquisitions expanded the number of personnel within the selling organization and caused a corresponding increase in salaries and related benefits costs. Overall, selling expenses rose approximately $5 million during the nine months ended September 30, 2001, because of the addition of the acquired businesses. We anticipate selling expenses on a quarterly basis to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the quarter ended June 30, 2001, which included workforce reductions, become fully realized.

         Our general and administrative expenses consist primarily of salaries and related benefit costs for executive, administrative, and finance personnel, insurance program charges, public company and investor relations expenses, telephone travel costs, and professional service fees. General and administrative expenses increased by 56% from $5.4 million for the nine months ended September 30, 2000 to $8.4 million for the nine months ended September 30, 2001. The overall increase in general and administrative expenses was primarily associated with the businesses acquired during 2000 and January 2001, the operations of which were included for the entire nine month period ended September 30, 2001. The acquisitions expanded the number of personnel within the administrative organization and caused a corresponding increase in salaries and related benefits costs. Overall, general and administrative expenses rose approximately $2 million during the nine months ended September 30, 2001, because of the addition of the acquired businesses. We expect general and administrative expenses on a quarterly basis to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the quarter ended June 30, 2001, which included workforce reductions, become fully realized.

TECHNOLOGY AND DEVELOPMENT

         Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, software purchases and maintenance charges and project material costs. Our expenses decreased by 38% from $5.8 million for the nine months ended September 30, 2000 to $3.6 million for the nine months ended September 30, 2001. The decrease was primarily associated with the impacts of cost saving initiatives begun during the previous quarter, which included workforce reductions. In addition materials, supplies and consulting expenses had significant decreases during the quarter. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, is essentially complete. The primary focus of our development team is our fecal detection technology. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will decrease in the foreseeable future as the impacts of cost saving initiatives begun during the quarter ended June 30, 2001, which included workforce reductions, become fully realized.

IMPAIRMENT, RESTRUCTURING AND RELATED CHARGES

         From May 2000 through January 2, 2001, we made nine acquisitions consisting of cattle order buying or livestock marketing facilities, for approximately $72.3 million. Approximately 89.6% of the purchase price was allocated to intangible assets. In September 2001, the Company determined that it needs to continue its focus on opportunities that have significant, sustainable revenues with meaningful gross margins. The Company also determined that this focus is not best served by owning and operating these businesses. Accordingly, the Company is entering into lease and operating agreements for its cattle brokerage operations with several key individuals that currently manage these businesses. In general, the terms of the lease and operating agreements provide for 1) the sharing of profits and losses, with the majority allocated to eMerge, 2) each facility securing its own line of credit for working capital purposes and 3) each facility being responsible for its entire operation, including payroll and operating expenses. The Company anticipates completing the transactions during the fourth quarter of 2001 and expects the net effect of these transactions to ongoing operating cash flow, before interest, taxes, depreciation and amortization, to be neutral.

         In connection with these transactions and pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of the long-lived assets, including intangible assets of its cattle order buying and livestock marketing businesses. Since the acquisition of these businesses the cattle industry has experienced difficulties due to an extended drought in the southern plains and the southeast which led to a decrease in the availability of feeder cattle for sale, which has led to a significantly reduced number of head sold in each quarter of 2001. As a result of this evaluation, the Company determined that many of these acquired facilities estimated future undiscounted cash flows were below the carrying value of the associated long-lived assets. Accordingly, as of September 30, 2001, the Company adjusted the carrying value of the acquired facilities long-lived assets, primarily intangible assets, to their estimated fair value of approximately $6.6 million, resulting in a noncash impairment charge of approximately $39.4 million ($1.10 per share). The estimated fair value was based on anticipated future cash flows discounted at 10%.

         In an effort to reset our cost structure to the current business level, and focus on those products and services that have the most potential to add to our gross margin and help us achieve our near-term profitability goals, we announced plans on May 15, 2001, to reduce our workforce by approximately 60 personnel and write-down to fair value the value of non-strategic assets. Pursuant to these plans, we recorded restructuring and related charges of $14.2 million for the quarter ended June 30, 2001. The charge included $12.4 million for asset write-downs, primarily associated with discontinued product lines and a facility closing, an accrual for involuntary employee termination benefits and contract termination fees of $1.6 million, and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees. During the quarter ended September 30, 2001, additional restructuring charges of $307,000 were incurred for employee severance and related benefits for several employees notified after June 30, 2001 and additional costs incurred in sub-leasing the closed facility.

         The majority of the employee termination benefits accrued as of June 30, 2001 were paid and funded with working capital during the third quarter of 2001. For the quarter ended September 30, 2001 we had reductions in payroll of approximately $53,000 in general and administrative expenses, of approximately $ 699,000 in sales and marketing expenses and approximately $330,000 in technology and development. In addition, we had a reduction in depreciation and amortization expenses of approximately $280,000. We anticipate that the actions taken in previous quarters will continue to result in additional cost savings during the fourth quarter of 2001.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased 135% from $5.8 million for the nine months ended September 30, 2000 to $13.6 million for the nine months ended September 30, 2001. The increase was primarily related to additional amortization charges of $5.6 million resulting from business acquisitions completed throughout 2000 and during January 2001. Increases in capital spending to support our infrastructure build-up also drove depreciation higher by $2.2 million during the nine months ended September 30, 2001. We expect depreciation and amortization will decrease for the foreseeable future as major projects have been placed into service and our acquisition activity has subsided. In addition, non-strategic assets associated with discontinued product lines and a facility closing and the impairment of intangibles will cause a significant reduction in depreciation and amortization in future periods.

OTHER INCOME AND EXPENSE

         Interest and other income, net decreased from $4.4 million for the nine months ended September 30, 2000 to $588,000 for the nine months ended September 30, 2001. This decrease was primarily due to a reduction in interest income generated by short-term investments and the repayment of a related party note receivable in November 2000, which generated interest income of approximately $1.6 million during the nine months ended September 30, 2000. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers.

         Interest expense was $105,000 for the nine months ended September 30, 2000 compared to $161,000 for the nine months ended September 30, 2001. This increase is due primarily to interest expense incurred on the balance outstanding on our line of credit, which was entered into on August 27, 2001.

         On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and recorded a charge to operations of $232,688, which is included as a cumulative effect of a change in accounting principle in the condensed consolidated financial statements.

         Due to the losses incurred, we did not recognize income tax expense for the nine months ended September 30, 2000 or the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In August 2001, the Company entered into a $30 million revolving line of credit agreement (the "LOC") from The CIT Group/Business Credit, Inc ("CIT"). The LOC is secured primarily by receivables and inventories, bears interest at our option of Prime or LIBOR plus 300 basis points, payable monthly. The LOC may be utilized for working capital purposes and matures in 24 months. The loan agreement includes various loan covenants and restrictions of a customary nature which may, under certain circumstances, limit our ability to undertake additional acquisitions, make certain changes in management, or otherwise limit obligations undertaken by, or operations of, eMerge. One of the loan covenants requires the Company achieve quarterly EBITDA of a loss no greater than $1.5 million. For the quarter ended September 30, 2001 the Company had an EBITDA loss of $3.1 million. As of September 30, 2001, there were borrowings of $14,573,870 outstanding under this arrangement with CIT, but as of November 8, 2001 the balance on this line of credit was $0. The Company does not currently expect to make additional borrowings under this facility. However, if additional borrowings are required, the Company will likely be required to obtain a waiver in order to access this facility. Failure to obtain a waiver will require the Company to seek other funding alternatives. There are no assurances that a waiver or additional funding can be obtained.

         As of September 30, 2001, we had cash and cash equivalents totaling $18.2 million compared to $42.8 million at December 31, 2000, and $8.1 million as of June 30, 2001. Our working capital balance as of September 30, 2001, was $24.0 million compared to $47.7 million as of December 31, 2000, and $24.7 million as of June 30, 2001.

         We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the nine months ended September 30, 2001, net cash used in operating activities was $25.4 million and primarily consisted of net operating losses, increases in trade accounts receivable, inventories, cattle deposits and prepaid expenses which were offset in part by an increase in accounts payable. The increase in working capital requirements corresponded with a rise in cattle sales activity during the periods following the seasonal slowdown at fiscal year end. We expect that working capital requirements will decrease into the foreseeable future with the anticipated decrease in cattle sales activity brought about by the implementation of the lease and order buying agreements during the fourth quarter of 2001.

         Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2001. Our investing activities included the acquisitions of Bluegrass, Runnells-Peters, and Pennell for a combined $4.8 million of cash and capital expenditures of $6.6 million. In addition, we paid the former shareholders of Eastern Livestock, Inc. ("Eastern") $4.5 million in cash during the nine months ended September 30, 2001, pursuant to an asset purchase agreement dated May 1, 2000. We also paid $300,000 in cash during August 2001 to the former shareholders of LeMaster Livestock, Inc. ("LeMaster") in connection with an asset purchase agreement executed in August 2000. We expect continued capital expenditures for the foreseeable future as we continue to effect our business strategy. However, we expect future spending on capital expenditures to be at a significantly lower rate than experienced during 2000.

         Net cash provided by financing activities was $17.3 for the nine months ended September 30, 2001. Cash provided by financing activities was principally due to net borrowings on the line of credit with CIT. In addition, we received $2.8 million from Allflex USA, Inc., a wholly-owned subsidiary of Allflex Holdings Inc., for the purchase of 4,000,000 restricted common shares of stock in association with a strategic technology alliance between Allflex and eMerge. These shares were priced to reflect the sale restrictions and strategic value of our alliance with Allflex based on a discount to market using the average share price over the previous month as determined on August 23, 2001, the day after the announcement of the strategic technology alliance between the two parties.

         Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, reduce our net cash outflow and manage the working capital required by seasonal fluctuations in cattle sales, particularly during the peak demand period fourth quarter of our fiscal year. We currently expect that we will complete lease and operating agreements with most of our order buying facilities during the fourth quarter of 2001. With the completion of these lease and operating agreements, we anticipate an influx of capital and that we will no longer need to draw on the line of credit.

CATTLE ORDER BUYING LEASE AND OPERATING AGREEMENTS

         During September 30, 2001, the Company began the process of entering into lease and operating agreements related to its order buying businesses. Subsequent to the end of the quarter the Company reached agreements with three of its order buying businesses and anticipates completing this process prior to the end of this fiscal year. Cattle sales relating to these order-buying businesses have historically been recorded on a gross basis. Upon completion of these contracts, the Company will no longer be a principle to these cattle transactions. Accordingly, the Company will recognize these cattle sales on a net basis. Revenues in future periods will be significantly reduced as a result of this change. The Company will add a reportable segment to reflect this change.

         The following unaudited pro forma information below assumes the lease and operating agreements had been effective as of July 1, 2001 and that 30% of the lease and operating agreement revenue had been paid to the facility managers as a profit sharing allocation. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the agreements been completed at that time:

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                        -----------------------------------------------------
                                                                              PRO FORMA
                                                           ACTUAL            ADJUSTMENTS           PRO FORMA
                                                        ------------        -------------         -----------
       Revenue:
              Cattle                                    $246,311,138        $(216,543,006)        $29,768,132
              Lease and operating agreements                      --            1,374,755           1,374,755
              Other                                          446,086              (66,772)            379,314
                                                        ------------        -------------         -----------

                  Total                                 $246,757,224        $(215,235,023)        $31,522,201
                                                        ============        =============         ===========

       Cost of revenue:
              Cattle                                    $243,054,819        $(214,584,892)        $28,469,927
              Other                                          328,121              (60,951)            267,170
                                                        ------------        -------------         -----------

                  Total                                 $243,382,940        $(214,645,843)        $28,737,097
                                                        ============        =============         ===========

       Gross profit (loss)
              Cattle                                    $  3,256,319        $  (1,958,114)        $ 1,298,205
              Lease and operating agreements                      --            1,374,755           1,374,755
              Other                                          117,965               (5,821)            112,144
                                                        ------------        -------------         -----------

                  Total                                 $  3,374,284        $    (589,180)        $ 2,785,104
                                                        ============        =============         ===========

         The following unaudited pro forma information below assumes the lease and operating agreements had been effective as of January 1, 2001 and that 30% of the lease and operating agreement revenues had been paid to the facility managers as a profit sharing allocation. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the agreements been completed at that time:

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                        -----------------------------------------------
                                                                           PRO FORMA
                                                           ACTUAL         ADJUSTMENTS       PRO FORMA
                                                        -------------    -------------     ------------
       Revenue:
              Cattle                                    $ 897,005,033    $(789,689,567)    $107,315,466
              Lease and operating agreements                       --        4,381,028        4,381,028
              Other                                         1,548,565         (236,414)       1,312,151
                                                        -------------    -------------     ------------

                  Total                                 $ 898,553,598    $(785,544,953)    $113,008,645
                                                        =============    =============     ============

       Cost of revenue:
              Cattle                                    $ 886,183,040    $(783,456,951)    $102,726,089
              Other                                         2,015,499         (210,418)       1,805,081
                                                        -------------    -------------     ------------
                  Total                                 $ 888,198,539    $(783,667,369)    $104,531,170
                                                        =============    =============     ============
       Gross profit (loss):
              Cattle                                    $  10,821,993    $  (6,232,616)    $  4,589,377
              Lease and operating agreements                       --        4,381,028        4,381,028
              Other                                          (466,934)        (25,996)         (492,930)
                                                        -------------    -------------     ------------
                  Total                                 $  10,355,059    $  (1,877,584)    $  8,477,475
                                                        =============    =============     ============

         Three of the lease and operating agreements have been completed as of November 1, 2001 and the remaining four agreements are expected to be completed during the remainder of the fourth quarter of 2001. The lease and operating agreements in effect convert accounts receivable, inventory and deposits to cash over a short period of time following the effective dates of these agreements. The following pro forma condensed balance sheet as of September 30, 2001 reflects the changes expected the Company's working assets if all lease and operating agreements had been effective January 1, 2001, thus allowing time to complete the expected conversion of assets to cash, the issuance of notes receivable relating to the agreements and allowing repayment of the line of credit and other payable obligations. The pro forma information is presented for informational purposes only and is not necessarily indicative of the Company's position had the contracts been completed at that time.

                                                                               SEPTEMBER 30, 2001
                                                           -----------------------------------------------------------
                                                                                   PRO FORMA
                                                              ACTUAL              ADJUSTMENTS              PRO FORMA
                                                           -------------          -----------            -------------
       Current assets:
             Cash and cash equivalents                      $18,226,784           $ (2,281,860)           $15,944,924
             Trade accounts receivable                       20,616,353            (16,274,468)             4,341,885
            *Notes receivable                                        --              3,600,000              3,600,000
             Inventories                                      4,306,699             (3,155,411)             1,151,288
             Deposits                                         4,404,211             (3,377,038)             1,027,173
             Other current assets                             5,488,190             (2,955,698)             2,532,492
                                                            -----------           ------------            -----------

                    Total current assets                    $53,042,237           $(24,444,475)           $28,597,762
                                                            ===========           ============            ===========

       Current liabilities:
             Line of credit                                 $14,573,870           $(14,573,870)           $        --
             Accounts payable                                11,946,402             (8,977,642)             2,968,760
             Advance payments from
                customers                                       681,790               (493,616)               188,174
             Other current liabilities                        1,830,484               (399,347)             1,431,137
                                                            -----------           ------------            -----------

                    Total current liabilities               $29,032,546           $(24,444,475)           $ 4,588,071
                                                            ===========           ============            ===========

       Net working capital                                  $24,009,691           $         --            $24,009,691

                                                            ===========           ============            ===========

-----------------
* The notes receivable have been agreed to in the completed lease and operating agreements. However, as of November 13, 2001, the loans have not been made.

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

         We have an unproven business model. As a result, we may not be able to accurately predict future results and our business strategy may not be successful.

         While we commenced operations in 1994 and commercially released our initial product in November 1997 our business model and strategy has continued to change significantly. Accordingly, we have only a limited operating history upon which to evaluate our business. This change makes predicting our future results of operations difficult. Our new business model has been tested over a limited period of time and, accordingly, we cannot be certain that our business strategy will be successful.

       Specific uncertainties relating to our new business model include our ability to:

         - achieve acceptance of our Web site as a marketplace for electronic commerce;
         - expand the number of cattle producers, feedlots and packers that utilize our services;
         - develop and upgrade our products and technologies more effectively and rapidly than our competitors; and
         -        successfully implement our sales and marketing strategies.

         We have a history of net losses and expect to continue to incur net losses for the foreseeable future. If we continue to incur net losses, our business may not ultimately be financially viable.

         We have incurred significant net losses since inception. We reported a net loss of approximately $33.1 million for the year ended December 31, 2000, or 4% of total revenue, and a net loss of approximately $81.7 million for the nine months ended September 30, 2001, or 9% of total revenue. As of September 30, 2001, we had accumulated net losses totaling approximately $147 million. Our operating expenses for the quarter ended September 30, 2000 declined, reflecting our recent cost reduction and restructuring initiatives and we anticipate such expenses to remain relatively flat under our current business strategy. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

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

         For the nine months ended September 30, 2001, we relied on cattle sales for over 99% of our revenue and we expect to rely on the success of our cattle sales and auction services for a significant majority of our revenue for the foreseeable future. As a result, our ability to achieve commercial acceptance of our cattle sales is critical to our ability to obtain future revenue. To date, we have not achieved enough revenues from internet-based cattle sales that are sufficient for us to determine whether these services will achieve commercial acceptance. Any failure to successfully gain commercial acceptance of these services would harm our business and the results of our operations. In addition, as the result of our dependence on cattle sales, if the demand for beef declines, the demand for our products and services would likely decline, and our results of operations would be harmed.

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

         Our ability to develop new products is uncertain and our products may not develop as we anticipate.

         The outcome of the lengthy and complex process of developing new products is inherently uncertain. Prospective products, such as our fecal inspection & removal verification device, require time and resources to develop, may not ultimately be commercially viable, may not achieve commercial acceptance in the marketplace and may fail to receive regulatory approval, if required. In addition, new products by competitors could adversely affect the realization of products that are commercially successful.

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

         The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities. Internet Capital Group and Safeguard together have the power to vote approximately 52% (as of September 30, 2001) of the aggregate number of votes to which the holders of our common stock are entitled. As a result, these stockholders will be able to control all matters requiring stockholder approval.

         In addition, currently four of the nine members of our board of directors also serve as directors and/or officers of Internet Capital Group and Safeguard. Internet Capital Group has the right to elect two directors to our board. Under the joint venture agreement, Safeguard and Internet Capital Group have agreed to vote for two designees of Safeguard and two designees of Internet Capital Group in all future elections of directors. Internet Capital Group and Safeguard will therefore have the ability to significantly influence our management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 2001, we had cattle futures contracts with purchase commitments of $55 million and sales commitments of $14 million. The contract lives are generally less than six months. Any changes in the value of the futures contracts is generally balanced by an offsetting position in the cash market prices of the delivered livestock. However, we are exposed to market risk for futures contracts that are not balanced with an offsetting position.

         Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of September 30, 2001, our investments consisted of $119,000 in cash equivalents with maturities of less than three months and $2.0 million in certificates of deposit with a maturity of less than six months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

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

ALLFLEX COMMON STOCK TRANSACTION

         Effective September 28 2001, we sold 4,000,000 shares of our common stock to AllFlex Holdings, Inc. for $2.8 million in cash.

WARRANT PURCHASE AGREEMENT

         On August 24, 2001, we issued 764,328 stock purchase warrants to certain stockholders as consideration for providing and maintaining $9 million in standby letters of credit. The warrants are exercisable at $1.55 per share and expire on August 24, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter of 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       EXHIBIT
       NUMBER     DESCRIPTION                                                                            REFERENCE
       ------     -----------                                                                            ---------
       10.1       Investment Agreement, effective as of August 29, 2001, by and
                  between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.1)               (1)

       10.2       Amendment No. 1 to Investment Agreement, dated September 20, 2001, by and between
                  eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.2)                       (1)

       10.3       Registration Rights Agreement, effective as of August 29, 2001, by and between eMerge
                  Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.3)                              (1)

       10.4       Financing Agreement, dated August 24, 2001, by and among the Financial Institutions party thereto from time to time, as Lenders. The CIT Group/Business Credit, Inc.,
                  as Agent and eMerge Interactive, Inc.                                                     *

       10.5       Lease and Operating Agreement, dated as of October 16, 2001, by and between
                  Eastern Livestock Co., LLC and eMerge Interactive, Inc.                                   *

       10.6       Financing and Warrant Purchase Agreement, dated as of August 24, 2001, by and among
                  Safeguard Delaware, Inc., ICG Holdings, Inc., Biegert, Inc. and eMerge Interactive, Inc.  *


         -------------------
          *        Filed herewith.

         (1) Incorporated by reference from exhibits shown in parentheses contained in the Company's Registration Statement on Form S-3 (No. 333-71538), filed with the Commission on October 12, 2001.

(b) Reports on Form 8-K

         There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 14, 2001              eMerge Interactive. Inc.



                                       By: /s/ David C. Warren
                                          --------------------------------------
                                          David C. Warren
                                          President, Chief Executive
                                          Officer and Director (Principal
                                          Executive Officer)


                                           /s/ Reid Johnson
                                          --------------------------------------
                                          Reid Johnson
                                          Vice President and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)