Form 10-K
period 2001-12-31
EMERGE INTERACTIVE INC
filed 2002-04-01
CIK 1092605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

Or

☐ Transition	Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-29037

eMerge Interactive, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0534535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10305 102nd Terrace Sebastian, Florida 32958
(Address of principal executive offices)

(772) 299-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
none	none

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The approximate aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $18 million as of March 25, 2002, based upon the closing sale price per share of the common stock as quoted on the NASDAQ National Market. For the purposes of determining this amount only, the Company has excluded shares of common stock held by directors, officers, and stockholders with representatives on the board of directors whose ownership exceeds five percent of the common stock outstanding at March 25, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock, $0.008 par value, outstanding as of March 25, 2002 was 39,634,170. There were 33,939,725 shares of Class A common stock outstanding and 5,694,445 shares of Class B common stock outstanding as of this date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of eMerge Interactive, Inc.’s definitive proxy statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Report.

eMerge Interactive, Inc.

FORM 10-K ANNUAL REPORT
(For Fiscal Year Ended December 31, 2001)

PART I

ITEM 1.     BUSINESS

ITEM 1(A).    GENERAL DEVELOPMENT OF THE BUSINESS

COMPANY OVERVIEW

We are a technology and interactive cattle-marketing company serving the $40-billion U.S. beef production industry. Our technologies focus primarily on information-management and individual-animal tracking tools, as well as other food-safety technologies designed to enhance consumer confidence in beef safety. Our cattle-marketing operation, the largest in the U.S., consists of livestock-marketing and order-buying facilities, a nationwide network of 80 cattle representatives and an online auction and brokerage service.

Our goal is to develop broad industry adoption of our information management system, subsequently establishing it as the standard for individual-animal tracking and procurement in order to facilitate the safe, timely flow of source- and process-verified cattle and beef products within the beef-production supply chain. We believe that by accomplishing our goal, we can improve the industry’s productivity and profitability and help its participants enhance beef quality, safety and market share. Thus, our mission is to enable the delivery of a large, brandable supply of beef that 1) differentiates the beef products, 2) opens new markets for beef and 3) creates new value for the industry and consumers.

We offer our products and services to cattle industry participants through our proprietary information management applications, our direct sales force and our web-based business network. Our current and planned products and services include:

•
CattleLog™, our individual-animal data-collection and reporting system. Using the eMerge network as its backbone, CattleLog allows owners to electronically document the histories of individual animals from conception through harvest—and therefore to sell them based on detailed specifications, in order to earn greater than market per-pound averages. It also allows buyers to capitalize on the predictable performance needed for efficient feeding and for producing beef products of consistent quality.

•
Our Cattle Marketing and Procurement services. These services include the largest real-time Internet Auction and Brokerage Service, some of the nations largest and most progressive livestock markets, a leading video auction service, and a network of more than 80 professional cattle order buyers, providing eMerge customers the marketing options they need anywhere in the United States.

•
VerifEYE™, our development stage meat inspection system that was developed and patented by scientists at Iowa State University and the Agricultural Research Service of the USDA for which we hold exclusive rights to its commercialization. While we are currently determining the specifications for commercialization, this technology promises to help meat processors detect contamination and verify extensive safeguards already in place to minimize the possibility of outbreaks of such bacterial infections as E. coli 0157:H7. We have not yet begun to commercialize this technology and cannot be sure that we will be able to create an economically viable product from this technology.

Our business strategy is to utilize our $20 million technology infrastructure investment to drive industry adoption of our technologies and solutions to provide branded value-added alternatives. Our livestock marketing facilities, Internet auction and supply chain management services are integral components of this strategy as they provide a means to introduce our tracking technologies. Additionally, we will pursue expanding our relationships with those entities in the beef industry that have been the innovators and early adapters of technologies that enable individual animal management and the systems that provide source and process verification.

COMPANY BACKGROUND

We were incorporated in 1994 as a subsidiary of XL Vision, Inc. (“XL Vision”) to develop and commercialize imaging technology applications. XL Vision was a private company that provided strategic, technical and business support to create technology companies. Our initial focus was on the transportation market in which we sold our navigational infrared imaging system, the AMIRIS system. The AMIRIS system uses infrared technology to create an image based on small differences in the temperatures of the objects being viewed, such as an iceberg in water.

In 1997, we expanded our infrared applications to the animal sciences industry with the development of an equine imaging system to detect health problems. In 1998, we licensed a portfolio of patents from a division of the Canadian government relating to the application of infrared technology to the animal science field and a restorative feed supplement called NutriCharge.

In 1999, we discontinued production of the AMIRIS system and entered into a license agreement with Sperry Marine, Inc., a subsidiary of Litton Industries, Inc., which granted them the right to become the sole producer of the AMIRIS system. In connection with this license, we will receive a royalty of 8% of sales of the AMIRIS system up to a maximum royalty of $4.3 million over a four-year period or up to a maximum royalty of $5.0 million if $4.3 million is not received within four years. Upon receipt of the maximum amount, we will transfer all rights, title and interest to the licensed intellectual property to Sperry. Beginning in the second quarter of 2002, we will begin to receive royalties from this license. Results from this line of business and the related loss on disposal have been segregated from continuing operations and included in discontinued operations in our financial statements.

During 1999, 2000 and 2001, we embarked upon a series of acquisitions aimed at increasing our presence and market share within the cattle industry. The discussion of these acquisitions is incorporated by reference under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Item 7 of this Form 10-K Report.

In February 2000, we completed our initial public offering (“IPO”) of 7,175,000 common shares and a private placement of 500,000 common shares, which generated net proceeds of $107.1 million. In 2000, approximately $12.8 million of the proceeds were used to pay amounts due to related parties and Turnkey Computer Systems, $37.7 million was used for acquisitions of other businesses, and $16.3 million was used for capital expenditures and general working capital purposes. In 2001, an additional $10.3 million of the proceeds were used for the acquisitions of other businesses or as additional payments for the businesses acquired during 2000, $7.9 million was used for capital expenditures and the balance was used for general working capital.

In 2000, we discontinued the commercialization development of our NutriCharge product as we determined that the additional resources required to successfully commercialize did not fit our business strategy.

In 2001, we began to focus our efforts on primarily two business models, supply-chain management and food safety technology. Accordingly, a series of restructurings occurred in an effort to fund our operations from existing cash flows, which resulted in a 50 percent reduction in our corporate overhead and a restructuring charge of $57.4 million including $54.5 million in noncash asset impairment charges, $1.6 million in severance and related employee costs and $1.3 million in other closure, employee and professional costs. We also restructured our cattle brokerage operations by entering into operating agreements with several key individuals that currently manage these businesses in order to provide profit-sharing incentives to these individuals to enhance volumes, improve margins and increase revenues. The discussion of these agreements are incorporated by reference under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Item 7 of this Form 10-K Report.

In August, 2001, we structured a strategic technology alliance with two privately held companies; 1) Allflex Holdings Inc, a global leader in visual and electronic animal-identification systems, and 2) Farmexpress S.A.

from Europe, a provider of livestock-industry information technology, setting in motion a global effort to create the industry standard in individual animal tracking solutions for the beef industry. As part of this alliance, we sold four million restricted common shares to Allflex and received $2.7 million in cash.

Throughout 2001, the industry continued to adopt our technologies and solutions for providing branded value-added alternatives. New customers and milestones included:

•
Selected by Kansas’ Beef Marketing Group, whose members feed more than 450,000 cattle annually, to manage their individual-animal identification program utilizing our exclusive CattleLog™ system—a system that integrates such tools as electronic identification tags (“EIDs”), handheld computers and proprietary software to capture individual animal data.

•
Reached an agreement with the Oklahoma Cattlemen’s Association (OCA) to manage the individual-animal tracking and marketing systems of the Association’s new Oklahoma Quality Beef Network (OQBN)—a program designed to help member producers, representing 85% of the state’s cattle-production capacity of nearly 2 million head, capture the value they have added to their cattle and capitalize on the growing demand for preconditioned, process-verified cattle.

•
Held Kentucky’s first live/internet cattle auction, improving producers’ earnings on more than 7,600 head of cattle by generating $25 to $50 per head premiums. Buyers from 19 states helped Bluegrass Stockyards post a one-day volume record.

•
Selected by Five States Beef Initiative to manage individual-animal data-collection and information-management for its new, vertically coordinated beef-production, marketing and information-sharing system. The system is designed exclusively for eastern corn-belt cattlemen in Kentucky, Ohio, Indiana, Michigan, and Illinois.

•
Selected by Ranchers Renaissance™, one of the largest beef-production cooperatives in the U.S., to provide individual-animal tracking and data-management services for the cooperative’s quality-controlled, grain-fed cattle for the third straight year. These technologies enable the Ranchers Renaissance cooperative to provide a source- and process-verified supply of cattle for the Cattlemen’s Collection brand, currently retailed by Kroger.

In 2002, we announced an agreement to integrate our VerifEYE™ meat inspection system into Excel Corporation’s beef operations to finalize specifications for commercialization. Excel Corporation is a leading U.S. beef processor and a wholly-owned subsidiary of Cargill Incorporated, an international marketer, processor and distributor of agricultural, food, financial and industrial products and services with 90,000 employees in 57 countries.

ITEM 1(B).    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information for the Company’s three operating segments for the three-year period ended December 31, 2001, is contained in Note 15 to the Consolidated Financial Statements beginning on page F-21.

ITEM 1(C).    NARRATIVE DESCRIPTION OF BUSINESS

INDUSTRY BACKGROUND

BEEF INDUSTRY

According to the National Cattlemen’s Beef Association, or NCBA, the cattle industry is the largest single segment of the American agricultural economy, generating $95 billion in annual sales. The U.S. Department of Agriculture reports that sales of cattle account for approximately $34 billion in annual sales. On an annual basis, the U.S. beef production industry spends over $6 billion for feed and, based on our estimates, approximately $600 million for medication. At the retail level, the cattle industry generates over $51 billion in sales of beef. Furthermore, the NCBA estimates that worldwide cattle production is three times greater than U.S. production.

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

PACKERS

Packers usually hold the cattle for two to 24 hours before harvesting and fabricating them for sale and eventual consumption. In addition to processing beef, packers inspect beef for cleanliness in preparation for quality grading. There are currently 64 major beef packing operations in the United States, which in total process approximately 35 million head of cattle into roughly 25 billion pounds of beef annually. Approximately 82% of the beef processed in the United States is processed by beef packing operations owned by IBP, Inc., Cargill Incorporated, ConAgra, Inc., and Farmland Industries, Inc.

LIMITATIONS OF THE CURRENT SYSTEM

The current cattle production chain contains a number of inefficiencies that reduce livestock quality and increase cost. These inefficiencies include multiple transaction costs, exposure to stress and disease, and, most importantly, the loss of important feeding and medication information.

As cattle move through the beef production chain, from an individual producer’s ranch to a feedlot to a meat packing facility, the cattle may be bought, sold and transported three or four times. Due to the highly fragmented nature of the cattle producer segment, the majority of cattle are sold through traditional livestock sales and auctions, which bring together regional buyers and sellers. The cattle are then sold either directly to feedlots or sold once again to larger buyers and then onto feedlots. Typically, cattle sales and auctions are hosted at sale barns, where livestock brokers act as agents in the buying and selling of animals. The livestock broker is paid a fee or commission each time an individual lot of cattle is bought or sold. As a result of the geographic dispersion of producers and sale barns, buyers often purchase cattle from livestock brokers without having the opportunity to visually survey the cattle. In addition, this current method of exchange does not facilitate easy access to real-time price information or a geographically broad marketplace for the product.

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

We believe, and the industry is rapidly acknowledging, that an improved information flow between and within the three main groups of industry participants can significantly enhance product quality. There is currently no network or method for compiling and communicating information rapidly throughout all stages of the cattle production chain. There is also a growing retail demand for verified processed beef that has created an opportunity for our cattle marketing operations to be the logistical provider of this type of product. Therefore, our products and services are directed at individual-animal tracking, supply-chain procurement and food safety in order to facilitate the safe, timely flow of source- and process-verified cattle and beef products within the Beef-Production Supply Chain. We believe our products and services can improve the industry’s productivity and profitability and help its participants enhance beef quality, safety and market share.

OUR PRODUCTS AND SERVICES

INDIVIDUAL ANIMAL-TRACKING SOLUTIONS

CattleLog™

The CattleLog individual-animal data-collection and reporting system is designed to help cattle operations process-verify and “de-commoditize” electronically tracked animals—and therefore to deliver cattle offering predictable performance, in order to streamline management, lower costs and improve profitability for every segment in the beef-supply chain.

CattleLog users can create continuously updated profiles that follow animals from birth through harvest—specifications covering everything from genetics to health management. Prior and subsequent owners can then easily access the information via a password-protected area of eMerge’s web site, in order to:

•	Predict each animal’s performance

•	Determine the best management techniques to apply

•	Deliver the source- and process-verification that are essential to successful beef branding

In addition, CattleLog is designed to help maintain consumer confidence in the safety of U.S. beef in the unlikely event that a large-scale bovine-health issue should arise in this country. Once wide-scale adoption has been achieved, it would help officials quickly trace disease sources, focus remedial action only where it is needed, and help ensure consumers that the beef they’re buying is safe.

Components range from the affordable CattleLog ME to the highly automated CattleLog LT. The portfolio combines our proprietary, Internet-based data-transfer architecture with the advanced data-encryption techniques used by major global financial institutions. Our information-management system integrates Sun® servers,

Oracle® RDBMS database systems, and electronic-identification ear tags embedded with radio-frequency transponders. Our data-collection tools include data-acquisition software written for desktop PCs, and, to support data collection in the field, for Hewlett-Packard Jornada hand-held computers.

Web-based reports

CattleLog allows users easy, secure access to an array of sophisticated, web-based reports to streamline decision-making. Users simply log on to www.emergeinteractive.com to access an array of interactive reports—both standardized and customizable reports accommodating more than 400 fields of data. Here, they will find their own operations’ data presented in easy-to-interpret formats. They can manipulate this information for detailed analysis and benchmarking of their operations’ performance, print out the resulting reports, even e-mail them to suppliers or customers.

CATTLE MARKETING AND PROCUREMENT

We offer multiple options to market cattle throughout the supply chain through our unique cattle-marketing network of livestock markets, Internet and video auctions, order buyers and brokerage services.

Cattle Brokerage Services

Through our brokerage network, which is supported by a team of more than 80 of the nation’s top cattle-sales representatives, buyers are provided a ready supply of calves, yearlings and breeding stock. As eMerge’s brokers have exposure to the entire market and not just a limited region, they enable producers to manage for the seasonality of the cattle market. All of our brokerage representatives provide personalized, on-site service, and all are connected through our Austin, Texas and New Albany, Indiana hubs.

Internet Auction and Brokerage

We have developed a detailed posting and transaction process for our on-line brokering services to ensure that adequate information is provided to the purchaser prior to the transaction. We verify the identity of a purchaser through use of a secure password system and verify credit-worthiness of each participant prior to enabling access to our system. Our expert livestock brokers in the field verify all cattle offered for sale through the Internet channel. We provide a detailed description of each lot of cattle, which can be accessed by a purchaser online. We update our inventory of cattle for sale daily and customers can review our full inventory listings. In addition, customers can post descriptions, quantity and pricing criteria for cattle they would like to purchase and our system will automatically search for a match. If a match is found, the customer is notified immediately online. If no match is found, the customer can choose to have our system perform a daily search for a match as new inventory is added to our system. Notification of a match is sent to the customer by e-mail or facsimile. Our livestock brokers and online producers also have access to these postings and may respond with potential matches. After identifying particular cattle to purchase, our customers complete the transaction through e-mail or the telephone. Once cattle have been purchased, we manage the shipment logistics through our sales and customer service organization. In addition to our on-line brokering services, we also purchase and resale cattle through an integrated network of order buyers and sales representatives.

Cattle Auctions

In addition to our brokering service, we offer cattle for sale through our online video auctions and traditional livestock market auctions. Several eMerge livestock markets and several others “franchising” our technology and process also offer eMerge’s Premium Sales where all cattle, no matter the herd size, are preconditioned, electronically identified, commingled, sorted and sold in larger groups for greater producer profits.

Although not necessary to facilitate cattle sales transactions, video and still images are also available to customers online. We offer a mock auction to help our customers get acquainted with the auction process. We have developed a system that allows participants to automatically bid in set increments up to a predetermined limit. Once a bid is accepted, the purchaser is notified online. Our customer service team then follows-up by telephone and e-mail with specific shipment logistics regarding the cattle.

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

Video Auction

Live video auctions from eMerge’s Mountain Plains Video Auction give buyers access to ranch-direct cattle while exposing sellers to more buyers. With video auctions, the customer is no longer limited by location since they can view cattle from any remote area.

DATA MANAGEMENT

We also offer tools to help industry participants understand the data they have collected. Our Professional Cattle Consultants group (“PCC”), which we acquired in 1999, can provide customers with accurate analysis and market information for the feeding industry. PCC is in the business of collecting, calculating and disseminating feedlot data. PCC has spent 26 years refining its comparative analysis program and our staff has a complete understanding of the modern feeding industry—ensuring collected data is accurate and complete.

We provide customers with easy-to-read tables and graphs monthly as a comparative analysis report allowing them to compare the performance of their yard with regional averages. The analysis also helps customers see a broader view of the feedlot industry. Customers get detailed information on feed ingredient costs, industry profits and market trends.

FOOD SAFETY SOLUTIONS

VerifEYE™

VerifEYE is our development stage meat inspection system that was developed and patented by scientists at Iowa State University and the Agricultural Research Service of the USDA for which we hold exclusive rights to its commercialization. VerifEYE is a real-time, electronically controlled optical instrument that creates images of carcasses and displays them on a nearby monitor. The technology promises to help meat processors detect contamination and verify extensive safeguards already in place to minimize the possibility of outbreaks of such bacterial infections as E. coli 0157:H7.

The USDA Agricultural Research Service, on trials conducted at Oklahoma State University and at the University of Florida, has confirmed that this imaging technology can detect even microscopic traces of fecal material on freshly harvested beef—including beef that has been subjected to such pathogen interventions as acid washes and steam pasteurization.

On February 5, 2002, we announced an agreement to integrate our VerifEYE™ meat inspection system into Excel Corporation’s beef operations to finalize specifications for commercialization. Excel Corporation is a leading U.S. beef processor and a wholly-owned subsidiary of Cargill Incorporated, an international marketer, processor and distributor of agricultural, food, financial and industrial products and services with 90,000 employees in 57 countries.

We are currently developing derivative products using this technology for alternative applications, including hand-scan units for use in facilities ranging from restaurants to hospitals and daycare centers.

TECHNOLOGY AND DEVELOPMENT

We intend to continue to devote time and resources to enhance our current core technology to improve our existing products, expand our product line and enter into other market segments. Approximately $4.5 million during the year ended December 31, 2001 and approximately $7.7 million for the year ended December 31, 2000 were related to technology and development spending. Our current technology and development activities are primarily focused on developing our CattleLog and VerifEYE products.

SALES AND MARKETING

Our sales organization is structured around a direct sales team and an electronic commerce sales team. We have a staff of account managers who are responsible for sales of products and services to producer, feedlot and packer customers in given geographic territories. We have a staff of cattle buying representatives who, along with independent buyer representatives with whom we have entered into relationships, are responsible for obtaining inventory for livestock sales from producers.

We seek to establish broad customer awareness of our technologies, products and services within the industries we serve. Our marketing efforts include direct advertising through trade journals, the press, and at local, state, and national industry meetings and events. We also participate in professional societies and university programs and have developed strategic marketing relationships with industry professionals and academic institutions. Much of the initial interest in our products and services has been created through the extensive network of relationships we have in the cattle industry as well as through our sales organization.

OUR CUSTOMERS

Our customer focus is the cattle cow/calf producer, the stocker and backgrounder, the feedyard operator, the packer or beef processor, various state beef quality assurance programs and branded beef alliances supporting retailers within the entire beef production chain.

INTELLECTUAL PROPERTY

Our ability to protect and utilize our intellectual property rights is important to our continued success. We currently have multiple patent applications that are pending before the U.S. Patent and Trademark Office relating to:

•	Livestock management systems and methods and

•	Systems and methods for the detection of organic contamination.

The U.S. patent number 5,914,247, relating to technology for detecting organic contamination on meat carcasses during and after slaughter are licensed to us by the Iowa State University Research Foundation and the USDA under a license agreement entered into in August 1999. The license provides us with an exclusive worldwide license, until the patents expire on a country-by-country basis, to develop and sell products and services that utilize the inventions contained in the patents. In exchange for the license, we are obligated to pay Iowa State University a royalty on revenues we receive from the sale of products and services related to the license.

We believe our commercial success depends on our ability to protect our proprietary technology and enforce our rights in the technology we license to other parties. We currently rely on a combination of patents, copyrights and trade secrets to protect our proprietary technology. We are not aware of any patents held by others that would prevent us from commercializing our technology in the United States and abroad.

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

COMPETITION

In the cattle sales and auction services market, we compete against traditional cattle auction services, as well as video cattle auction providers and other online cattle auction services. Currently, the majority of cattle and calf sales transactions occur through auctions held at traditional sale barns. These sale barn operations are highly fragmented and vary in size. We believe that the primary competitive factors in the cattle sales and auction services market include:

•	Availability and quality of inventory;

•	Pricing;

•	Reliability of service;

•	Efficiency;

•	Brand awareness;

•	Customer service; and

•	Convenience and ease of use.

We believe that we compete based on these factors, particularly due to our access to inventory, our focus on ensuring quality and reliability and the convenience and ease of use of our Web site.

We compete against other companies in the information services segment, including established cattle and livestock information services. We also face competition from cattle industry product manufacturers who use information technology to promote the effectiveness of their products. These services are often provided in connection with the sale of products to industry participants. We believe that the primary competitive factors in the information services market include:

•	Breadth of available data;

•	Quality of analyses;

•	Timeliness of information;

•	Brand recognition;

•	Value-added consulting services; and

•	Convenience and ease of use.

We believe that we compete based on these factors particularly due to the size and quality of our proprietary database, the timeliness of our service offerings, the expertise of our professionals and the convenience and ease of use of our Web sites.

EMPLOYEES

As of December 31, 2001, we employed a total of 287 persons, 150 of whom work with us on a full-time basis. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 1(D).    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES

We do not have foreign sales and do not believe geographic sales are significant to obtain an understanding of our business operations during the three-year period ended December 31, 2001.

ITEM 2.     PROPERTIES

The location and general description of our properties as of March 1, 2002, are as follows:

Corporate Headquarters

Our corporate facility is currently located at 10305 102nd Terrace in Sebastian, Florida, where we occupy approximately 32,000 square feet of office, administrative, and data center space. We lease our facilities from XL Realty, Inc., a subsidiary of Safeguard Scientifics, Inc. Our lease for this facility expires on March 31, 2003.

Other Facilities

We maintain sales and support offices in Meade, Kansas; Weatherford, Oklahoma; and Austin, Texas. We also maintain cattle assimilation and auction facilities which are located in Lexington, Kentucky; Gaffney, South Carolina; and in San Saba, Brownwood, Mason, and Laredo, Texas. We own and lease certain of our properties in Okolona, Mississippi and Chilton, Texas.

ITEM 3.     LEGAL PROCEEDINGS

We have been named as a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000 in the Queen’s Bench Judicial Centre of Regina, Province of Saskatchewan, Canada. The complaint alleges that we and E-Y Laboratories Inc. were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement allegedly in violation of these agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18 million (Canadian dollars), as well as injunctive relief.

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

We have also been named as a defendant in a lawsuit by Stonebridge Acquisition, Inc. on January 18, 2002 in the County Court of Dallas County at Law No. 2, Dallas County, Texas. The complaint alleges that we did not permit Stonebridge to complete services per a consulting services agreement and did not pay for services performed. The complaint asserts damages, from the defendants in the aggregate amount of $1.0 million, as well as injunctive relief. We have filed a motion to dismiss the complaint, which is pending and we believe we have valid defenses to the action.

We are involved in various other claims and legal actions arising in the ordinary course of business. Our opinion is that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER           MATTERS

Our common stock trades in the NASDAQ National Market under the symbol “EMRG”. Prior to our February 4, 2000, IPO there was no established public trading market for any of our securities. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the NASDAQ National Market during each quarter of the last two fiscal years:

	High	Low
February 4, 2000 to March 31, 2000	$70.50	$25.00
April 1, 2000 to June 30, 2000	$30.19	$8.56
July 1, 2000 to September 30, 2000	$31.00	$15.00
October 1, 2000 to December 31, 2000	$16.50	$2.88
January 1, 2001 to March 31, 2001	$5.88	$3.41
April 1, 2001 to June 30, 2001	$3.77	$.89
July 1, 2001 to September 30, 2001	$2.28	$.66
October 1, 2001 to December 31, 2001	$1.82	$1.25

As of March 25, 2002, the last reported sale price for our common stock on the NASDAQ National Market was $0.76 per share and we had 594 registered holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On January 8, 2001, we purchased certain tangible and intangible assets in connection with the acquisition of Timothy R. Pennell’s (“Pennell”) livestock resale business. As part of the exchange, we issued 51,370 shares of our Class A common stock with an aggregate value of $187,500.

On January 11, 2001, we purchased certain tangible and intangible assets in connection with the acquisition of Runnells Peters Cattle Company (“Runnells Peters”). As part of the exchange, we issued 136,986 shares of our Class A common stock with an aggregate value of $500,000.

On September 28, 2001, we sold 4,000,000 shares of our common stock to Allflex Holdings, Inc. (“Allflex”) for $2.7 million in cash.

All of the above referenced shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. Shares issued in connection with option exercises were issued either pursuant to an exemption by reason of Rule 701 and Section 4(2) of the Securities Act of 1933 or were issued pursuant to the Company’s Registration Statement on Form S-8. The sales were made without general solicitation or advertising. Each purchaser represented that he, she, or it was acquiring the shares without a view to distribute and was afforded an opportunity to review all documents and ask questions of our officers pertaining to matters they deemed material to an investment in our Class A common stock.

We have also been named as a defendant in a lawsuit filed by Stonebridge Acquisition, Inc. on January 18, 2002 in the County Court of Dallas County at Law No. 2, Dallas County, Texas. The complaint alleges that we did not permit Stonebridge to complete services per a consulting services agreement and did not pay for services

Changes in Securities and Use of Proceeds

On February 4, 2000, we commenced an initial public offering of our common stock. Our registration statement on Form S-1 (File No. 333-89815) covering the offering of 7,175,000 shares was declared effective on February 3, 2000. Adams, Harkness & Hill, Inc., First Union Securities, Inc. and FAC Equities were the managing underwriters of the offering. As part of the offering, we sold 2,806,000 shares of our class A common stock at the public offering price to shareholders of Safeguard Scientifics, Inc. (“Safeguard”), one of our principal stockholders, that owned at least 100 shares of common stock of Safeguard as of October 20, 1999, and Safeguard sold 694,000 of its eMerge Interactive shares to its shareholders. In addition, we issued 500,000 shares of class A common stock at $15.00 per share in a private placement that was completed simultaneously with the offering.

The net proceeds from the offering and the private placement after deducting discounts, commissions, management fees, finder’s fees and expenses was $107.1 million. During 2000, we used $12.8 million of the proceeds from this offering for payments to related parties and Turnkey Computer Systems, Inc., $37.7 million for acquisitions, $16.3 million for capital expenditures, and for general working capital purposes. In 2001, an additional $10.3 million of the proceeds were used for the acquisitions of other businesses or as additional payments for the businesses acquired during 2000, $7.9 million was used for capital expenditures and the balance was used for general working capital. None of the foregoing expenses or remaining payments constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The financial information set forth below may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto which are included in this Form 10-K Report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Revenue	$1,195,303	$803,020	$43,783	$1,792	$—
Cost of revenue	1,181,681	793,860	43,517	2,623	—

Gross profit (loss)	13,622	9,160	266	(831)	—
Operating expenses:
Selling, general and administrative	27,541	26,963	9,864	3,484	567
Technology and development	4,481	7,688	4,156	1,047	667
Depreciation and amortization	15,453	10,053	1,563	238	122
Impairment and related charges	57,412	2,491	—	—	—

Total operating expenses	104,887	47,195	15,583	4,769	1,356
Interest expense/other income, net	(920)	4,815	(288)	(332)	(141)

Loss from continuing operations	$(92,185)	$(33,220)	$(15,605)	$(5,932)	$(1,497)

Loss from continuing operations per common share – basic and diluted	$(2.52)	$(1.05)	$(3.11)	$(1.36)	$(3.91)

Weighted average number of common shares outstanding – basic and diluted	36,592	31,687	6,795	4,357	382

The following table summarizes our balance sheet data for the periods indicated:

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$8,934	$42,812	$12,316	$—	$—
Total assets	68,698	148,552	25,762	6,602	2,165
Total indebtedness	10,574	1,537	13,620	5,572	8,040
Total stockholders’ equity (deficit)	42,578	130,077	8,891	3	(6,875)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a technology and interactive cattle-marketing company serving the $40-billion U.S. beef production industry. Our technologies focus primarily on information-management and individual-animal tracking tools, as well as other food-safety technologies designed to enhance consumer confidence in beef safety. Our cattle-marketing operation, the largest in the U.S., consists of livestock-marketing and order-buying facilities, a nationwide network of 80 cattle representatives and an online auction and brokerage service.

Our goal is to develop broad industry adoption of our information management system, subsequently establishing it as the standard for individual-animal tracking and procurement in order to facilitate the safe, timely flow of source- and process-verified cattle and beef products within the beef-production supply chain. We believe that by accomplishing our goal, we can improve the industry’s productivity and profitability and help its participants enhance beef quality, safety and market share. Thus, our mission is to enable the delivery of a large, brandable supply of beef that 1) differentiates the beef products, 2) opens new markets for beef and 3) creates new value for the industry and consumers.

We offer our products and services to cattle industry participants through our proprietary information management applications, our direct sales force and our web-based business network. Our current and planned products and services include:

•	CattleLog™, our individual-animal data-collection and reporting system.

•	Our Cattle Marketing and Procurement services.

•	VerifEYE™, our development stage meat inspection system.

Our business strategy is to utilize our $20 million technology infrastructure investment to drive industry adoption of our technologies and solutions to provide branded value-added alternatives. Our livestock marketing facilities, Internet auction and supply chain management services are integral components of this strategy as they provide a means to introduce our tracking technologies. Additionally, we will pursue expanding our relationships with those entities in the beef industry that have been the innovators and early adapters of technologies that enable individual animal management and the systems that provide source and process verification.

Acquisitions

In May 2000, we purchased certain tangible and intangible assets associated with the rollover business of Eastern Livestock ,Inc. (“Eastern”) for (i) $17.0 million in cash, (ii) 1,215,913 shares of our common stock valued at $14.5 million, (iii) $4.5 million in cash to be paid one year after the closing date or earlier upon certain events occurring and (iv) approximately $179,000 in transaction costs. The additional $4.5 million was paid in two installments of $2.25 million in February 2001 and May 2001. In October 2001, we completed a lease and operating agreement with Eastern, which provides that we receive 70% of the net profits or losses and Eastern, as lessee/operator, is responsible for obtaining a line of credit for working capital purposes and for the day-to-day operations and receives 30% of the net profits or losses. Eastern’s rollover business engages in the buying of cattle for immediate or short-term resale through its integrated network of order buyers and sales representatives.

In July 2000, we purchased Ed Edens Farms (“Edens”) and its related real estate for (i) $2.3 million in cash, (ii) 83,858 shares of our common stock valued at $1.0 million and (iii) approximately $71,000 in transaction costs. In August 2001, the Company determined that due to significant operating losses, we would no longer operate this facility. All employees were severed and we agreed to lease the property to Ed Edens for a period of one year for $90,000. Edens engages in the buying of cattle for immediate or short-term resale through the facility located in Okolona, Mississippi.

In August 2000, we purchased McMahan Order Buying Company (“McMahan”) for (i) $1.8 million in cash, (ii) 104,392 shares of our common stock valued at $1.8 million, (iii) $10,000 in cash to be paid in January 2001 and (iv) approximately $39,000 in transactions costs. The additional $10,000 was paid as required. In March 2002, we determined that McMahan was not performing as expected and decided the best course of action was to terminate this facility and sever the associated employees. McMahan engages in the buying of cattle for immediate or short-term resale.

In September 2000, we purchased RPT Land & Cattle Company (“Thigpen”) and its related real estate for (i) $3.3 million in cash, (ii) 89,585 shares of our common stock valued at $2.0 million and (iii) approximately $28,000 in transaction costs. In November 2001, we completed a lease and operating agreement with Thigpen, which provides that we receive 70% of the net profits or losses and Thigpen, as lessee/operator, is responsible for obtaining a line of credit for working capital purposes, for the day-to-day operations and receives 30% of the net profits or losses. Thigpen engages in the buying of cattle for immediate or short-term resale through its facility located in Chilton, Texas.

In November 2000, we purchased Hefley order Buying Company (“Hefley”) for (i) $300,000 in cash, (ii) 10,190 shares of our common stock valued at $100,000 and (iii) approximately $11,000 in transaction costs. In March 2002, we determined that Hefley was not performing as expected and decided the best course of action was to terminate this facility and sever the associated employees. Hefley engages in the buying of cattle for immediate or short-term resale.

In December 2000, we purchased J&L Livestock Company (“Jansma”) for (i) $2.3 million in cash, (ii) 331,620 shares of our common stock valued at $2.0 million and (iii) approximately $28,000 in transaction costs. In November 2001, approximately $1.0 million was paid as additional acquisition cost and in December 2001, approximately $100,000 was paid in additional acquisition costs. In November 2001, we completed a lease and operating agreement with Jansma, which provides that we receive 70% of the net profits or losses and Jansma , as lessee/operator, is responsible for obtaining a line of credit for working capital purposes and for the day-to-day operations and receives 30% of the net profits or losses. Jansma engages in the buying of cattle for immediate or short-term resale.

In January 2001, we purchased BBBBP &S, LLC, d/b/a Bluegrass Stockyards (“Bluegrass”) for (i) $3.5 million in cash and (ii) approximately $65,000 in transaction costs. Bluegrass engages in the business of purchasing and reselling of cattle through its auction facility, which is located in Lexington, Kentucky.

In January 2001, we purchased Runnells Peters for (i) $1.5 million in cash, (ii) 136,986 shares of our common stock valued at $500,000 and (iii) approximately $28,000 in transaction costs. Runnells Peters engages in the buying of cattle for immediate or short-term resale through its facility located in Laredo, Texas.

In January 2001, we purchased Pennell for (i) $187,500 in cash, (ii) 51,370 shares of our common stock valued at $187,500 and (iii) approximately $20,000 in transaction costs. Pennell engages in the buying of cattle for immediate or short-term resale.

All acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired entities are included in our consolidated statements of operations since their respective dates of purchase. All goodwill and intangible assets associated with these acquisitions were being amortized over five years on a straight-line basis.

Through these acquisitions, we have significantly increased our capacity to market cattle throughout the United States. Because of the significance of these acquisitions and the resulting additions to our products and services as well as the effect of the lease and operating agreements, our historical financial results may not be indicative of our future performance.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	consolidation of lease and operating agreements; and

•	impairment of long lived assets.

Revenue Recognition

We generate the majority of our revenue from cattle sales transactions where we act as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where we are the principal in the arrangement, we purchase cattle and take title from the seller, record the cattle as inventory until delivered to an accepted buyer and are exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, we record the gross revenue earned and related product costs incurred. For cattle sales transactions in which we act as an agent, we sell cattle consigned to us on a commission basis, where we are not subject to inventory and credit risk, or we sell cattle on a fee basis and we record the net revenue earned. For all other products and services offered by us, we act as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 was followed by Staff Accounting Bulletin No. 101A, “Implementation Issues Related to SAB 101,” in March 2000 and by Staff Accounting Bulletin No. 101B, “Second Amendment: Revenue Recognition in Financial Statements” (“SAB 101B”), in June 2000. In October 2000, the SEC issued a Frequently Asked Questions and Answers document to provide additional guidance. These documents summarize certain views of the SEC regarding applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. We believe that our current revenue recognition policies comply with SAB 101.

Principles of Consolidation

The consolidated financial statements include the financial statements of eMerge Interactive, Inc. and its wholly owned subsidiaries. The consolidation also includes all activities with related entities, notwithstanding lack of technical majority ownership, which is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means other than record ownership of voting stock. Specifically, the activities conducted by related party entities related to the lease and operating agreements are consolidated even though we do not have a 51% voting control (technical majority ownership). Rather we have consolidated these activities due to the parent subsidiary relationship created by the the lease and operating agreements. Minority interest reflects the lessee/operators’ equity interest in the activities under the lease and operating agreements consolidated in the financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This Statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

We estimate projected future cash flows based on historical results, current and projected economic trends, and changes in customer demand and acceptance of our products. Material differences may result in the amount and timing of our projected future cash flows if management has made different judgments or utilized different estimates than actual results. Increases in estimated future cash flows will have no impact on reported goodwill, however, decreases in estimated cash flows could result in additional impairment charges. Also, increases in the discount rate used to project discounted future operating cash flows could result in additional impairment.

Since the acquisition of our various cattle order buying and livestock marketing facilities the cattle industry has experienced difficulties due to an extended drought in the southern plains and the southeast, which led to a decrease in the availability of feeder cattle for sale, which has led to a significantly reduced number of head sold in each quarter of 2001. In addition, we shortened the useful lives by one to two years of the goodwill associated with lease and operating agreements since the term of the key employees non-compete agreements were also reduced by one to two years. As a result of this evaluation, the Company determined that many of these acquired facilities estimated future undiscounted cash flows were below the carrying value of the associated long-lived assets. Accordingly, we have reviewed goodwill associated with the acquisition of our cattle order buying and livestock marketing facilities and recorded an impairment charge of $42.5 million in 2001.

The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and the related notes thereto.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

Revenue increased to $1,195.3 million for the year ended December 31, 2001 from $803.0 million for the year ended December 31, 2000. Revenue from cattle sales, including leased operations during the fourth quarter of 2001, increased to $1,193.2 million for the year ended December 31, 2001 from $800.9 million for the year ended December 31, 2000. This increase reflects a higher volume of cattle sales transactions brought about primarily through our acquisition activities. During the year ended December 31, 2001, we sold approximately 2.5 million head of cattle versus 1.7 million head sold in the comparable prior year period. In the fourth quarter of 2001, the leased operations accounted for 226,000 head of cattle sold. Revenue from other products and services remained constant at $2.1 million for each of the years ended December 31, 2001 and 2000. We expect that cattle revenue, from owned or leased operations, will continue to account for the majority of our revenue base for the foreseeable future, while revenue from other products and services are expected to increase moderately over the next several years.

Cost of Revenue

Cost of revenue consists primarily of the direct cost to acquire cattle, and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are primarily associated with supporting our information management and individual-animal tracking products and services. With the higher volumes of cattle sales transactions generated in 2001, cost of revenue attributed to cattle sales increased to $1,179.3 million for the year ended December 31, 2001 from $791.5 million for the year ended December 31, 2000. Cost of revenue attributed to other products and services increased by 4% to $2.4 million for the year ended December 31, 2001 from $2.3 million for the year ended December 31, 2000. This increase is due principally to higher indirect overhead and an increase in cattle-related product costs. We generated a gross profit of $13.6 million and $9.2 million for the years ended December 31, 2001 and 2000, respectively. The increase in gross profit is due primarily to the increase in total cattle sold as cost of goods increased in proportion to the increase in revenue. We expect that cost of revenue, in particular the direct costs to acquire cattle, will continue to account for the majority of our total costs of revenue for the foreseeable future and will fluctuate proportionately with the changes in volume of cattle sales. We anticipate that costs of revenue associated with other products and services will increase as sales of other goods and services increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent of revenues decreased to 2.3% or $27.5 million for the year ended December 31, 2001 from 3.4% or $27.0 million for the year ended December 31, 2000.

Our selling expenses consist primarily of sales and marketing personnel, material and supply purchases, telephone, travel, consulting and advertising and media expenses. Selling expenses decreased 16% to $15.9 million for the year ended December 31, 2001 from $19.0 million for the year ended December 31, 2000. Selling expenses for the year ended December 31, 2000 included a non-cash compensation charge of $1.3 million associated with employee separations during the second quarter of 2000. The remaining decrease in sales and marketing expenses is due primarily to decreasing the number of personnel within the organization, this decrease in personnel affects primarily salaries and wages, but is also reflected in decreased telephone, travel and advertising costs. We anticipate selling expenses will continue to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the second quarter of 2001, which included workforce reductions, become fully realized.

Our general and administrative expenses consist primarily of salaries and related benefit costs for executive, administrative, and finance personnel, insurance program charges, public company expenses, telephone travel costs, and professional service fees. General and administrative expenses increased 46% to $11.6 million for the year ended December 31, 2001 from $8.0 million for the year ended December 31, 2000. The overall increase in general and administrative expenses was primarily associated with the businesses acquired during 2000 and January 2001, which accounted for approximately $2.8 million of the increase, as the operations of these acquired businesses were included for the entire year ended December 31, 2001. The acquisitions expanded the number of personnel within the administrative organization and caused a corresponding increase in salaries and related benefits costs. The remaining increase is due to a change in our expense allocation methods between selling expenses and general and administrative expenses for several over head expenses which increased the portions of telephone and health insurance expense allocated to general and administrative expenses for 2001. We expect general and administrative expenses to decline slightly in the foreseeable future as the impacts of cost saving initiatives begun during the second quarter of 2001, which included workforce reductions, become fully realized.

Technology and Development

Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, and maintenance charges and project material costs. Our expenses decreased 42% to $4.5 million for the year ended December 31, 2001 from $7.7 million for the year ended December 31, 2000. This decrease was primarily associated with the impacts of cost saving initiatives begun during the second quarter of 2001, which included workforce reductions. In addition materials, supplies and consulting expenses had significant decreases. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, is essentially complete. The primary focus of our development team is our meat inspection system, VerifEYE. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will continue to decline in 2002.

Impairment, Restructuring and Related Charges

During 2001, the Company recorded $57.4 million in impairment and related charges including $54.5 million in noncash asset impairment charges, $1.6 million in severance and related employee costs and $1.3 million in other closure, employee and professional costs. The following paragraphs review our restructuring efforts and the basis for asset impairments.

In an effort to reset our cost structure to the current business level and focus on those products and services that have the most potential to add to our gross margin and help us achieve our near-term profitability goals, we announced plans on May 15, 2001, to reduce our workforce by approximately 60 personnel and write-down to fair value the value of non-strategic assets. Pursuant to these plans, we recorded restructuring and related charges of $14.2 million. The charge included $12.4 million for asset write-downs, primarily associated with discontinued product lines and a facility closing, an accrual for involuntary employee termination benefits and contract termination fees of $1.6 million, and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees. During the remainder of the year an additional workforce reduction was determined necessary to carry out our restructuring plan and we further reduced our workforce by approximately 15 personnel. Based on final cost determinations for additional involuntary employee termination benefits, contract termination fees and costs to exit unused facilities, additional restructuring charges of $597,000 were recorded in September and December of 2001.

The majority of the employee termination benefits accrued during the year were paid and funded with working capital prior to December 31, 2001, reducing the accrued restructuring liability to approximately $452,000 as of December 31, 2001. We anticipate that the actions taken this year will continue to result in additional cost savings during 2002.

From May 2000 through January 2001, we made twelve acquisitions consisting of cattle order buying or livestock marketing facilities, for approximately $72.5 million. Approximately 89.4% of the purchase price was allocated to intangible assets. In September 2001, after assessment by a new management team, we determined that we needed to continue to focus on opportunities that have significant, sustainable revenues with meaningful gross margins. We also determined that owning and operating these businesses do not best serve this focus. Accordingly, we entered into lease and operating agreements for our three largest cattle brokerage operations with the key individuals that were managing these businesses. In general, the terms of the lease and operating agreements provide for 1) the sharing of profits and losses, with the majority allocated to eMerge, 2) each facility securing its own line of credit for working capital purposes and 3) each facility being responsible for its entire operation, including payroll and operating expenses. We anticipate completing similar transactions in the near future with two more of our cattle brokerage operations. We expect the net effect of these transactions will be to eliminate the need for working capital for these operations and the effect to ongoing operating cash flow, before interest, taxes, depreciation and amortization, will be neutral.

In connection with these transactions and pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company evaluated the recoverability of the long-lived assets, including intangible assets of its cattle order buying and livestock marketing businesses. Since the acquisition of these businesses the cattle industry has experienced difficulties due to an extended drought in the southern plains and the southeast, which led to a decrease in the availability of feeder cattle for sale, which has led to a significantly reduced number of head sold in each quarter of 2001 compared to what has been sold historically by our acquired facilities. In addition, we shortened the useful lives by one to two years of the goodwill associated with lease and operating agreements since the terms of the key employees non-compete agreements were also reduced by one to two years. As a result of this evaluation, the Company determined that many of these acquired facilities estimated future undiscounted cash flows were below the carrying value of the associated long-lived assets. Accordingly, as of December 31, 2001, the Company adjusted the carrying value of the acquired facilities long-lived assets, primarily intangible assets, to their estimated fair value of approximately $6.3 million, resulting in a noncash impairment charge of approximately $42.5 million. The estimated fair value was based on anticipated future cash flows discounted at 10%.

During 2000, the Company recorded $2.5 million in impairment and related charges to write-off the remaining net book values of accounts receivable, inventories, intangibles and fixed assets, and accrue for outstanding commitments that were associated with our NutriCharge and Infrared imaging products. Based on an assessment of our current operating environment, the resources required to successfully commercialize these products and our business strategies, we determined during this period that it was no longer feasible to continue offering these products. The impairment charge primarily related to the write-off of $2.0 million in remaining net book values of intangible assets.

Depreciation and Amortization

Depreciation and amortization expense increased 54% to $15.5 million for the year ended December 31, 2001 from $10.1 million for the year ended December 31, 2000. The increase was primarily related to higher amortization charges resulting from business acquisitions completed in 2000 and 2001. Increases in capital spending to support our infrastructure build-up also drove higher depreciation during 2001. We expect depreciation and amortization will decrease next year with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” as goodwill is no longer subject to amortization over its useful life.

Other Income and Expense

Interest and other income, net decreased to ($621,000) for the year ended December 31, 2001 from $5.0 million for the year ended December 31, 2000. This decrease was primarily due to decreased interest income generated by short-term investments and the collection of a related party note receivable in November 2000, which generated interest income of approximately $1.8 million for the year ended December 31, 2000.

Interest expense increased to $696,000 for the year ended December 31, 2001 from $119,000 for the year ended December 31, 2000. This increase is due primarily to interest expense incurred on the balances outstanding on our line of credit, which was entered into on August 27, 2001.

During the fourth quarter of 2001 we conducted a physical inventory of our fixed assets and recognized a loss on disposal of $414,000.

Equity in operations of unconsolidated investee represents our share of Turnkey’s operations adjusted for amortization of equity method goodwill.

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

On January 1, 2001, we adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and recorded a charge to operations of approximately $233,000, which is included as a cumulative effect of a change in accounting principle in the condensed consolidated financial statements.

Due to the losses incurred, we did not recognize income tax expense for the years ended December 31, 2001 and 2000. As of December 31, 2001, we had approximately $141 million of federal income tax loss carry forwards that can be used to offset future taxable income. Our tax loss carry forwards begin to expire in 2012 and we are not currently aware of any limitation on our ability to offset future taxable income.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

Revenue increased to $803.0 million for the year ended December 31, 2000 from $43.8 million for the year ended December 31, 1999. Revenue from cattle sales increased to $800.9 million for the year ended December 31, 2000 from $42.2 million for the year ended December 31, 1999. This increase reflects a higher volume of cattle sales transactions brought about primarily through our acquisition activities. During the fiscal year ended December 31, 2000, we sold approximately 1.7 million head of cattle versus 82,500 head sold in the comparable prior year period. Revenue from other products and services increased by 134% to $2.1 million for the year ended December 31, 2000 from $1.6 million for the year ended December 31, 1999. This increase is due primarily to incremental revenues of approximately $900,000 derived from subscriptions to our comparative feedlot analysis and market information services, the addition of advertising revenue, and sales of cattle-related products. The increased revenue derived from other products and services was partially offset by a decline of approximately $400,000 in sales of our equine imaging systems and related inventory and relatively flat NutriCharge sales. In December 2000, we determined that the additional resources required to successfully commercialize our NutriCharge and infrared imaging products were not warranted given our current operating environment and business strategies. Accordingly, we determined during this period that it was no longer feasible to continue offering these products.

Cost of Revenue

Cost of revenue consists primarily of the direct cost to acquire cattle, cattle-related products, and equine imaging systems components. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and depreciation, that are associated with supporting our expanding base of on-line products and services and with the production of the equine imaging system. With the higher volumes of cattle sales transactions generated in fiscal year 2000, cost of revenue attributed to cattle sales increased to $791.5 million for the year ended December 31, 2000 from $41.7 million for the year ended December 31, 1999. Cost of revenue attributed to other products and services increased by 132% to $2.3 million for the year ended December 31, 2000 from $1.8 million for the year ended December 31, 1999. This increase is due principally to higher indirect overhead and an increase in cattle-related product costs. Higher costs of revenue for other products and services were partially offset by a reduction in costs associated with our equine imaging systems. We generated a gross profit of $9.2 million and $266,000 for the years ended December 31, 2000 and 1999, respectively. The increase in gross profit is due primarily to the increase in cattle revenue as cost of goods did not increase in proportion to the increase in revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 273% to $27.0 million for the year ended December 31, 2000 from $9.9 million for the year ended December 31, 1999. Our selling expenses consist primarily of salaries and related benefit costs for sales and marketing personnel, recruiting and relocation charges, consulting fees, travel, telephone and advertising and trade shows. Selling expenses increased 284% to $19.0 million for the year ended December 31, 2000 from $6.7 million for the year ended December 31, 1999, and included non-cash compensation charges of $1.3 million associated with employee separations during the second quarter of fiscal year 2000. The remaining increase in sales and marketing expenses is due primarily to costs associated with expanding the number of personnel within the organization, most notably from salaries and wages, as well as higher telephone, travel and advertising costs. These expenses were partially offset by reductions in bonus and consulting charges.

Our general and administrative expenses consist primarily of salaries and related benefit costs for executive, administrative, and finance personnel, insurance program charges, travel and professional service fees. General and administrative expenses increased 250% to $8.0 million for the year ended December 31, 2000 from $3.2 million for the year ended December 31, 1999. The increase is primarily due to costs associated with expanding the number of personnel within the organization, most notably from salaries and wages, increased acquisition activity, which also brought about a rise in property and insurance costs, and higher legal, investor relations and travel expenses, which were required to support and grow our publicly-held business.

Technology and Development

Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, and project material costs. Our expenses increased 183% to $7.7 million for the year ended December 31, 2000 from $4.2 million for the year ended December 31, 1999. This increase was primarily due to costs associated with expanding the number of personnel within the organization, most notably from salaries and wages. In addition, increased spending for consultants and materials and supplies was required to integrate and expand our growing product lines such as our online cattle sales and auction software and Interactive Manager software (formerly referred to as Feedlot Information System software).

Impairment, Restructuring and Related Charges

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

Depreciation and Amortization

Depreciation and amortization expense increased 631% to $10.1 million for the year ended December 31, 2000 from $1.6 million for the year ended December 31, 1999. The increase was primarily related to higher amortization charges resulting from business acquisitions completed in 2000. Increases in capital spending to support our infrastructure build-up also drove higher depreciation during 2000.

Other Income and Expense

Interest and other income, net rose to $5.0 million for the year ended December 31, 2000 from ($476,000) for the year ended December 31, 1999. This increase was primarily due to increased interest income generated by short-term investments. During fiscal 2000, we invested the majority of our cash balances in debt instruments of high-quality corporate issuers. Included in interest and other income (expense), net is $1.8 million of imputed interest income recognized in 2000 from a $23.0 million note receivable due from Internet Capital Group. The note receivable was executed in connection with an October 1999 securities purchase agreement and was paid in full in November 2000.

Interest expense declined to $119,000 for the year ended December 31, 2000 from $764,000 for the year ended December 31, 1999 due to repayment of related party debt that was repaid following our initial public offering.

Equity in operations of unconsolidated investee represents our share of Turnkeys’ operations, adjusted for amortization of equity method goodwill.

Due to the losses incurred, we did not recognize income tax expense for the years ended December 31, 2000 and 1999. As of December 31, 2000, we had approximately $56.0 million of federal income tax loss carry forwards that can be used to offset future taxable income. Our tax loss carry forwards begin to expire in 2012 and we are not currently aware of any limitation on our ability to offset future taxable income.

Quarterly Results of Operations

The following table sets forth certain consolidated statements of operations data for the quarters ended March 31, June 30, September 30, and December 31, 2001, and March 31, June 30, September 30, and December 31, 2000. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this Form 10-K Report and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not necessarily indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.

	Three Months Ended
	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2000	Jun. 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$325,208	$326,588	$246,757	$296,749	$38,553	$160,416	$277,351	$326,700
Cost of revenue	321,484	323,311	243,354	293,531	38,201	158,952	273,645	323,062
Operating expenses	13,990	27,588	50,509	12,795	7,045	11,271	12,274	16,605
Interest/other income, net	281	79	(143)	(999)	1,141	1,869	1,290	515
Minority interest	—	—	—	(136)	—	—	—	—

(Loss) from continuing operations	$(9,990)	$(24,232)	$(47,251)	$(10,712)	$(5,552)	$(7,938)	$(7,278)	$(12,452)

(Loss) from continuing operations per common share – basic and diluted	$(0.28)	$(0.68)	$(1.32)	$(.27)	$(0.24)	$(0.23)	$(0.21)	$(0.36)

Liquidity and Capital Resources

As of December 31, 2001, our principle sources of liquidity are existing cash balances and working capital, cash flows from operating activities, borrowings available directly to us under our line of credit and borrowings available to lessee/operators’ lines of credit used to support the activities under the lease and operating agreements.

We continue to explore other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through the issuance of equity securities or through alternative debt financing that provides for the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See also “ Factors Affecting our Business, Financial Condition, and Results of Operations” below.

As of December 31 2001, we had cash and cash equivalents totaling $18.7 million compared to $42.8 million at December 31, 2000. As of December 31, 2001, $9.8 million of our cash and cash equivalents was held by our leased facilities and is classified as restricted. Our working capital balance as of December 31, 2001, was $17.9 million compared to $47.6 million as of December 31, 2000.

In August 2001, we entered into a $30 million revolving line of credit agreement (the “LOC”) from The CIT Group/Business Credit, Inc (“CIT”). The LOC is secured primarily by receivables, inventories and $9 million in irrevocable letters of credit, provided largely, by our affiliates, Safeguard Delaware, Inc. and ICG Holding, Inc., bears interest at our option of Prime or LIBOR plus 300 basis points, payable monthly. The LOC may be utilized for working capital purposes and matures in 24 months. The loan agreement includes various loan covenants and restrictions of a customary nature, which may, under certain circumstances, limit our ability to undertake additional acquisitions, make certain changes in management, or otherwise limit obligations undertaken by, or operations of, eMerge. One of the loan covenants requires we achieve quarterly EBITDA of a loss no greater than $1.5 million. For the quarter ended December 31, 2001 we had an EBITDA loss of $4.6 million. In addition, we are in violation of the loan covenant prohibiting us from making loans. As of December 31, 2001, we had a note receivable (eliminated in consolidation) of $3.2 million from Eastern in compliance with the lease and operating agreement. As of December 31, 2001, the balance on the LOC was $0. We have continued to make additional borrowings under this facility as needed for working capital purposes, and to date, have not been required to obtain a waiver in order to access this facility. In view of our various restructuring activities, which have significantly reduced our need for seasonal working capital, we are currently undergoing discussions with CIT and evaluating our options for reducing the LOC.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $17.5 million in 2001, $30.7 million in 2000 and $15.6 million in 1999. Cash used in operating activities consisted primarily of net operating losses and increases in inventories offset in part by increases in accounts payable. Due to the seasonality associated with our business, cash used in operating activities was greatest during the second and third quarters of 2001 when accounts receivable and inventory balances were at their highest levels during the year.

Net cash used in investing activities was $19.4 million in 2001, $56.8 million in 2000 and $1.6 million in 1999. Our investing activities included the acquisitions of Bluegrass, Runnells Peters and Pennell for a combined $5.2 million and capital expenditures of $7.9 million. In addition, we paid the former shareholders of Eastern $4.5 million in cash during the year ended December 31, 2001, pursuant to an asset purchase agreement dated May 1, 2000. We paid $300,000 in cash during August 2001 to the former shareholders of LeMaster in connection with an asset purchase agreement executed in August 2000. Finally, we paid $1.1 million to the former shareholder of Jansma in connection with an asset purchase agreement executed in December 2000. We expect continued capital expenditures for the foreseeable future as we continue to affect our business strategy. However, we expect future spending on capital expenditures to be at a significantly lower rate than experienced during 2001.

Net cash provided by financing activities was $12.8 million in 2001, $118.0 million in 2000 and $29.5 million in 1999. In 2001 cash provided by financing activities was principally due to net borrowings on the lines of credit. In addition, we received $2.7 million from Allflex USA, Inc., a wholly owned subsidiary of Allflex Holdings Inc., for the purchase of 4,000,000 restricted common shares of stock in association with a strategic technology alliance between Allflex and eMerge. These shares were priced to reflect the sale restrictions and strategic value of our alliance with Allflex based on a discount to market using the average share price over the previous month as determined on August 23, 2001, the day after the announcement of the strategic technology alliance between the two parties. In 2000, net cash provided by financing activities was primarily generated from our initial public offering and private placement, which raised net proceeds of $107.1 million, as well as the receipt of $23.0 million from Internet Capital Group in full settlement of a note receivable executed in October 1999. These amounts were partially offset by related party payments of $10.4 million to Safeguard Scientifics, Inc. and $1.5 million to XL Vision and the repayment of a $900,000 note payable due to Turnkey Computer Systems. Cash provided by financing activities prior to 2000 consisted primarily of the sale of our stock and borrowings from Internet Capital Group, XL Vision and Safeguard.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, reduce our net cash outflow and manage the working capital required by seasonal fluctuations in cattle sales.

Cattle Order Buying Lease and Operating Agreements

We completed lease and operating agreements with three of our largest order buying facilities during the fourth quarter of 2001. With the completion of these lease and operating agreements, the working capital requirements of our owned operations were reduced, which in turn, reduced our need to draw on the CIT line of credit.

Commercial and Contractual Commitments

Other contractual and commercial commitments are summarized below:

	Capital lease Obligations	Lines of Credit
Total Obligations Due In:
2002	$422,280	$9,658,062
2003	331,920	—
2004	205,868	—
2005	—	—
2006	—	—

As of December 31, 2001, we have outstanding cattle purchase agreements of $32 million and cattle sales agreements of $21 million.

Other Matters

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts. We do engage in a limited number of cattle futures contracts. However, we held no open cattle future positions as of December 31, 2001. We also engage in both cattle purchase and sale transactions with certain related parties, primarily entities related to or owned by acquired companies. These sales are made on the same credit terms as our other customers and suppliers. We generally purchase from or sell to related parties in order to satisfy sales commitments or balance our inventory position. Purchase and sales prices are negotiated based on current market conditions in the cattle industry.

During the fourth quarter of 2001, the Company finalized lease and operating agreements with three of its largest order buying businesses. Beginning with the effective date of each agreement, the cattle brokerage operations formerly conducted in wholly owned subsidiaries are conducted in entities owned solely by employees of the Company. The lease and operating agreements are generally for a one year term, renewable, and provide for the Company to receive 70% of the net profits or losses (as defined in the agreements) and have certain control over operating activities while the lessee/operators are responsible for obtaining lines of credit for working capital purposes and are responsible for the day-to-day operations of the activities, including payroll and operating expenses.

FACTORS AFFECTING OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

Cautionary Statement

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will” and words of similar meaning. These statements include statements regarding, among other things, our electronic commerce strategy, acquisition and expansion strategy, product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop “brand” awareness and the market acceptance of the Internet as a medium of commerce. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements, including the acceptance by our customers of electronic commerce as a means of conducting business, our ability to grow revenue, our ability to increase margins, our ability to implement our acquisition and expansion strategy, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation and other factors. Other factors that may cause such a difference include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Factors Affecting Our Business, Financial Condition and Results of Operation,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

In addition to the other information included in this report and our other public filings and releases, the following factors should be considered while evaluating our business, financial condition, results of operations and prospects:

We have an unproven business model. As a result, we may not be able to accurately predict future results and our business strategy may not be successful.

While we commenced operations in 1994 and commercially released our initial product in November 1997, our business model and strategy continued to change significantly. This change makes predicting our future results of operations difficult. Our new business model has been tested over a limited period of time and, accordingly, we cannot be certain that our business strategy will be successful.

Specific uncertainties relating to our new business model include our ability to:

•	expand the number of cattle producers, feedlots and packers that utilize our services;

•	develop and upgrade our products and technologies more effectively and rapidly than our competitors; and

•	successfully implement our sales and marketing strategies.

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

We have a history of net losses and expect to continue to incur net losses for the next two years. If we continue to incur net losses, our business may not ultimately be financially viable.

We have incurred significant net losses since inception. We reported a net loss of approximately $33.1 million for the year ended December 31, 2000, or 4% of total revenue, and a net loss of approximately $92.4 million for the year ended December 31, 2001, or 8% of total revenue. As of December 31, 2001, we had accumulated net losses totaling approximately $158 million. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

To achieve profitability, we must successfully address the following risks:

•	lack of wide-scale commercial acceptance of our products and services;

•	failure to expand the number of livestock industry participants currently using our network;

•	inability to respond promptly to competitive and industry developments;

•	failure to achieve brand recognition;

•	failure to introduce new products and services; and

•	failure to upgrade and enhance our technologies to accommodate expanded product and service offerings and increased customer traffic.

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

We typically assume the ownership of cattle sold through our cattle brokerage business and are subject to the risk of loss while we hold title and market risk.

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

We expect that our revenue and operating results will vary in the future as a result of a number of factors. Our quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our operating results in the future may not follow any prior trends and should not be relied upon as an indication of future results. The factors that affect our quarterly operating results include:

•	our ability to retain existing customers and attract new customers;

•	our ability to develop and market new and enhanced products and services on a timely basis;

•	the introduction of new or enhanced Web sites, products and services by us; and

•	continued purchases by our existing customers.

In addition, a number of factors that are beyond our control will also affect our quarterly operating results, such as:

•	demand for our products and services;

•	product and price competition;

•	the introduction of new or enhanced Web sites, products and services by our competitors; and

•	significant downturns in our targeted markets.

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

The outcome of the lengthy and complex process of developing new products is inherently uncertain. Prospective products, such as our meat inspection system, require time and resources to develop, may not ultimately be commercially viable, may not achieve commercial acceptance in the marketplace and may fail to receive regulatory approval, if required. In addition, new products by competitors could adversely affect the realization of products that are commercially successful.

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

The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities. Internet Capital Group and Safeguard together have the power to vote approximately 52% (as of December 31, 2001) of the aggregate number of votes to which the holders of our common stock are entitled. As a result, these stockholders will be able to control all matters requiring stockholder approval.

In addition, currently four of the nine members of our board of directors also serve as directors, officers and/or senior executives of Internet Capital Group and Safeguard. Internet Capital Group has the right to elect two directors to our board. Under the joint venture agreement, Safeguard and Internet Capital Group have agreed to vote for two designees of Safeguard and two designees of Internet Capital Group in all future elections of directors. Internet Capital Group and Safeguard will therefore have the ability to significantly influence our management.

Our common stock price is likely to be highly volatile.

The market price of our common stock, like the market for Internet-related and technology companies in general, has been and will likely continue to be highly volatile. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. These fluctuations may be caused by factors such as:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	conditions or trends in the cattle industry;

•	new sales formats of new products or services;

•	changes in or failure by us to meet financial estimates of securities analysts;

•	conditions or trends in the Internet industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	capital commitments;

•	additions or departures of key personnel; and

•	sales of common stock.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We held no derivative securities as of December 31, 2001. Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio and debt structure. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of December 31, 2001, our investments consisted of $115,000 in cash equivalents with maturities of less than three months and $1.5 million in certificates of deposit with a maturity of less than six months. Due to the short-

term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

The interest rate on our debt floats based on the index rate. Accordingly, increases or decreases in the index rate would increase or decrease our interest expense. A 10% increase or decrease in interest rates would have increased or decreased our interest expense approximately $70,000 in 2001.

In the ordinary course of business, we enter into purchase and sale contracts for cattle that require delivery at a future date. We also enter into a limited number of cattle futures transactions. The contract lives are generally less than six months. As of December 31, 2001, there were no open positions.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND           FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information contained under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” and “Summary Compensation Table” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 23, 2002, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.     EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the captions “Executive Compensation” and “Summary Compensation Table” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 23, 2002, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 23, 2002, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 23, 2002, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

3.    Exhibits

Exhibit Number	Description	Reference
3.1	Second Amended and Restated Certificate of Incorporation of eMerge Interactive (Exhibit 3.1)	(1)
3.2	Amended and Restated Bylaws of eMerge Interactive (Exhibit 3.2)	(1)
10.1	Amended and Restated 1996 Equity Compensation Plan (Exhibit 10.1)	(1)
10.2	1999 Equity Compensation Plan (Exhibit 10.2)	(1)
10.3	Master License Agreement dated July 29, 1998 between eMerge Interactive and Her Majesty the Queen of Canada, as represented by the Minister of Agriculture and Agri-Food Canada (Exhibit 10.3)	(1)
10.4	Administrative Services Agreement dated December 15, 1997 between eMerge Interactive, Safeguard Scientifics, Inc. and XL Vision, Inc., as amended on August 17, 1999 (Exhibit 10.4)	(1)
10.5	Direct Charge Administrative Services Agreement dated April 15, 1997 between eMerge Interactive and XL Vision, Inc. (Exhibit 10.5) (1)	(1)
10.6	Asset Purchase Agreement dated February 24, 1999 between eMerge Interactive, CIN, LLC and Dr. Scott Crain (Exhibit 10.6)	(1)
10.7	Stock Purchase Agreement dated March 22, 1999 between eMerge Interactive, Cyberstockyard, Inc. and J. Scott Sanders, David Sanders, Scott Calhoun and Dr. Duane Pankratz (Exhibit 10.7)	(1)
10.8	Stockholders Agreement dated July 29, 1998 among eMerge Interactive, and individuals designated as the former shareholders of STS Agriventures, Ltd. (Exhibit 10.8)	(1)
10.9	Purchase Agreement dated July 29, 1998 among eMerge Interactive, NutriCharge, J Technologies, LLC, and the Biegert Family Irrevocable Trust (Exhibit 10.9)	(1)

Exhibit Number	Description	Reference
10.10	Asset Purchase Agreement dated January 15, 1999 between eMerge Interactive and Sperry Marine, Inc. (Exhibit 10.10)	(1)
10.11	Purchase and License Agreement dated January 15, 1999 between eMerge Interactive and Sperry Marine, Inc. (Exhibit 10.11)	(1)
10.12	Asset Purchase Agreement dated May 19, 1999 between eMerge Interactive and Professional Cattle Consultants, L.L.C. (Exhibit 10.12)	(1)
10.13	Letter of Agreement dated January 12, 2000 between eMerge Interactive and Southern States, Cooperative, Inc. (Exhibit 10.13)	(1)
10.14	Subscription Agreement letter for purchase of Series B Junior Preferred Stock (Exhibit 10.14)	(1)
10.15	Preferred Stock Purchase Agreement dated April 1, 1999 (Series C Preferred Stock) (Exhibit 10.15)	(1)
10.16	Common Stock Purchase Agreement dated August 16, 1999 between eMerge Interactive and Turnkey Computer Systems, Inc. (Exhibit 10.16)	(1)
10.17	Registration Rights Agreement dated July 18, 1997 (Exhibit 10.17)	(1)
10.18	Real Property Sublease between XL Vision and eMerge Interactive, dated December 1999 (Exhibit 10.18)	(1)
10.19	Stockholders’ and Registration Rights Agreement dated February 24, 1999 (Exhibit 10.19)	(1)
10.20	Joinder and Correction to Stockholders and Registration Rights Agreement dated March 29, 1999 (Exhibit 10.20)	(1)
10.21(a)	Revolving Note dated July 21, 1999 from eMerge Interactive to Safeguard Delaware, Inc., Amended Revolving Note dated August 3, 1999 (Exhibit 10.21(a))	(1)
10.21(b)	Second Amended Revolving Note dated October 25, 1999 (Exhibit 10.21(b)	(1)
10.21(c)	Third Amended Revolving Note dated December 6, 1999 (Exhibit 10.21(c))	(1)
10.21(d)	Fourth Amended Revolving Note dated January 31, 2000 (Exhibit 10.21(d))	(1)
10.22	Revolving Note dated January 1, 1999 from XL Vision to eMerge Interactive (Exhibit 10.22)	(1)
10.23	Promissory Note dated August 31, 1999 from eMerge Interactive to Safeguard Delaware, Inc. (cancelled) (Exhibit 10.23)	(1)
10.24	Term note dated October 25, 1999 from eMerge Interactive to Safeguard (Exhibit 10.24)	(1)
10.25	Promissory Note dated October 6, 1999 from eMerge Interactive to Safeguard Delaware, Inc. (cancelled) (Exhibit 10.25)	(1)
10.26	Stockholders Agreement dated July 17, 1997 and Joinder to Stockholder’s Agreement (Exhibit 10.26)	(1)
10.27	Subordinated Purchase Money Note from eMerge Interactive to XL Vision dated July 15, 1997 (Exhibit 10.27)	(1)
10.28	Toll Processing Agreement dated August 16, 1999 between eMerge Interactive and ADM Animal Health & Nutrition, a division of Archer-Daniels-Midland Company (Exhibit 10.28)	(1)

Exhibit Number	Description	Reference
10.29	Term Note dated October 25, 1999 from eMerge Interactive to Safeguard Delaware, Inc. (Exhibit 10.29)	(1)
10.30	Securities Purchase Agreement dated October 27, 1999 between eMerge Interactive Technologies, LLC and Internet Capital Group, Inc. (Exhibit 10.30)	(1)
10.31	Registration Rights Agreement dated October 27, 1999 between eMerge Interactive and Internet Capital Group, Inc. (Exhibit 10.31)	(1)
10.32	Cooperative Research and Development Agreement between USDA’s Agricultural Research Service, eMerge and Iowa State University of Science and Technology concerning Methods for Detecting Fecal and Ingesta Contamination on Meat dated August 4, 1999 (Exhibit 10.32)	(1)
10.33	Exclusive License Agreement between Iowa State University Research Foundation, Inc., and eMerge dated August 3, 1999 (Exhibit 10.33)	(1)
10.34	Term Note and Pledge Agreement dated January 28, 2000 between eMerge and Charles Abraham (Exhibit 10.34)	(1)
10.35	Agreement for the Purchase and Sale of Assets, dated April 20, 2000 (Exhibit 2.1)	(2)
10.36	Registration Rights and Restricted Stock Agreement, dated May 1, 2000 (Exhibit 2.2)	(2)
10.37	Supply and Support Agreement, dated May 1, 2000 (Exhibit 2.3)	(2)
10.38	Cattle Purchase Contract Agreement, dated May 1, 2000 (Exhibit 2.4)	(2)
10.39	Agreement for the Purchase and Sale of Assets, dated April 21, 2000 (Exhibit 2.5)	(2)
10.40	Contract for Sale and Purchase of Real Estate, dated April 21, 2000 (Exhibit 2.6)	(2)
10.41	Supplement to Common Stock Purchase Agreement dated October 1, 2000, between eMerge Interactive, Inc., Turnkey Computer Systems, Inc., Stephen W. Myers, Don Flynt, and Carey Coffman (Exhibit 10.41)	(3)
10.42	Investment Agreement, effective as of August 29, 2001, by and between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.1)	(4)
10.43	Amendment No. 1 to Investment Agreement, dated September 20, 2001, by and between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.2)	(4)
10.44	Registration Rights Agreement, effective as of August 29, 2001, by and between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.3)	(4)
10.45	Lease and Operating Agreement, dated as of October 16, 2001, by and between Eastern Livestock Co., LLC and eMerge Interactive, Inc. (Exhibit 10.4)	(5)
10.46	Financing Agreement, dated August 24, 2001, by and among the Financial Institutions party thereto from time to time, as Lenders, The CIT Group/Business Credit, Inc., as Agent and eMerge Interactive, Inc. (Exhibit 10.5)	(5)
10.47	Financing and Warrant Purchase Agreement, dated as of August 24, 2001, by and among Safeguard Delaware, Inc., ICG Holdings, Inc. Biegert, Inc. and eMerge Interactive, Inc. (Exhibit 10.6)	(5)
10.48	Extension Agreement Re: Financing and Warrant Purchase Agreement, dated February 27, 2002, by and among Safeguard Delaware, Inc., ICG Holdings, Inc. Biegert, Inc. and eMerge Interactive, Inc.	*

Exhibit Number	Description	Reference
10.49	Amendment to Lease and Operating Agreement dated as of February 28, 2002, by and between Eastern Livestock Co., LLC and eMerge Interactive, Inc.	*
23.1	Consent of Independent Certified Public Accountants	*

(1)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-1 (No. 333-89815), filed with the Commission.
(2)	Incorporated by reference from the exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated May 5, 2000, filed with the Commission.
(3)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2000, filed with the Commission.
(4)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-71538), filed with the Commission on October 12, 2001.
(5)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended September 30, 2001.
*	Filed herewith.

(a)	Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended December 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2002
EMERGE INTERACTIVE, INC.

By:	/s/ DAVID C. WARREN

David C. Warren Chief Executive Officer and Director (Principal Executive Officer)
/s/ REID JOHNSON Reid Johnson Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ DAVID C. WARREN David C. Warren	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ REID JOHNSON Reid Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ THOMAS L. TIPPENS Thomas L. Tippens	Chairman of the Board	March 28, 2002

/s/ DOUGLAS A. ALEXANDER Douglas A. Alexander	Director	March 29, 2002

/s/ CHRISTOPHER J. DAVIS Christopher J. Davis	Director	March 29, 2002

Richard G. White	Director	March , 2002

/s/ JOHN W. PODUSKA, JR. John W. Poduska, Jr.	Director	March 29, 2002

/s/ ROBERT S. ADAMS Robert S. Adams	Director	March 29, 2002

/s/ ROBERT E. DRURY Robert E. Drury	Director	March 29, 2002

/s/ JOHN C. FOLTZ John C. Foltz	Director	March 29, 2002

EMERGE INTERACTIVE, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2001 and 2000

(With Independent Auditors’ Report Thereon)

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2001 and 2000

Independent Auditors’ Report

The Board of Directors and Stockholders
eMerge Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of eMerge Interactive, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eMerge Interactive, Inc. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(1) to the financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP
Orlando, Florida
February 26, 2002

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

Assets	2001	2000
Current assets:
Cash and cash equivalents	$8,934,348	$42,811,572
Restricted cash (note 4)	9,801,814	—
Trade accounts receivable, less allowance for doubtful accounts of $382,512 in 2001 and $167,937 in 2000 (including receivables from related parties of approximately $735,000 in 2001 and $3.5 million in 2000)	12,775,126	15,621,359
Inventories (note 5)	6,873,315	3,704,250
Cattle deposits	2,082,567	2,185,670
Prepaid expenses	2,189,794	1,070,674
Other current assets	182,175	697,536
Due from related parties (note 6)	121,004	—

Total current assets	42,960,143	66,091,061
Property, plant and equipment, net (note 7)	15,207,829	20,567,939
Investment in Turnkey Computer Systems, Inc. (note 8)	2,716,424	3,010,603
Intangibles, net of accumulated amortization of $6,309,028 in 2001 and $8,131,310 in 2000 (note 9)	6,308,659	57,377,620
Restricted cash (note 4)	1,505,000	1,505,000

Total assets	$68,698,055	$148,552,223

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligations (note 10)	$366,542	$216,516
Lines of credit (note 11)	9,658,062	—
Accounts payable (including payables from related parties of approximately $3.8 million in 2001 and $705,000 in 2000)	12,041,661	10,214,535
Accrued liabilities:
Purchase consideration (note 12)	—	4,800,000
Salaries and benefits	1,336,415	850,533
Other	1,228,196	1,124,649
Advance payments from customers	392,566	663,850
Due to related parties (note 6)	10,641	514,198

Total current liabilities	25,034,083	18,384,281
Capital lease obligations, excluding current installments (note 10)	537,054	90,820

Total liabilities	25,571,137	18,475,101

Minority Interest	549,309	—

Commitments and contingencies (notes 10, 13, 19 and 20)
Stockholders’ equity (notes 6, 12, 13, 14, 17 and 20)
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued and outstanding 33,939,725 shares in 2001 and 29,445,228 shares in 2000	271,517	235,561
Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and outstanding in 2001 and 2000	45,556	45,556
Additional paid-in capital	200,231,953	195,347,598
Accumulated deficit	(157,928,313)	(65,511,023)
Unearned compensation (note 17)	(43,104)	(40,570)

Total stockholders’ equity	42,577,609	130,077,122

Total liabilities and stockholders’ equity	$68,698,055	$148,552,223

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenue (including sales to related parties of approximately $314,200,000 in 2001, $226,070,000 in 2000 and $0 in 1999)(note 6)	$1,195,302,889	$803,019,933	$43,783,124
Cost of revenue (including purchases from related parties of approximately $93,800,000 in 2001, $54,082,000 in 2000 and $0 in 1999) (note 6)	1,181,680,484	793,859,657	43,517,459

Gross profit	13,622,405	9,160,276	265,665

Operating expenses:
Selling, general and administrative (note 6)	27,541,389	26,962,953	9,863,828
Technology and development	4,480,491	7,687,563	4,155,896
Depreciation and amortization of intangibles	15,453,133	10,053,344	1,563,247
Impairment and related charges (note 9)	57,411,608	2,491,486	—

Total operating expenses	104,886,621	47,195,346	15,582,971

Operating loss	(91,264,216)	(38,035,070)	(15,317,306)

Interest and other income, net (including related party interest of approximately $15,000 in 2001, $1,800,000 in 2000 and $370,000 in 1999)(note 6)	620,658	5,011,587	475,642
Interest expense (including related party interest of $0 in 2001, $119,018 in 2000, and $764,042 in 1999) (note 6)	(696,381)	(119,018)	(764,042)
Loss on disposal of assets	(414,036)	—	—
Equity in operations of unconsolidated investee	(294,180)	(77,230)	—
Minority interest	(136,447)	—	—

Loss from continuing operations before income taxes	(92,184,602)	(33,219,731)	(15,605,706)
Income tax expense (benefit) (note 16)	—	—	—

Loss from continuing operations	(92,184,602)	(33,219,731)	(15,605,706)
Income from operations of discontinued transportation segment	—	84,634	10,420
Cumulative effect of a change in accounting principle (note 2(1))	(232,688)	—	—

Net loss	$(92,417,290)	$(33,135,097)	$(15,595,286)

Net loss attributable to common stockholders (note 6)	$(92,417,290)	$(33,135,097)	$(21,133,237)

Net loss from continuing operations per common share—basic and diluted	$(2.52)	$(1.05)	$(3.11)

Net loss per common share—basic and diluted	$(2.53)	$(1.05)	$(3.11)

Weighted average number of common shares outstanding—basic and diluted	36,592,121	31,686,845	6,794,755

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2001, 2000 and 1999

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock Class A		Common Stock Class B		Additional paid-in capital	Accumulated deficit	Note Receivable from Internet Capital Group, Inc.	Unearned compensation
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balances at December 31, 1998	6,443,606	$64,436	2,400,000	$24,000	—	$—	—	$—	5,845,625	$46,765	—	$—	$16,648,286	$(16,780,640)	$—	$—	$2,847
Issuance of 1,000,000 shares of Class A common stock in connection with business combinations (note 12)	—	—	—	—	—	—	—	—	1,000,000	8,000	—	—	1,162,000	—	—	—	1,170,000
Issuance of Series C preferred stock at $5.00 per share	—	—	—	—	1,100,000	11,000	—	—	—	—	—	—	5,489,000	—	—	—	5,500,000
Issuance of Series D preferred stock at $9.00 per share, including beneficial conversion feature (note 6)	—	—	—	—	—	—	4,555,556	45,556	—	—	—	—	40,967,503	—	(20,815,000)	—	20,198,059
Beneficial conversion feature (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	(5,523,612)	—	—	—	(5,523,612)
Issuance of warrant (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	3,325,553	—	—	—	3,325,553
Exercise of stock options for cash (note 17)	—	—	—	—	—	—	—	—	200,819	1,607	—	—	185,798	—	—	—	187,405
Accretion of redemption value of Class A common stock issued in connection with the Turnkey Computer Systems, Inc. transaction (note 8)	—	—	—	—	—	—	—	—	—	—	—	—	(14,339)	—	—	—	(14,339)
Accretion to redemption value of note receivable from Internet Capital Group, Inc. (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(373,320)	—	(373,320)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,595,286)	—	—	(15,595,286)
Unearned compensation (note 17)	—	—	—	—	—	—	—	—	—	—	—	—	72,126	—	—	(72,126)	—
Amortization of unearned compensation (note 17)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,524	13,524

Balances at December 31, 1999	6,443,606	64,436	2,400,000	24,000	1,100,000	11,000	4,555,556	45,556	7,046,444	56,372	—	—	62,312,315	(32,375,926)	(21,188,320)	(58,602)	8,890,831
Conversion of Series A preferred stock for 8,054,508 shares of Class A common stock (note 14)	(6,443,606)	(64,436)	—	—	—	—	—	—	8,054,508	64,436	—	—	—	—	—	—	—
Conversion of Series B preferred stock for 3,000,000 shares of Class A common stock (note 14)	—	—	(2,400,000)	(24,000)	—	—	—	—	3,000,000	24,000	—	—	—	—	—	—	—
Conversion of Series C preferred stock for 1,375,000 shares of Class A common stock (note 14)	—	—	—	—	(1,100,000)	(11,000)	—	—	1,375,000	11,000	—	—	—	—	—	—	—
Conversion of Series D preferred stock for 5,694,445 shares of Class B common stock (note 14)	—	—	—	—	—	—	(4,555,556)	(45,556)			5,694,445	45,556	—	—	—	—	—
Sale of Class A common stock in connection with initial public offering (note 14)	—	—	—	—	—	—	—	—	7,675,000	61,400	—	—	107,095,713	—	—	—	107,157,113
Issuance of 1,974,120 shares of Class A common stock in connection with business combinations (note 12)	—	—	—	—	—	—	—	—	1,974,120	15,792	—	—	23,870,385	—	—	—	23,886,177
Exercise of stock options for cash (note 17)	—	—	—	—	—	—	—	—	257,656	2,061	—	—	316,078	—	—	—	318,139
Accretion of redemption value of Class A common stock issued in connection with the Turnkey Computer Systems, Inc. transaction (note 8)	—	—	—	—	—	—	—	—	—	—	—	—	(5,060)	—	—	—	(5,060)
Extinguishment of Turnkey's put right for 62,500 shares of Class A common stock (note 8)	—	—	—	—	—	—	—	—	62,500	500	—	—	418,899	—	—	—	419,399
Accretion to redemption value of note receivable from Internet Capital Group, Inc. (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,811,680)	—	(1,811,680)
Collection of note receivable from Internet Capital Group, Inc. (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	23,000,000	—	23,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,135,097)	—	—	(33,135,097)
Unearned compensation (note 17)	—	—	—	—	—	—	—	—	—	—	—	—	1,339,268	—	—	(1,339,268)	—
Amortization of unearned compensation (note 17)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,357,300	1,357,300

Balance at December 31, 2000	—	—	—	—	—	—	—	—	29,445,228	235,561	5,694,445	45,556	195,347,598	(65,511,023)	—	(40,570)	130,077,122
Exercise of common stock options for cash (note 17)	—	—	—	—	—	—	—	—	306,141	2,449	—	—	332,605	—	—	—	335,054
Issuance of 188,356 shares of Class A common stock in connection with business combinations net of issue costs of $3,418 (note 12)	—	—	—	—	—	—	—	—	188,356	1,507	—	—	682,575	—	—	—	684,082
Issuance of 4,000,000 shares of Class A common stock for cash	—	—	—	—	—	—	—	—	4,000,000	32,000	—	—	2,625,439	—	—	—	2,657,439
Issuance of warrants to acquire 764,328 shares of Class A common stock (note 13)	—	—	—	—	—	—	—	—	—	—	—	—	914,376	—	—	—	914,376
Unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	329,360	—	—	(329,360)	—
Amortization of unearned compensation (note 17)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	326,826	326,826
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(92,417,290)	—	—	(92,417,290)

Balances at December 31, 2001	—	$—	—	$—	—	$—	—	$—	33,939,725	$271,517	5,694,445	$45,556	$200,231,953	$(157,928,313)	$—	$(43,104)	$42,577,609

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(92,417,290)	$(33,135,097)	$(15,595,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	232,688	—	—
Depreciation and amortization	15,707,723	10,097,449	1,770,571
Loss on disposal of assets	414,036	—	—
Accretion to redemption value of note receivable	—	(1,811,680)	(373,320)
Noncash compensation	301,156	1,339,268	—
Amortization of unearned compensation	25,670	18,032	13,524
Impairment and related charges	55,714,410	2,491,486	—
Equity loss in unconsolidated investee	21,611	77,230	—
Provision for obsolescence	354,772	—	—
Minority interest	136,447	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,846,233	(14,477,226)	(759,162)
Inventories	(3,250,173)	(1,815,598)	(494,646)
Cattle deposits	836,483	(1,711,811)	(473,859)
Prepaid expenses and other assets	77,929	(1,574,805)	(179,590)
Net assets of discontinued operations	—	297,003	—
Due from related parties, net	(624,561)	(183,116)	—
Accounts payable and accrued liabilities	2,414,167	8,887,639	249,916
Advance payments from customers	(271,283)	441,100	222,750

Net cash used in operating activities	(17,479,982)	(30,693,894)	(15,619,102)

Cash flows from investing activities:
Investment in Turnkey Computer Systems, Inc.	—	(1,265,000)	(22,833)
Business combinations, net of cash acquired	(10,327,669)	(37,693,635)	(1,799,263)
Proceeds from discontinued operations	—	—	1,927,230
Purchase of property, plant and equipment	(7,938,718)	(16,341,271)	(1,672,461)
Purchases of intangibles	(1,134,000)	—	(25,002)
Purchases of investment securities	—	(1,505,000)	—

Net cash used in investing activities	(19,400,387)	(56,804,906)	(1,592,329)

Cash flows from financing activities:
Net borrowings (payments) from (to) related parties	—	(11,722,633)	6,866,381
Net borrowings on lines of credit	9,670,777	—	—
Capital contributed by lessor/operator in leasee/operator activity	412,862	—	—
Payment on note payable	—	(900,000)	(500,000)
Payments on capital lease obligations	(267,755)	(306,388)	(78,482)
Offering costs	(3,418)	(7,577,420)	(447,644)
Net proceeds from issuance of preferred stock	—	23,000,000	23,500,000
Net proceeds from issuance of common stock	2,992,493	115,500,316	187,405

Net cash provided by financing activities	12,804,959	117,993,875	29,527,660

Net change in cash	(24,075,410)	30,495,075	12,316,229
Cash and cash equivalents, beginning of period	42,811,572	12,316,497	268

Cash and cash equivalents, end of period	$18,736,162	$42,811,572	$12,316,497

Supplemental disclosures:
Cash paid for interest	$232,475	$359,721	$—
Non-cash investing and financing activities:
Capital lease for equipment	864,015	307,336	—
Issuance of Class A common stock in connection with business combinations (note 12)	687,500	23,886,177	1,170,000
Issuance of warrants in connection with revolving line of credit (note 13)	914,376	—	—
Liabilities incurred in connection with business combinations (note 12)	—	4,800,000	—
Issuance of Class A common stock and note payable in connection with Turnkey Computer Systems, Inc. transaction (note 8)	—	—	1,800,000
Conversion of Series A, B, and C preferred stock and redeemable Class A common stock into Class A common stock	—	513,775	—
Conversion of Series D preferred stock into Class B common stock	—	45,556	—
Extinguishment of Turnkey Computer Systems, Inc. put right (note 8)	—	414,339	—
Accretion to redemption value of Class A common stock in connection with Turnkey Computer Systems, Inc. transaction (note 8)	—	5,060	14,339

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization

(a)    Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology and interactive cattle-marketing company serving the $40-billion U.S. beef production industry. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as other technologies designed to enhance consumer confidence in beef safety. The Company’s cattle-marketing operation, the largest in the U.S., consists of interactive livestock-marketing and order-buying facilities, a nationwide network of 80 cattle representatives and an online auction and brokerage service.

During the fourth quarter of 2001, the Company finalized lease and operating agreements with three of its largest order buying businesses. Beginning with the effective date of each agreement, the cattle brokerage operations formerly conducted in wholly owned subsidiaries are conducted in entities owned solely by employees of the Company. The lease and operating agreements are generally for a one year term, renewable, and provide for the Company to receive 70% of the net profits or losses (as defined in the agreements) and have certain control over operating activities while the lessee/operators are responsible for obtaining lines of credit for working capital purposes and are responsible for the day-to-day operations of the activities, including payroll and operating expenses.

The Company operates entirely within the cattle marketplace. However, the gross margins associated with cattle sales and the related prospects for this portion of the Company’s business differ from the rest of the Company’s cattle-related product offerings. In addition, the activities conducted under the lease and operating agreements referred to above are evaluated and managed separately from the owned facilities. Accordingly, the Company’s reportable segments consist of cattle sales, owned and leased, and other products and services.

(b)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the activities conducted under the lease and operating agreements referred to above. The Company believes that consolidation of these activities, notwithstanding lack of technical majority ownership, is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means of the lessee/operator remaining an employee of the Company, the Company’s majority share of the profits or losses derived from the activities, certain Company control terms of the lease and operating agreements and the relatively short-term nature of the agreements which are terminable by either party. Minority interest reflects the lessee/operators’ interest in the activities conducted under the lease and operating agreements. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s investment in Turnkey Computer Systems, Inc. (“Turnkey”), a private corporation, is accounted for by the equity method. Accordingly, the Company’s share of Turnkey’s earnings or losses is reflected in the caption “equity in operations of unconsolidated investee” in the consolidated statements of operations. The Company’s carrying value of Turnkey includes the unamortized excess of the cost of the Company’s interest in Turnkey over its equity in the underlying net assets determined at the dates of acquisition. This excess has been amortized on a straight-line basis over 10 years and the related amortization is included in “equity in operations of unconsolidated investee” in the consolidated statements of operations. The Company would recognize a loss when there is a loss in value of the investment that is other than a temporary decline.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    Summary of Significant Accounting Policies

(a)    Cash and Cash Equivalents

Cash and cash equivalents include amounts on deposit with financial institutions and investments with maturities of 90 days or less. For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of 90 days or less to be cash equivalents. Cash equivalents of $115,000 at December 31, 2001 and $15.3 million at December 31, 2000 consist of highly liquid debt instruments with maturities of 90 days or less.

(b)    Inventories

Inventories are stated at the lower of cost or market and consist primarily of stocker cattle awaiting immediate resale. All cattle are acquired in groups and the costs of cattle are accumulated by groups rather than individual animal. Actual market prices could be materially different from the carrying cost at the time the cattle are sold.

(c)    Property, Plant and Equipment

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 15 to 20 years for buildings and improvements, 3 to 5 years for computer equipment and software, 2 to 7 years for furniture, fixtures, and equipment, and 5 years for vehicles. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets.

(d)    Capitalized Software Costs

The Company accounts for the software components of its websites in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, certain costs to develop internal-use computer software are capitalized after the Company has completed a preliminary project assessment and management, with relevant authority, commits to funding the related software project and it is probable that the project will be completed and the software will be used to perform the function intended. The costs capitalized by the Company relate principally to the Company’s internet site development and are amortized to operations over the assets’ estimated useful life of 3 years upon completion of the application development stage.

(e)    Intangibles

Intangibles consist of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. Intangibles are stated at amortized cost and are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 5 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

(f)    Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This Statement requires that long-lived assets and certain identifiable

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g)    Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, amounts due from and to related parties, current notes payable, accounts payable, accrued liabilities and advance payments from customers approximate their fair value due to the short maturity of these instruments. The carrying amount of capital lease obligations and lines of credit approximates their fair value since the interest rates appropriately reflect the current credit risk associated with these obligations.

(h)    Revenue Recognition

The Company generates the majority of its revenue from cattle sales transactions where it acts as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where the Company is the principal in the arrangement, the Company purchases cattle and takes title from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For cattle sales transactions in which the Company acts as an agent, the Company sells cattle consigned to it on a commission basis, where it is not subject to inventory and credit risk, or the Company sells cattle on a fee basis and records the net revenue earned. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 was followed by Staff Accounting Bulletin No. 101A, “Implementation Issues Related to SAB 101,” in March 2000 and by Staff Accounting Bulletin No. 101B, “Second Amendment: Revenue Recognition in Financial Statements” (“SAB 101B”), in June 2000. In October 2000, the SEC issued a Frequently Asked Questions and Answers document to provide additional guidance. These documents summarize certain views of the SEC regarding applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. Management believes that its current revenue recognition policies comply with SAB 101.

(i)    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it appears more likely than not that such assets will be realized.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)    Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

(k)    Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders (net loss less accretion related to redeemable Class A common stock and beneficial conversion feature related to Series D preferred stock) by the weighted average number of shares of common stock outstanding less the shares of redeemable Class A common stock. The Company’s stock options 4,748,140 shares at December 31, 2001, 4,167,127 shares at December 31, 2000 and 2,769,116 shares at December 31, 1999) and convertible preferred stock (0 shares at December 31, 2001 and 2000 and 14,499,162 shares at December 31, 1999), have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

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

(l)    Hedging Activities

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.” In June 2000 the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.” SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, and recorded a cumulative effect of a change in accounting principle of approximately $233,000. The change in fair value of all derivative contracts amounted to approximately $536,000 for the year ended December 31, 2001 and is included in cost of cattle revenues. The contract lives are generally less than six months.

In the ordinary course of business, the Company enters into purchase and sale contracts for cattle that require delivery at a future date. Management believes that these transactions fall under the “normal purchases and normal sales” exception described within SFAS No. 133, as amended. The Company also enters into a limited number of cattle futures transactions. Currently, the Company does not maintain the documentation required by the standard to qualify for hedge accounting with respect to cattle futures transactions.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m)    Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had no such transactions, events or circumstances during 2001, 2000 or 1999. Thus, comprehensive loss is the same as net loss for 2001, 2000 and 1999.

(n)    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $8.7 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $11.0 million, $7.9 million and $695,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As a result of the SFAS No 121 impairment charges recorded during the year ended December 31, 2001, the Company does not expect adoption of SFAS No. 142 to have a material impact on the financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not currently have obligations subject to SFAS No. 143 and, therefore, does not currently expect adoption to have an impact on the financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. As a result of the SFAS No 121 impairment charges recorded during the year ended December 31, 2001, the Company does not expect adoption of SFAS No. 144 to have a material impact on the financial statements.

(o)    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(p)    Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements in order to conform to 2001 classifications. The changes had no effect on previously reported operations.

(3)    Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $157.9 million as of December 31, 2001. For the year ended December 31, 2001, the Company incurred a net loss of approximately $92.4 million and negative cash flows from operations of $17.5 million. Management expects operating losses and negative cash flows to continue throughout 2002. However, during the fourth quarter of 2001, the Company finalized lease and operating agreements with three of its largest order buying businesses and expects to finalize additional lease and operating agreements in the first half of 2002. The lease and operating agreements require the lessee/operator to obtain a line of credit for working capital purposes, which has reduced the Company’s need for financing relative to activities of the lease and operating

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement activities. The Company expects that cash flows generated from all operating activities and borrowings available to the Company and lessee/operators will meet its anticipated cash requirements during 2002. In addition, the Company plans to increase its revenue related to non-cattle sales and actively control operating costs for the foreseeable future.

The Company has a $30 million revolving line of credit (the “LOC”) from The CIT Group/Business Credit, Inc (“CIT”). As of December 31, 2001, The Company had no borrowings under the LOC. In addition, the Company was not in compliance with two debt covenants, however, the Company has continued to make additional borrowings under this facility and, to date, has not been required to obtain a waiver in order to access this facility. There are no assurances a waiver can be obtained and the Company may need to obtain additional sources of funding.

(4)    Restricted Cash

Current restricted cash is cash held by lessee/operator entities and is related to the lease and operating agreement activities. Accordingly, this cash may only be used to satisfy the cash flow requirement of these activities and is not available to the Company for other uses.

Non-current restricted cash consists of cash invested in certificates of deposit with maturities of 180 days or less. These certificates of deposit are necessary to support the Company’s bond requirement with the Packers and Stockyards to buy and sell cattle in the U.S. public market.

(5)    Inventories

Inventories consist of:

	2001	2000
Raw materials	$—	$121,219
Cattle	6,561,476	3,315,407
Other	311,839	267,624

	$6,873,315	$3,704,250

(6)    Related Party Transactions

Amounts due from related parties consists of $121,004 as of December 31, 2001 and $0 as of December 31, 2000. These balances are due from employees and shareholders’ related businesses. Included in the balance as of December 31, 2001 is an unsecured note receivable in the amount of $75,000 from an officer of the Company. The note was originated in December 2001, bears interest at the prime rate currently available under the Company’s existing revolving line of credit and matures in December 2002.

Amounts due to related parties consist of:

	2001	2000
XL Vision, Inc.	$—	$313,009
Safeguard Scientifics, Inc. and Safeguard Delaware, Inc.	—	12,115
Employees and shareholders’ related businesses	10,641	189,074

	$10,641	$514,198

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has both cattle sales and purchase transactions with certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases are made on trade accounts with the same credit terms of the Company’s other customers and suppliers. Cattle sales to related parties amounted to approximately $314,200,000 in 2001, $226,070,000 in 2000 and $0 in 1999. Cattle purchases from related parties amounted to approximately $93,800,000 in 2001, $54,082,000 in 2000 and $0 in 1999.

Amounts due to XL Vision, Inc.

Amounts due to XL Vision, Inc. (XL Vision) consist of:

Balance as of December 31, 1999	$1,668,317
Allocation of costs to the Company	827,155
Interest credits on technology transferred	(62,106)
Repayment of working capital, technology fee and interest charges	(2,120,357)

Balance as of December 31, 2000	$313,009
Repayment of working capital, technology fee and interest charges	(313,009)

Balance as of December 31, 2001	$—

Technology Fee

The Company entered into an agreement during July 1997 with XL Vision for the transfer of certain technology used by the Company in the sale of its products in exchange for a $4,400,000 note payable. The transfer was accounted for as a distribution to XL Vision since it represented amounts paid for an asset to an entity under common control in excess of the cost of such asset. The note payable bears interest at 7% per annum. Interest expense was approximately $0 in 2001 and 2000 and $281,800 in 1999. The Company repaid the balance outstanding on the note, including interest thereon, upon completion of its IPO in February 2000.

Direct Charge Fee

The Company entered into an agreement during April 1997 with XL Vision to provide personnel and other services for a fee, which is based upon actual hours incurred. Costs allocated to or service fees charged by XL Vision were approximately $0 in 2001 and 2000 and $455,000 in 1999. The Company terminated this agreement with XL Vision effective December 31, 1999.

Administrative Services Fee

The Company entered into an agreement during December 1997 with XL Vision to provide administrative support services such as management consulting, investor relations, legal and accounting services. The amounts due under this agreement are payable monthly to XL Vision and Safeguard Scientifics, Inc. (“Safeguard”), a shareholder of XL Vision, and were originally based upon an aggregate of 1.5% of gross revenues, with a maximum fee not to exceed $300,000 per annum. During August 1999, the agreement was amended such that the administrative services fee was applied to net contribution margin on cattle sales and gross revenue for all other sales. In April 2000, the agreement with Safeguard was terminated and the agreement with XL Vision was amended again such that the administrative services fee charged to the Company is based upon an estimate of hours spent by XL Vision personnel in support of the Company. Administrative service fees were approximately $76,100 in 2001, $87,500 in 2000 and $53,200 in 1999.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The Company leases equipment under a capital lease, effective April 20, 1998, with an affiliated entity, XL Realty, Inc. The Company subsequently purchased the equipment in February 2000. Interest expense was approximately $0 in 2001, $3,000 in 2000 and $27,400 in 1999.

Through March 2001, the Company subleased its corporate facilities from XL Vision, which leased the facility from XL Realty, Inc. Rent expense varied based upon space occupied by the Company and included charges for base rent, repairs and maintenance, telephone and networking expenses, real estate taxes and insurance. As of April 1, 2001 the Company moved into a new facility and entered into a two year lease with XL Realty, Inc. Base rent expense is approximately $30,000 per month and the Company is responsible for real estate taxes and insurance. Rent expense was approximately $360,000 in 2001, $706,500 in 2000 and $985,000 in 1999.

Notes Payable to Safeguard Delaware, Inc.

On July 21, 1999, the Company obtained a $3,000,000 revolving note payable from Safeguard Delaware, Inc. (“Safeguard”). The revolving note payable, as amended, bore an interest rate at prime plus 1% and was paid in full in February 2000.

In August, September, and October 1999, the Company signed a series of demand notes with Safeguard for $2,500,000, $2,000,000 and $2,500,000, respectively. These notes were cancelled in October 1999 in exchange for a $7,050,000 note payable. The note bore an interest rate at prime plus 1% and was paid in full in February 2000.

Interest expense was approximately $0 in 2001, $116,000 in 2000 and $454,800 in 1999.

Sale of Series D Preferred Stock

On October 27, 1999, the Company issued 4,555,556 shares of Series D preferred stock and a warrant to acquire 1,138,889 shares of Class B common stock to Internet Capital Group, Inc. (“ICG”), an affiliate of Safeguard. The shares of Series D preferred stock were converted into 1.25 shares of Class B common stock concurrent with the Company’s IPO in February 2000. The warrant is exercisable at the Company’s IPO price of $15 per share and expires on November 16, 2002. In return for these instruments, the Company received cash of $18,000,000 in November 1999 and a $23,000,000 non-interest bearing note receivable due on October 27, 2000. Imputed interest on the note receivable was 9.5% and amounted to $2,185,000 over the life of the note ($1,811,680 in 2000 and $373,320 in 1999).

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

As of December 31, 1999, the note receivable was shown as a reduction of stockholders’ equity, net of imputed interest. Interest income has been accreted over the life of the note using the effective interest method and the value of the warrant was credited to additional paid-in capital. The beneficial conversion feature was credited to preferred stock and a corresponding charge was made to additional paid-in capital upon issuance. The beneficial conversion feature increased net loss available to common stockholders in 1999.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Property, Plant and Equipment

Property, plant and equipment consists of:

	2001	2000
Land	$1,114,857	$496,960
Buildings and improvements	4,685,180	3,558,251
Computer equipment and software	12,527,850	16,609,735
Furniture, fixtures and equipment	2,334,796	2,493,238
Leasehold improvements	164,928	268,956
Barn equipment and vehicles	240,675	54,717

	21,068,286	23,481,857
Less accumulated depreciation and amortization	5,860,457	2,913,918

Property, plant and equipment, net	$15,207,829	$20,567,939

Assets under capital lease amounted to $1,200,085 and $411,415 as of December 31, 2001 and 2000, respectively. Accumulated amortization for assets under capital lease totaled approximately $240,994 and $56,857 as of December 31, 2001 and 2000, respectively.

The Company owns and leases two properties; one in Okolona, Mississippi under an operating lease arrangement that expires in July 2002 and one in Chilton, Texas under a lease and operating agreement, as described in Note 1, that expires in August 2005. The leased properties are recorded at cost and depreciated on the straight-line basis. Estimated useful lives range from 3-20 years. The leased properties have a total book value of approximately $1,736,000 consisting of $347,000 of land, $1,275,000 of buildings and improvements, $78,000 of furniture, equipment and fixtures, $28,000 of barn equipment and vehicles and $8,000 of computer equipment and software, less accumulated depreciation of $656,000 for a net book value of $1,080,000.

The annual minimum lease payment due on the operating lease on the Okolona, Mississippi property for the year beginning January 1, 2002 is $45,000. There are no annual minimum lease payments due on the lease and operating agreement on the Chilton, Texas property.

(8)    Investment in Turnkey Computer Systems, Inc.

During August 1999, the Company purchased 19% of the common stock outstanding of Turnkey Computer Systems, Inc. (“Turnkey”) for $1,822,833, and carried the investment at cost until October 2000 since the Company did not have significant influence over the investee. In connection with this investment, the Company issued 62,500 shares of redeemable Class A common stock valued at $400,000, executed a $1,400,000 note payable to Turnkey and incurred transaction costs of $22,833. A $500,000 payment was made in December 1999 and $500,000 was due in 2000 and $400,000 was due in 2001 pursuant to the terms of the note. The common stock purchase agreement with Turnkey contained a put right which allowed Turnkey the one-time right to put to the Company its redeemable Class A common shares for a fixed purchase price of $500,000. The redeemable Class A common stock was classified outside of stockholders’ equity as of December 31, 1999, with the difference between the carrying amount and the redemption amount of $500,000 accreted to redeemable Class A common stock as a charge to additional paid-in capital using the effective interest method.

During February 2000, the Company completed an initial public offering (“IPO”) and repaid the remaining balance due on the note payable to Turnkey. In addition, Turnkey exercised its one-time right under the common stock purchase agreement and put to the Company 62,500 shares of its redeemable Class A common stock in exchange for 62,500 shares of Class A common stock.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During October 2000, the Company purchased an additional 11% of the common stock outstanding of Turnkey for $1,265,000 in cash. The Company now has direct ownership in 30% of the issued and outstanding capital stock of Turnkey and accounts for this investment under the equity method. The amount by which the Company’s carrying value exceeded its share of the underlying net assets of Turnkey was $2,725,697 as of October 1, 2000 and prior to adoption of SFAS 142, was amortized on a straight-line basis over 10 years ($340,712 in 2001 and $68,142 in 2000) and adjusted the Company’s share of Turnkey’s earnings or losses. Upon adoption of SFAS 142 on January 1, 2002, the remaining goodwill will be reviewed at least annually for impairment.

In connection with the Company’s investment in Turnkey, the Company obtained a right to provide cattle sales, auction services and feed sales services to customers of Turnkey through August 2019. If specified levels of revenue for Turnkey’s feed lot customers are met the Company will pay a fee to Turnkey. No fees were due to Turnkey in 2001, 2000 or 1999.

(9)    Impairment and Related Charges

From May 2000 through January 2, 2001, the Company made twelve acquisitions consisting of cattle order buying or livestock marketing facilities, for approximately $72.5 million. Approximately 89.4% of the purchase price was allocated to intangible assets, principally goodwill. In September 2001, the Company determined that it needs to continue its focus on opportunities that have significant, sustainable revenues with meaningful gross margins. The Company also determined that this focus is not best served by owning and operating these businesses. Accordingly, as described in Note 1, the Company entered into lease and operating agreements for three of its cattle brokerage operations with several key individuals that currently manage these businesses. The expected net effect of these transactions to ongoing operating cash flow, before interest, taxes, depreciation and amortization is neutral, as compared to 2001 results.

In connection with these transactions and pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company evaluated the recoverability of the long-lived assets, including intangibles of its cattle order buying and livestock marketing businesses. Since the acquisition of these businesses the cattle industry has experienced difficulties due to an extended drought in the southern plains and the southeast, which led to a decrease in the availability of feeder cattle for sale, which has led to a significantly reduced number of head sold in each quarter of 2001. As a result of this evaluation, the Company determined that many of these acquired facilities estimated future undiscounted cash flows were below the carrying value of the associated long-lived assets. Accordingly, in the third quarter of 2001 (and updated in the fourth quarter of 2001), the Company reviewed these assets and their related cash flows and adjusted the carrying value of the acquired facilities long-lived assets, primarily intangible assets to their estimated fair value of approximately $6.3 million, resulting in a noncash impairment loss of approximately $42.5 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 10%. Anticipated cash flows were estimated based on actual operating results during 2001, projected over the remaining period of the non compete agreements associated with the key employees related to the businesses.

In an effort to reset the Company’s cost structure to the current business level, and focus on those products and services that have the most potential to add to its gross margin and help achieve its near-term profitability goals, the Company announced plans on May 15, 2001 approved by the Company’s Board of Director’s, to reduce its workforce by approximately 60 personnel and write-down to fair value the value of non-strategic assets. Pursuant to these plans, the Company recorded restructuring and related charges of $14,206,000. The charge included approximately $12,361,000 for asset write-downs, primarily associated with discontinued product lines and a facility closing, an accrual for involuntary employee termination benefits and contract

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination fees of $1,619,000, and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees. During the remainder of the year an additional workforce reduction was determined necessary to carry out the Company’s restructuring plan and the Company further reduced its workforce by approximately 15 personnel. Based on final cost determinations for additional involuntary employee termination benefits, contract termination fees and costs to exit unused facilities, additional restructuring charges of $597,000 were recorded in September and December of 2001.

A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying consolidated balance sheets) for the year ended December 31, 2001, follows:

2001
Balance at December 31, 2000	$—
New charges	2,216,000
Cash payments	(1,764,000)
Other adjustments	—

Balance at December 31, 2001	$452,000

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

(10)    Leases

The Company leases certain property and equipment under various operating and capital lease arrangements that expire in various years through 2006. Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

	Capital leases	Operating leases
2002	$422,280	$459,684
2003	331,920	280,986
2004	205,868	99,361
2005	––	24,840
2006	––	––
Thereafter	––	––

Total minimum payments	960,068	$864,871

Amount representing interest	(56,472)

Obligation under capital leases	903,596
Obligation due within one year	366,542

Long-term obligation under capital leases	$537,054

Rental expense under these operating leases was approximately $469,000 in 2001, $175,200 in 2000 and $71,400 in 1999.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    Lines of Credit

In August 2001, the Company entered into a $30 million revolving line of credit agreement (the “LOC”) from The CIT Group/Business Credit, Inc. (“CIT”). The LOC is secured primarily by receivables, inventories and $9.0 million of irrevocable letters of credit, bears interest at the Company’s option of Prime or LIBOR plus 300 basis points, payable monthly. The LOC may be utilized for working capital purposes and matures in 24 months. The loan agreement includes various loan covenants and restrictions of a customary nature, which may, under certain circumstances, limit our ability to undertake additional acquisitions, make certain changes in management, or otherwise limit obligations undertaken by, or operations of, the Company. One of the loan covenants requires the Company achieve quarterly EBITDA of a loss no greater than $1.5 million. The Company did not comply with this covenant for the quarters ended September 30, 2001 and December 31, 2001 as it had an EBITDA loss of $3.3 million and $4.6 million, respectively. In addition, the Company is in violation of the loan covenant prohibiting the making of loans. As of December 31, 2001, the Company had a note receivable (eliminated in consolidation) of $3.2 million from one of the lessees/operators in compliance with the terms of the lease and operating agreement. As of December 31, 2001, there were no borrowings outstanding under this arrangement with CIT. The Company has continued to make additional borrowings under this facility and to date has not been required to obtain a waiver in order to access this facility. There are no assurances that a waiver can be obtained.

The lease and operating agreements provide for the lessee/operators’ to obtain lines of credit to fund working capital requirements of the lease and operating activities. These lines of credit are nonrecourse to the Company. Each of the lessee/operators have lines of credit that provide for advances generally up to 85% of eligible receivables and 85% of eligible inventories. The lines of credit are collateralized by the related receivables and inventories owned by the lessee/operators. The total amount outstanding under all lines of credit was $9,658,062 at December 31, 2001 and $0 at December 31, 2000. The weighted average interest was 4.55% at December 31, 2001. The lessee/operators are in compliance with all material covenants.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Business Combinations

The following table presents information about acquisitions by the Company in the years ended December 31, 2001, 2000 and 1999. All acquisitions were accounted for under the purchase method of accounting and their results of operations included in the consolidated statements of operations since their respective dates of acquisition.

2001 Acquisitions	Acquisition date	Purchase price	Shares issued	Share value	Intangibles	Amort. period (yrs.)
Blue Grass Stockyards (2)	1/01	$3,585,297	—	$—	$2,165,900	5
Pennell Cattle Company (1)	1/01	395,228	51,370	187,500	395,228	5
Runnells Peters Cattle Company (1)	1/01	2,034,652	136,986	500,000	1,027,607	5

2000 Acquisitions
Eastern Livestock, Inc. (1)	5/00	$36,209,507	1,215,913	$14,500,000	$36,140,850	5
Jordan Cattle Auction (2)	6/00	6,452,132	––	––	3,899,980	5
Ed Edens Farms (1)	7/00	3,324,840	83,858	1,000,000	2,219,325	5
LeMaster Livestock, Inc. (1)	8/00	5,662,007	125,819	2,240,000	5,216,146	5
Mountain Plains Video Auction (3)	8/00	1,053,763	12,743	250,000	1,053,763	5
McMahan Order Buying Company (1)	8/00	3,642,362	104,392	1,812,500	3,638,860	5
RPT Land & Cattle Company (1)	9/00	5,372,505	89,585	2,000,000	4,618,000	5
Hefley Order Buying Company (1)	11/00	411,488	10,190	100,000	411,488	5
J&L Livestock Company (1)	12/00	4,355,027	331,620	2,000,000	4,019,085	5
1999 Acquisitions
Cattleman’s Information Network (CIN) (4)	2/99	$2,296,610	750,000	$720,000	$2,176,368	5
Cyberstockyard, Inc. (5)	3/99	542,265	250,000	450,000	527,274	3
Professional Cattle Consultants (6)	5/99	1,827,861	––	––	1,587,791	4-5

(1)	Engages in buying cattle for immediate or short-term resale.
(2)	Engages in buying and selling of cattle through three auction facilities.
(3)	Provides video auction services to sellers of cattle and generates commissions from the sellers upon the sale of their cattle through an affiliated auction facility.
(4)	Supplies its cattle feedlot customers with access to its performance measurements database.
(5)	Buys and sells cattle through its proprietary internet auction software.
(6)	Provides comparative analysis and market information to the feedlot industry.

Pursuant to asset purchase agreements with shareholders of Eastern Livestock, Inc. and LeMaster Livestock, Inc., the Company has amounts due as of December 31, 2000 totaling $4,800,000, which represent additional purchase consideration. These amounts were paid in 2001.

In connection with the acquisitions of Blue Grass Stockyards, Pennell Cattle Company, Runnells Peters Cattle Company, Hefley Order Buying Company and J&L Livestock Company, certain stockholders are entitled to receive contingent consideration based on achievement of specified milestones. If distributed, the fair value of such consideration, which is payable in a combination of cash and stock, will be recorded as additional goodwill.

For the year ended December 31, 2001 J&L Livestock received additional consideration of $1.1 million, which was recorded as additional goodwill. This additional consideration was payable based on terms of the asset purchase agreement dated December 4, 2000. However, based on management’s analysis of this facility’s estimated future undiscounted cash flows, goodwill was impaired by $1.6 million as of December 31, 2001.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management is primarily responsible for estimating the fair value of the assets acquired, and has conducted due diligence in determining the fair value. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses resulting from such acquisitions. Actual results could differ from those amounts.

The following unaudited proforma financial information presents the combined results of operations of eMerge, and the acquisitions included in the table above, as if the acquisitions occurred on January 1, 2000, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had these entities constituted a single entity during such periods.

	2001	2000
Revenue	$1,195,302,889	$1,457,566,670
Net loss	$(92,417,290)	$(35,629,032)
Net loss per common share	$(2.53)	$(1.09)

(13)    Stock Purchase Warrants

In connection with the LOC agreement, the Company entered into a warrant purchase agreement with certain stockholders who are providing, in the aggregate, $9 million in standby letters of credit on the Company’s behalf as additional collateral for the LOC. As part of this agreement, the Company issued 764,328 stock purchase warrants to these stockholders as consideration for providing and maintaining the letters of credit. The warrants are exercisable at $1.55 per share and expire on August 24, 2004. The warrants were valued using the Black-Scholes model with the following assumptions: expected term—3 years, risk free interest rate—4.25% and volatility—135.0%. These assumptions yielded a value of $914,376, which was charged to debt issue costs and is being amortized on a straight line basis to interest expense over the two year term of the LOC.

In addition to the warrants issued with the closing of the LOC agreement, these certain stockholders are eligible to receive additional stock purchase warrants under the following schedule: February 28, 2002—764,328 shares; August 31, 2002—764,328 shares; February 28, 2003—764,328 shares, if the letters of credit remain in place as of these dates. The number of shares into which these additional warrants may be exercised will be reduced on a pro rata basis in conjunction with a reduction in the amount covered by the standby letters of credit. Additional warrants of 764,328 shares of eMerge common stock could be issued if the lender draws upon the letters of credit. In addition to the stock purchase warrants, the Company is required to reimburse each of these certain stockholders for their expenses associated with the letters of credit plus 1%.

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

(14)    Equity

Common Stock

The Company has authorized the issuance of 100,000,000 shares of common stock.

Class A—The Company has designated 92,711,110 shares as Class A common stock. Holders of Class A common stock are entitled to one vote for each share.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class B—The Company has designated 7,288,890 shares as Class B common stock. Holders of Class B common stock are entitled to two and one-half votes for each share. The shares of Class A and Class B are identical in all other respects.

Preferred Stock

The Company has authorized the issuance of 15,000,000 shares of preferred stock and has designated 6,500,000 as Series A shares, 2,400,000 as Series B shares, 1,300,000 as Series C shares and 4,555,556 as Series D shares. Each share of preferred stock is convertible into 1.25 shares of Class A common stock at the option of the holder or upon the vote of holders of two-thirds of the respective preferred stock class outstanding except for Series D shares which are convertible at the IPO price into shares of class B common stock. Preferred stock is automatically converted into common stock upon a qualified initial public offering (IPO) of at least $10 million with a Company valuation of at least $30 million or upon a public rights offering of the Company to shareholders of Safeguard Scientifics, Inc.

Series A—The Series A shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $1.00 per share plus an additional $.10 per year (pro rated for partial years) from July 16, 1997 or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. The holders of Series A preferred stock are entitled to vote as a separate class to elect two directors to the Board of Directors of the Company.

Series B—Series B shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $2.00 per share plus an additional $.20 for each year (pro rated for partial years) from December 31, 1998 until the date of distribution of available assets or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. Series B shares are junior to Series A, C and D shares.

Series C—Series C shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $5.00 per share plus an additional $.50 for each year (pro rated for partial years) from April 15, 1999 until the date of distribution of available assets or (b) the amount which would be distributed if all of the preferred stock of the Company were converted to Class A common stock prior to liquidation. Series C shares are on parity with Series A and D shares except as to voting rights.

Series D—Series D shares are entitled to a liquidation preference before any distribution to common stockholders equal to the greater of (a) $9.00 per share plus an additional $1.00 for each year (pro rated for partial years) from October 27, 1999 until the date of distribution of available assets or (b) the amount which would be distributed if all the preferred stock of the Company were converted to Class B common stock prior to liquidation. Series D shares are on parity with Series A and C shares except as to voting rights. Series D stockholders are entitled to two and one-half votes per share.

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

(15)    Segment Information

For the year ended December 31, 2001, the Company has three reportable segments consisting of cattle sales, owned and leased, and other products and services. The owned cattle sales and other products and services segments are managed separately because each offers different products and expected contribution margins. The leased facilities products and markets are similar to the owned cattle sales segment, but they are evaluated and managed separately from the owned cattle operations.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present certain financial information by operating segments:

	Year Ended December 31, 2001
	Owned Operations	Leased Operations	Eliminations	Consolidated Operations
Cattle revenue	$1,004,070,089	$189,085,531	$—	$1,193,155,620
Other revenue	2,147,269	—	—	2,147,269

Total revenue	1,006,217,358	189,085,531	—	1,195,302,889
Cost of cattle revenue	991,706,904	187,566,197	—	1,179,273,101
Cost of other revenue	2,407,383	—	—	2,407,383

Total cost of revenue	994,114,287	187,566,197	—	1,181,680,484
Cattle gross profit	12,363,185	1,519,334	—	13,882,519
Other gross profit (loss)	(260,114)	—	—	(260,114)

Gross profit	12,103,071	1,519,334	—	13,622,405

Operating expenses:
Selling, general and administrative	26,555,123	986,266	—	27,541,389
Technology and development	4,480,491	—	—	4,480,491
Impairment and related charges	57,411,608	—	—	57,411,608
Depreciation and amortization of intangibles	15,267,731	—	—	15,267,731
Depreciation and amortization of leased assets	185,402	—	—	185,402

Operating income (loss)	(91,797,284)	533,068	—	(91,264,216)
Interest and other income, net	542,473	78,185	—	620,658
Interest expense	(539,952)	(156,429)	—	(696,381)
Loss on disposal of assets	(414,036)	—	—	(414,036)
Equity in operations of unconsolidated investee	(294,180)	—	—	(294,180)
Minority interest	—	—	(136,447)	(136,447)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(92,502,979)	454,824	(136,447)	(92,184,602)
Cumulative effect of change in accounting principle	(232,688)	—	—	(232,688)

Net income (loss)	$(92,735,667)	$454,824	$(136,447)	$(92,417,290)

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2001
	Owned Operations	Leased Operations	Eliminations	Consolidated Operations
Assets
Current assets:
Cash and cash equivalents	$8,934,348	$—	$—	$8,934,348
Restricted cash	—	9,801,814	—	9,801,814
Trade accounts receivable	8,876,053	7,354,110	(3,455,037)	12,775,126
Inventories	1,228,628	5,644,687	—	6,873,315
Other current assets	4,334,855	279,505	(38,820)	4,575,540

Total current assets	23,373,884	23,080,116	(3,493,857)	42,960,143
Property, plant and equipment, net	14,675,691	—	—	14,675,691
Leased property, plant and equipment, net	532,138	—	—	532,138
Other assets	6,436,267	604,738	(604,738)	6,436,267
Leased other assets	4,093,816	—	—	4,093,816

Total assets	$49,111,796	$23,684,854	$(4,098,595)	$68,698,055

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$—	$12,858,062	$(3,200,000)	$9,658,062
Accounts payable	3,920,282	8,121,379	—	12,041,661
Other current liabilities	2,395,227	977,953	(38,820)	3,334,360

Total current liabilities	6,315,509	21,957,394	(3,238,820)	25,034,083
Capital lease obligation, excluding current installments	537,054	—	—	537,054

Total liabilities	6,852,563	21,957,394	(3,238,820)	25,571,137
Minority interest	—	1,272,637	(723,328)	549,309
Stockholders’ equity	42,259,233	454,823	(136,447)	42,577,609

Total liabilities and stockholders’ equity	$49,111,796	$23,684,854	$(4,098,595)	$68,698,055

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the year ending December 31, 2001, the Company had no leased operations and the reportable segments consisted only of cattle sales and other products and services. The following summarizes revenue, cost of revenue and gross profit (loss) information related to these two segments for the years ended December 31:

	2000	1999
Revenue:
Cattle	$800,894,461	$42,191,884
Other	2,125,472	1,591,240

Total	$803,019,933	$43,783,124

Cost of revenue
Cattle	$791,516,506	$41,746,723
Other	2,343,151	1,770,736

Total	$793,859,657	$43,517,459

Gross profit (loss):
Cattle	$9,377,955	$445,161
Other	(217,679)	(179,496)

Total	$9,160,276	$265,665

The Company’s assets and other statement of operations data for these years were allocated to the owned operations segment.

(16)    Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2001 and 2000, management believes it is more likely than not that the Company’s net deferred tax asset will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$55,637,000	$22,310,000
Amortization of acquired technology from XL Vision (note 6)	1,225,000	1,341,000
Research and experimentation tax credit carryforwards	1,495,000	1,390,000
Intangibles	5,379,000	2,988,000
Other	713,000	469,000

	64,449,000	28,498,000
Valuation allowance	(64,449,000)	(28,028,000)

Deferred tax liability:
Property, plant and equipment	—	(470,000)

Net deferred tax assets	$—	$—

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has available at December 31, 2001 for federal income tax purposes, unused net operating loss carryforwards of approximately $141,000,000 which may be applied against future taxable income and expire in years beginning in 2012. The Company also has approximately $1,500,000 in research and experimentation credit carryfowards. The research and experimentation credits, which begin to expire in 2012, can also be used to offset future regular tax liabilities. Utilization of net operating losses and tax credit carryforwards may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

The difference between the “expected” tax benefit (computed by applying the federal corporate income tax rate of 34 percent to the loss before income taxes) and the actual tax benefit is primarily due to the effect of the valuation allowance.

(17)    Stock Plan

In January 1996, the Company adopted an equity compensation plan (the “1996 Plan”) pursuant to which the Company’s Board of Directors may grant shares of common stock or options to acquire common stock to certain directors, advisors, and employees. The 1996 Plan authorizes grants of shares or options to purchase up to 2,168,750 shares of authorized but unissued common stock. Stock options granted under the 1996 Plan have a maximum term of ten years and vesting schedules are determined at the discretion of the Compensation Committee of the Board of Directors on the effective date of grant. In May 1999, the 1996 Plan was terminated with respect to the issuance of new grants.

In May 1999, the Company’s stockholders approved the 1999 equity compensation plan (the “1999 Plan”), which reserved 2,500,000 shares of authorized, unissued shares of common stock for issuance to employees, advisors, and non-exempt members of the Board of Directors. Stock options granted under the 1999 Plan have a maximum term of ten years and vesting schedules are determined at the discretion of the Compensation Committee on the effective date of grant.

In July 2000, the Company’s stockholders approved an amendment to the 1999 Plan to increase the number of shares available for grant to 4,000,000 shares.

A summary of stock option transactions follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance outstanding, December 31, 1998	1,632,500	$0.84	9.48

Granted	1,415,250	4.96
Exercised	(200,819)	0.93
Cancelled	(77,815)	1.35

Balance outstanding, December 31, 1999	2,769,116	$2.93	9.01

Granted	1,785,926	16.57
Exercised	(257,656)	1.23
Cancelled	(130,259)	7.68

Balance outstanding, December 31, 2000	4,167,127	$8.73	8.60

Granted	3,210,950	1.94
Exercised	(306,141)	1.09
Cancelled	(2,323,796)	10.64

Balance outstanding, December 31, 2001	4,748,140	$3.69	8.56

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was as follows:

	Outstanding			Exercisable
Exercise Price Range	Number Of Options	Remaining Life (in years)	Average Exercise Price	Number Of Options	Average Exercise Price
$0.68-$0.80	905,471	6.59	$0.7999	874,344	$0.8000
$0.87-$0.89	1,638,000	9.49	$0.8838	149,250	$0.8816
$1.35-$1.77	716,204	9.42	$1.4549	60,938	$1.5215
$2.40-$7.20	837,126	8.23	$3.5920	331,369	$2.9743
$11.20-$18.41	487,839	8.49	$13.323	161,329	$13.1237
$20.06-$25.84	119,750	8.48	$21.3349	31,813	$21.3649
$49.91-$62.38	43,750	8.17	$51.4875	11,875	$51.6316

At December 31, 2001, 2000, and 1999, there were 1,620,918, 1,325,831 and 761,045 shares exercisable, respectively, at weighted average exercise prices of $3.28, $2.72 and $1.68, respectively.

At December 31, 2001, 2000, and 1999, there were 285,211, 1,399,405 and 1,597,875 shares available for grant, respectively.

The weighted average fair value of stock options granted, calculated on the date of grant using the Black-Scholes option pricing model, was $1.54 in 2001, $12.82 in 2000 and $1.47 in 1999. The following weighted average assumptions were used to determine fair value:

	2001	2000	1999
Expected volatility	109.3%	100%	0%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.73%	5.97%	4.99%
Expected life in years	5.00	5.00	6.75

As prescribed by SFAS No. 123, no volatility was assumed for options issued through the Company’s IPO, due to the use of the Minimum Value Method of computation.

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

In March 1999, the Company granted 360,625 stock options with an exercise price of $1.60 and a fair value of $1.80. The Company recorded $72,126 of unearned compensation at the grant date and is amortizing the unearned compensation to earnings over the vesting period. Compensation expense related to the grant of these options totaled $25,670 in 2001, $18,032 in 2000 and $13,524 in 1999, and is included in selling, general, and administrative expenses within the consolidated statements of operations.

In May 2000, the Company accelerated vesting of 93,750 stock options and recognized compensation expense of $1,339,268. This amount is included in selling, general, and administrative expenses in the consolidated statements of operations.

In February 2001 the Company accelerated vesting of 25,001 stock options and recognized compensation expense of $75,518. This amount is included in selling, general, and administrative expenses in the consolidated statements of operations. The Company also accelerated the vesting of 10,000 stock options and recognized $28,204 of unearned compensation that is being amortized over the remaining service period.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2001 the Company accelerated vesting of 729,376 stock options and recognized compensation expense of $225,638. This amount is included in impairment and related charges in connection with the formal restructuring plan, approved by the Board of Directors on May 14, 2001.

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	2001	2000	1999
Net loss as reported	$(92,417,290)	$(33,135,097)	$(15,595,286)
Pro forma net loss	$(95,940,563)	$(37,700,645)	$(16,049,980)
Net loss per share as reported – basic and diluted	$(2.53)	$(1.05)	$(2.30)
Pro forma net loss per share – basic and diluted	$(2.62)	$(1.19)	$(2.36)

(18)    Discontinued Operations

In December 1998, the Company’s Board of Directors decided to dispose of its transportation segment. The Company’s AMIRIS thermal imaging system, which was the sole product sold in the transportation segment, was sold on January 15, 1999 to Sperry Marine, Inc. for approximately $1,900,000. In connection with this sale agreement, the Company will receive a royalty of 8% of sales of the AMIRIS system up to a maximum royalty of $4.3 million over a four year period or up to a maximum royalty of $5.0 million if $4.3 million is not received within four years. In 1998, the Company recognized a loss of $1,808,951 from operations of the discontinued segment and a loss of $91,415 on the disposal of the segment. The Company recognized income from the discontinued segment of $0 in 2001, $84,634 in 2000 and $10,420 in 1999. Net assets of the discontinued operations segment were $0 at December 31, 2001 and 2000.

(19)    Commitments and Contingencies

Legal Proceedings

The Company has been named as a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000 in the Queen’s Bench Judicial Centre of Regina, Province of Saskatchewan, Canada. The complaint alleges that the Company and E-Y Laboratories Inc. were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement allegedly in violation of these agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18 million (Canadian dollars), as well as injunctive relief.

In 2000, the Company’s motion to dismiss the case based on jurisdiction and venue was denied at the trial court level in Saskatchewan, as was the similar motion by co-defendant E-Y Laboratories. Both defendants have appealed that decision, and are in the process of presenting their position to the appeals court. Management continues to believe that the matter should be dismissed, but it is not possible to predict whether the appellate court in Canada will reverse the lower court decision. If the case is not dismissed, it will proceed in Canada. Management believes the case to be without merit and intends to defend it vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

During the ordinary course of business, the Company enters into purchase and sale contracts for cattle that require delivery at a future date. As of December 31, 2001, there were commitments to purchase and sell cattle of approximately $32 million and $21 million, respectively. These commitments were at a market or market-derived price at the time of delivery and expire typically within three to six months.

(20)    Subsequent Events

The Company has been named as a defendant in a lawsuit filed by Stonebridge Acquisition, Inc. on January 18, 2002 in the County Court of Dallas County at Law No. 2, Dallas County, Texas. The complaint alleges that the Company did not permit Stonebridge to complete services per a consulting services agreement and did not pay for services performed. The complaint asserts damages, from the defendants in the aggregate amount of $1.0 million, as well as injunctive relief. The Company has filed a motion to dismiss the complaint, which is pending, and the Company believes it has valid defenses to the action.

On February 27, 2002, the Company reached an agreement with the providers of the irrevocable letters of credit, which enhance the collateral for the CIT LOC. Under the original agreement these certain stockholders were eligible to receive additional warrants on February 28, 2002, if the letters of credit were still outstanding. Due to the Company’s reduced reliance on the LOC following the implementation of the lease and operating agreements (See Note 1), the warrant issuance date has been extended to March 31, 2002, pending further discussions with CIT regarding the release of these letters of credit.