Form 10-Q
period 2002-03-31
EMERGE INTERACTIVE INC
filed 2002-05-13
CIK 1092605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

Or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission File Number: 000-29037

eMerge Interactive, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0534535 (I.R.S. Employer Identification No.)

10305 102nd Terrace Sebastian, Florida 32958
(Address of principal executive offices)

(772) 299-8000
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  YES  ☒  NO  ☐

The number of shares of the registrant’s common stock, $0.008 par value, outstanding as of May 7, 2002, was 39,972,924. There were 34,278,478 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT
(For Three Months Ended March 31, 2002)

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

eMerge Interactive, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$5,874,609	$8,934,348
Restricted cash (note 3)	1,690,589	9,801,814
Trade accounts receivable, less allowance for doubtful accounts of $376,770 in 2002 and $382,512 in 2001 (including receivables from related parties of approximately $576,000 in 2002 and $735,000 in 2001) (note 5)	20,645,484	12,775,126
Inventories (note 4)	8,457,330	6,873,315
Cattle deposits	3,709,619	2,082,567
Prepaid expenses	2,011,073	2,189,794
Other current assets	201,516	182,175
Due from related parties (note 5)	406,696	121,004

Total current assets	42,996,916	42,960,143
Property, plant and equipment, net of accumulated depreciation of $6,971,604 in 2002 and $5,409,117 in 2001	14,391,854	15,207,829
Investment in Turnkey Computer Systems, Inc.	2,718,810	2,716,424
Intangibles, net of accumulated amortization of $6,309,028 in 2002 and 2001 (note 6)	7,292,263	6,308,659
Restricted cash	1,505,000	1,505,000

Total assets	$68,904,843	$68,698,055

See accompanying notes to condensed consolidated financial statements.

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$324,471	$366,542
Lines of credit (note 7)	16,280,436	9,658,062
Accounts payable (including payables to related parties of approximately $395,000 in 2002 and $3,800,000 in 2001) (note 5)	8,973,742	12,041,661
Accrued liabilities:
Salaries and benefits	779,851	1,336,415
Other	1,332,086	1,228,196
Advance payments from customers	1,105,380	392,566
Due to related parties (note 5)	–	10,641

Total current liabilities	28,795,966	25,034,083
Capital lease obligation, excluding current installments	465,719	537,054

Total liabilities	29,261,685	25,571,137

Minority interest	716,214	549,309

Stockholders’ equity (notes 8 and 10)
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued and outstanding 34,278,478 shares in 2002 and 33,939,725 shares in 2001	274,227	271,517
Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and outstanding in 2002 and 2001	45,556	45,556
Additional paid-in capital	200,729,243	200,231,953
Accumulated deficit	(162,083,486)	(157,928,313)
Unearned compensation	(38,596)	(43,104)

Total stockholders’ equity	38,926,944	42,577,609

Total liabilities and stockholders’ equity	$68,904,843	$68,698,055

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue (including sales to related parties of approximately $31,461,000 in 2002 and $100,052,000 in 2001) (note 5)	$256,791,232	$325,208,240

Cost of revenue (including purchases from related parties of approximately $20,371,000 in 2002 and $32,922,000 in 2001) (note 5)	253,697,631	321,490,538

Gross profit	3,093,601	3,717,702

Operating expenses:
Selling, general and administrative	4,861,603	7,772,999
Technology and development	586,162	1,430,067
Depreciation and amortization of intangibles	1,136,440	4,784,942
Impairment and related charges (note 11)	291,872	––

Total operating expenses	6,876,077	13,988,008

Operating loss	(3,782,476)	(10,270,306)

Interest and other income, net	193,408	323,612
Interest expense	(501,475)	(3,894)
Loss on disposal of assets	(111)	––
Equity in operations of unconsolidated investee	2,386	(38,263)
Minority interest	(66,905)	––

Loss before income taxes	(4,155,173)	(9,988,851)
Income tax expense (benefit)	––	––

Loss from operations	(4,155,173)	(9,988,851)

Cumulative effect of a change in accounting principle	––	(232,688)

Net loss	$(4,155,173)	$(10,221,539)

Loss from operations per common share – basic and diluted	$(0.10)	$(0.28)

Net loss per common share – basic and diluted	$(0.10)	$(0.29)

Weighted average number of common shares outstanding—basic and diluted	39,709,449	35,428,501

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(4,155,173)	$(10,221,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	––	232,688
Depreciation and amortization	1,136,440	4,859,629
Loss on disposal of assets	111	––
Noncash compensation	––	75,518
Amortization of unearned compensation	4,508	12,146
Impairment and related charges	233,947	2,491,486
Equity income in unconsolidated investee	(2,386)	(29,880)
Fair value of financial instruments	(2,218)	(397,751)
Minority interest	66,905	––
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,870,358)	(5,360,021)
Inventories	(1,584,015)	(4,670,606)
Cattle deposits	(1,627,052)	(2,030,847)
Prepaid expenses and other assets	161,598	182,453
Due from/to related parties, net	(296,333)	(836,545)
Accounts payable and accrued liabilities	(3,550,644)	(4,090,517)
Advance payments from customers	712,814	479,380

Net cash used in operating activities	(16,771,407)	(21,795,892)

Cash flows from investing activities:
Business combinations, net of cash acquired	(687,500)	(7,048,720)
Purchase of property, plant and equipment	(327,075)	(3,814,014)
Sale of property, plant and equipment	6,499	––

Net cash used in investing activities	(1,008,525)	(10,862,734)

Cash flows from financing activities:
Payments on capital lease obligations	(113,406)	(113,349)
Net borrowings on line of credit	6,622,374	––
Proceeds from minority interest	100,000	––
Net proceeds from issuance of common stock	––	241,471

Net cash provided by financing activities	6,608,968	128,122

Net change in cash	(11,170,964)	(32,530,504)
Cash and cash equivalents, beginning of period	18,736,162	42,811,572

Cash and cash equivalents, end of period	$7,565,198	$10,281,068

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
Supplemental disclosures:
Cash paid for interest	$48,542	$30,155
Non-cash investing and financing activities:
Accrued liability for Class A common stock to be issued in connection with business combination	30,051	—
Issuance of Class A common stock in connection with business combinations	500,000	687,500

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)     Description of Business and Summary of Significant Accounting Policies

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

(b)  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, “Goodwill and Other Intangible Assets” (see Note 6 of Notes to Condensed Consolidated Financial Statements) and “Accounting for the Impairment or Disposal of Long-Lives Assets,” respectively. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2002, and the results of operations and cash flows for the three-month periods ending March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(c)  Principles of Consolidation

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

The Company’s investment in Turnkey Computer Systems, Inc. (“Turnkey”), a private corporation, is accounted for by the equity method. Accordingly, the Company’s share of Turnkey’s earnings or losses is reflected in the caption “equity in operations of unconsolidated investee” in the consolidated statements of operations. The Company’s carrying value of Turnkey includes the unamortized excess of the cost of the Company’s interest in Turnkey over its equity in the underlying net assets determined at the dates of acquisition. This excess has been amortized on a straight-line basis over 10 years and the related amortization is included in “equity in operations of unconsolidated investee” in the consolidated statements of operations through December 31, 2001. Upon adoption of SFAS No. 142, the Company ceased amortization of the goodwill and will continue to review for impairment in accordance with APB Opinion No. 18. The Company would recognize a loss when there is a loss in value of the investment that is other than a temporary decline.

(d)  Revenue Recognition

The Company generates substantially all of its revenue from cattle sales transactions where it acts as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where the Company is the principal in the arrangement, the Company purchases cattle from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For cattle sales transactions in which the Company acts as an agent, the Company sells cattle consigned to it on a commission basis, where it is not subject to inventory and credit risk, or the Company sells cattle on a fee basis and records the net revenue earned. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

(e)  Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets be reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (buy sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(f)  Recent Accounting Pronouncements

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

(g)  Reclassifications

Certain reclassifications have been made to the 2001 condensed consolidated financial statements in order to conform to 2002 classifications. The changes had no effect on previously reported operations.

(2)    Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $162.1 million as of March 31, 2002. For the three months ended March 31, 2002, the Company incurred a net loss of approximately $4.2 million and negative cash flows from operations of $16.8 million. Management expects operating losses and negative cash flows to continue throughout 2002. However, during the fourth quarter of 2001, the Company finalized lease and operating agreements with three of its largest order buying businesses. The lease and operating agreements require the lessee/operator to obtain a line of credit for working capital purposes, which has reduced the Company’s need for financing relative to activities of the lease and operating agreement activities. The Company expects that cash flows generated from all operating activities and borrowing available to the Company and lessee/operators will meet its anticipated cash requirements during 2002. In addition, the Company plans to increase its revenue related to non-cattle sales and actively control operating costs for the foreseeable future.

(3)    Restricted Cash

Current restricted cash is cash held by lessee/operator entities and is related to the lease and operating agreement activities. Accordingly, this cash may only be used to satisfy the cash flow requirements of these activities and is not available to the Company for other uses.

Non-current restricted cash consists of cash invested in certificates of deposit with maturities of 180 days or less. These certificates of deposit are necessary to support the Company’s bond requirement with the U.S. Department of Agriculture Grain Inspection, Packers and Stockyards Administration to buy and sell cattle in the U.S. public market.

(4)    Inventories

Inventories consist of:

	2002	2001
Cattle	$8,164,020	$6,561,476
Other	293,310	311,839

	$8,457,330	$6,873,315

(5)    Related Party Transactions

As of March 31, 2002 and December 31, 2001, amounts due from related parties were $406,696 and $121,004, respectively. These balances are due from employees and shareholders’ related businesses. Included in the balance as of March 31, 2002 are two unsecured notes receivable from two officers of the Company. One note in the amount of $75,000 was originated in December 2001 and the second note in the amount of $160,000 was originated in January 2002. Both notes bear interest at the prime rate currently available under the Company’s existing revolving line of credit and mature in December 2002 and January 2003, respectively.

As of March 31, 2002 and December 31, 2001, amounts due to related parties were $0 and $10,641, respectively.

The Company has both cattle sales and purchase transactions with Eastern Livestock, LLC., certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases are made on trade accounts with the same credit terms of the Company’s other customers and suppliers. Cattle sales to related parties amounted to $31.5 million and $100.1 million for the three months ended March 31, 2002 and 2001, respectively. Related accounts receivable amounted to $576,000 as of March 31, 2002 and $735,000 as of December 31, 2001. Cattle purchases from related parties amounted to $20.4 million and $32.9 million for the three months ended March 31, 2002 and 2001, respectively. Related accounts payable amounted to $395,000 as of March 31, 2002 and $3.8 million as of December 31, 2001.

(6)    Intangibles

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. As a result of this adoption, the Company ceased to amortize approximately $7.3 million of goodwill. The Company recorded approximately $3.5 million of amortization on these amounts during the quarter ended March 31, 2001 and would have recorded approximately $503,000 of amortization during the quarter ended March 31, 2002. In lieu of amortization, the Company performed an initial impairment review of goodwill as of January 1, 2002. Based upon the initial step of this review and as a result of the SFAS No. 121 impairment charges recorded during the year ended December 31, 2001, the Company determined there was no material impairment charge relating to goodwill. The future annual impairment tests will be performed in the fourth quarter of each year.

Net loss was $4.2 million ($0.10 per share) for the quarter ended March 31, 2002 and $10.2 million ($0.29 share) for the quarter ended March 31, 2001. The net loss for the quarter ended March 31, 2001 would have been $6.7 million ($0.19 per share) if SFAS No. 142 had been effective January 1, 2001.

(7)    Lines of Credit

In August 2001, the Company entered into a $30 million revolving line of credit agreement (the “LOC”) from The CIT Group/Business Credit, Inc. (“CIT”). The LOC is secured primarily by receivables, inventories and $9.0 million of irrevocable letters of credit, and bears interest at the Company’s option of Prime or LIBOR plus 300 basis points, payable monthly. The LOC may be utilized for working capital purposes and matures in 24 months. The loan agreement includes various loan covenants and restrictions of a customary nature, which may, under certain circumstances, limit our ability to undertake additional acquisitions, make certain changes in management, or otherwise limit obligations undertaken by, or operations of, the Company. One of the loan covenants requires the Company achieve quarterly EBITDA of a loss no greater than $1.5 million. The Company did not comply with this covenant for the quarters ended September 30, 2001, December 31, 2001 or March 31, 2002 as it had an EBITDA loss of $3.1 million, $4.6 million and $2.6 million, respectively. In addition, the Company is in violation of the loan covenant prohibiting the making of loans. As of March 31, 2002, the Company had a note receivable (eliminated in consolidation) of $3.2 million from one of the lessees/operators in compliance with the terms of the lease and operating agreement. As of March 31, 2002, there were no borrowings outstanding under this arrangement with CIT. The Company has continued to make additional borrowings under this facility and to date has not been required to obtain a waiver in order to access this facility. There are no assurances that these borrowings will be able to continue, or that, if requested, a waiver can be obtained.

The lease and operating agreements provide for the lessee/operators to obtain lines of credit to fund working capital requirements of the lease and operating activities. These lines of credit are nonrecourse to the Company. Each of the lessee/operators have lines of credit that provide for advances generally up to 85% of eligible receivables and 85% of eligible inventories. The lines of credit are collateralized by the related receivables and inventories owned by the lessee/operators. The total amount outstanding under all lines of credit was $16,280,436 as of March 31, 2002 and $9,658,062 as of December 31, 2001. The weighted average interest rate was 4.55% as of March 31, 2002. The lessee/operators are in compliance with all material covenants.

(8)    Stock Purchase Warrants

In connection with the LOC agreement, the Company entered into a warrant purchase agreement with certain stockholders who are providing, in the aggregate, $9 million in standby letters of credit on the Company’s behalf as additional collateral for the LOC. As part of this agreement, the Company issued 764,328 stock purchase warrants to these stockholders as consideration for providing and maintaining the letters of credit. The warrants are exercisable at $1.55 per share and expire on August 24, 2004. The warrants were valued using the Black-Scholes model with the following assumptions: expected term – 3 years, risk free interest rate – 4.25% and volatility – 135.0%. These assumptions yielded a value of $914,376, which was charged to debt issue costs and is being amortized on a straight line basis to interest expense over the two year term of the LOC.

In addition to the warrants issued with the closing of the LOC agreement, these certain stockholders are eligible to receive additional stock purchase warrants under the following schedule: February 28, 2002 – 764,328 shares; August 31, 2002 – 764,328 shares; February 28, 2003 – 764,328 shares, if the letters of credit remain in place as of these dates. The number of shares into which these additional warrants may be exercised will be reduced on a pro rata basis in conjunction with a reduction in the amount covered by the standby letters of credit. Additional warrants of 764,328 shares of eMerge common stock could be issued if the lender draws upon the letters of credit. In addition to the stock purchase warrants, the Company is required to reimburse each of these certain stockholders for their expenses associated with the letters of credit plus 1%.

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

On February 27, 2002, the Company reached an agreement with the providers of the irrevocable letters of credit, which enhance the collateral for the CIT LOC. Under the original agreement these certain stockholders were eligible to receive additional warrants on February 28, 2002, if the letters of credit were still outstanding. Due to the Company’s reduced reliance on the LOC following the implementation of the lease and operating agreements (See Note 1(c)), the warrant issuance date was extended to March 31, 2002, pending further discussions with CIT regarding the release of these letters of credit. On March 29, 2002, the

Company reached a second agreement with the providers of the irrevocable letters of credit, whereby the warrant issuance date was been extended to April 30, 2002, pending further discussions with CIT regarding the release of these letters of credit. See Note 12.

(9)    Segment Information

For the three months ended March 31, 2002, the Company has three reportable segments consisting of cattle sales, owned and leased, and other products and services. The owned cattle sales and other products and services segments are managed separately because each offers different products and expected contribution margins. The leased facilities products and markets are similar to the owned cattle sales segment, but they are evaluated and managed separately from the owned cattle operations.

The following tables present certain financial information by operating segments:

	Three Months Ended March 31, 2002
	Owned Operations	Leased Operations	Eliminations	Consolidated Operations
Cattle revenue	$60,688,958	$195,672,563	$—	$256,361,521
Other revenue	429,711	—	—	429,711

Total revenue	61,118,669	195,672,563	—	256,791,232

Cost of cattle revenue	59,152,700	194,277,263	—	253,429,963
Cost of other revenue	267,668	—	—	267,668

Total cost of revenue	59,420,368	194,277,263	—	253,697,631

Cattle gross profit	1,536,258	1,395,300	—	2,931,558
Other gross profit	162,043	—	—	162,043

Gross profit	1,698,301	1,395,300	—	3,093,601
Operating expenses:
Selling, general and administrative	3,790,060	1,071,543	—	4,861,603
Technology and development	586,162	—	—	586,162
Depreciation	951,038	—	—	951,038
Depreciation of leased assets	185,402	—	—	185,402
Impairment and related charges	291,872	—	—	291,872

Operating income (loss)	(4,106,233)	323,757	—	(3,782,476)
Interest and other income, net	101,267	92,141	—	193,408
Interest expense	(308,592)	(192,883)	—	(501,475)
Loss on disposal of assets	(111)	—	—	(111)
Equity in operations of unconsolidated investee	2,386	—	—	2,386
Minority interest	—	—	(66,905)	(66,905)

Net income (loss)	$(4,311,283)	$223,015	$(66,905)	$(4,155,173)

	As of March 31, 2002
	Owned Operations	Leased Operations	Eliminations	Consolidated Operations
Assets
Current assets:
Cash and cash equivalents	$5,874,609	$—	$—	$5,874,609
Restricted cash	—	1,690,589	—	1,690,589
Trade accounts receivable	5,495,204	18,605,317	(3,455,037)	20,645,484
Inventories	1,187,014	7,270,316	—	8,457,330
Other current assets	5,108,985	1,219,919	—	6,328,904

Total current assets	17,665,812	28,786,141	(3,455,037)	42,996,916
Property and equipment, net	13,868,770	—	—	13,868,770
Leased property and equipment, net	523,084	—	—	523,084
Other assets	8,336,276	604,738	(604,738)	8,336,276
Leased other assets	3,179,797	—	—	3,179,797

Total assets	$43,573,739	$29,390,879	$(4,059,775)	$68,904,843

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$—	$19,480,436	$(3,200,000)	$16,280,436
Accounts payable	2,657,964	6,315,778	—	8,973,742
Other current liabilities	1,997,597	1,544,191	—	3,541,788

Total current liabilities	4,655,561	27,340,405	(3,200,000)	28,795,966
Capital lease obligation, excluding current installments	465,719	—	—	465,719

Total liabilities	5,121,280	27,340,405	(3,200,000)	29,261,685

Minority interest	—	1,372,638	(656,424)	716,214

Stockholders’ equity	38,452,459	677,836	(203,351)	38,926,944

Total liabilities and stockholders’ equity	$43,573,739	$29,390,879	$(4,059,775)	$68,904,843

For the three months ended March 31, 2001, the Company had no leased operations and the reportable segments consisted only of cattle sales and other products and services. The following summarizes revenue, cost of revenue and gross profit (loss) information related to these two segments for the three months ended March 31, 2001:

Revenue:
Cattle	$324,528,919
Other	679,321

Total	$325,208,240

Cost of revenue
Cattle	$320,543,421
Other	947,117

Total	$321,490,538

Gross profit (loss):
Cattle	$3,958,498
Other	(267,796)

Total	$3,717,702

The Company’s assets and other statement of operations data for this period was allocated to the owned operations segment.

(10)    Stock Plan

A summary of stock option transactions for the three months ended March 31, 2002, follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2001	4,748,140	$3.69	8.56

Granted	156,875	1.09
Exercised	—	—
Cancelled	(200,877)	6.29

Balance outstanding March 31, 2002	4,704,138	$3.54	8.35

For the three months ended March 31, 2002 and 2001, the Company recognized $0 and $87,664, respectively, of unearned compensation expense resulting from the accelerated vesting of stock options. These amounts are included in selling, general and administrative expenses, respectively, within the condensed consolidated statements of operations.

(11)    Impairment, Restructuring and Related Charges

From May 2000 through January 2, 2001, we made twelve acquisitions consisting of cattle order buying or livestock marketing facilities, for approximately $72.5 million. Approximately 89.4% of the purchase price was allocated to intangible assets, primarily goodwill. In September 2001, the Company determined that it needs to continue its focus on opportunities that have significant, sustainable revenues with meaningful gross margins. The Company also determined that this focus is not best served by owning and operating these businesses. Accordingly, the Company entered into lease and operating agreements for three of its cattle brokerage operations with several key individuals that currently manage these businesses. The expected net effect of these transactions to ongoing operating cash flow, before interest, taxes, depreciation and amortization, is neutral.

In connection with these transactions and pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company evaluated the recoverability of the long-lived assets, including intangibles of its cattle order buying and livestock marketing businesses. Since the acquisition of these businesses the cattle industry has experienced difficulties due to an extended drought in the southern plains and the southeast which led to a decrease in the availability of feeder cattle for sale, which led to a significantly reduced number of head sold in each quarter of 2001. As a result of this evaluation, the Company determined that many of these acquired facilities estimated future undiscounted cash flows were below the carrying value of the associated long-lived assets. Accordingly, in the third quarter of 2001 (and updated in the fourth quarter of 2001), the Company reviewed these assets and their related cash flows and adjusted the carrying value of the acquired facilities long-lived assets, primarily intangible assets to their estimated fair value of approximately $6.3 million, resulting in a noncash impairment loss of approximately $42.5 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 10%. Anticipated cash flows were estimated based on actual operating results during 2001, projected over the remaining period of the non-compete agreements associated with the key employees related to the businesses.

In an effort to reset the Company’s cost structure to the current business level, and focus on those products and services that have the most potential to add to its gross margin and help achieve its near-term profitability goals, the Company announced plans on May 15, 2001, approved by the Company’s Board of Directors’, to reduce its workforce by approximately 60 personnel and write-down to fair value the value of non-strategic assets. Pursuant to these plans, the Company recorded restructuring and related charges of approximately $14.2 million in the second quarter of 2001. The charge included approximately $12.4 million for asset write-downs, primarily associated with discontinued product lines and a facility closing, an accrual for involuntary employee termination benefits and contract termination fees of $1.6 million and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees. During the remainder of 2001, an additional workforce reduction was determined necessary to carry out the Company’s restructuring plan and the Company further reduced its workforce by approximately 15 personnel. Based on final cost determinations for additional involuntary employee termination benefits, contract termination fees and costs to exit unused facilities, additional restructuring charges of approximately $597,000 were recorded in September and December of 2001.

A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying condensed consolidated balance sheets) for the year ended December 31, 2001 and the three months ended March 31, 2002, follows:

Balance at December 31, 2000	$—

New charges	2,216,000
Cash payments	(1,764,000)

Balance at December 31, 2001	$452,000

New charges	58,000
Cash payments	(255,000)

Balance at March 31, 2002	$255,000

In March 2002, the Company determined that McMahan Order Buying Company and Hefley Order Buying Company, which were purchased in August 2000 and November 2000, respectively, were not performing as expected and decided the best course of action was to terminate these facilities and sever the associated employees. With the termination of these facilities, the Company recorded impairment of the goodwill in the amount of $234,000.

(12)    Subsequent Events

The Company has completed discussions with CIT and as of May 1, 2002, has terminated the LOC and have agreed to pay a termination fee of $425,000. In addition, the $9.0 million in irrevocable letters of credit have been released by CIT as of May 1, 2002 and the unissued stock purchase warrants discussed in Note 8 will not be issued. As a result of the termination, the Company will record a charge of $1.8 million in the second quarter of 2002, related to the write off of unamortized financing costs and the termination fee.

The unsecured note receivable in the amount of $160,000 from an officer of the Company, which originated in January 2002, was paid in full on May 1, 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Our goal is to develop broad industry adoption of our information management system, subsequently establishing it as the standard for individual-animal tracking and procurement in order to facilitate the safe, timely flow of source- and process-verified cattle and beef products within the beef-production supply chain. We believe that by accomplishing our goal, we can improve the industry’s productivity and profitability and help its participants enhance beef quality, safety and market share. Thus, our mission is to assist in the delivery of a large, brandable supply of beef that 1) differentiates the beef products, 2) opens new markets for beef and 3) creates new value for the industry and consumers.

We offer our products and services to cattle industry participants through our proprietary information management applications, our direct sales force and our web-based business network. Our current and planned products and services include:

•
CattleLog™, our individual-animal data-collection and reporting system. Using the eMerge network as its backbone, CattleLog allows owners to electronically document the histories of individual animals from conception through harvest—and therefore to sell them based on detailed specifications, in order to earn higher than market per-pound averages. It also allows buyers to capitalize on the predictable performance needed for efficient feeding and for producing beef products of consistent quality.

•
Our Cattle Marketing and Procurement services. These services include the largest real-time Internet Auction and Brokerage Service, some of the nation’s largest and most progressive livestock markets, a leading video auction service, and a network of more than 80 professional cattle order buyers, providing eMerge customers the marketing options they need anywhere in the United States.

•
VerifEYE™, our development stage meat inspection system that is based on technology developed and patented by scientists at Iowa State University and the Agricultural Research Service of the USDA for which we hold exclusive rights to its commercialization. While we are currently determining the final specifications for commercialization, this technology promises to help meat processors detect contamination and verify extensive safeguards already in place to minimize the possibility of outbreaks of such bacterial infections as E. coli 0157:H7. We have not yet begun to commercialize this technology and cannot be sure that we will be able to create an economically viable product from this technology.

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

Results of Operations

Three months ended March 31, 2002 and March 31, 2001

Revenue

Revenue decreased to $256.8 million for the quarter ended March 31, 2002 from $325.2 million for the quarter ended March 31, 2001. Revenue from cattle sales decreased to $256.4 million for the quarter ended March 31, 2002 from $324.5 million for the quarter ended March 31, 2001. This decrease reflects a lower volume of cattle sales transactions brought about primarily by a decrease in feeder cattle available for sale. During the quarter ended March 31, 2002, we sold approximately 592,000 head of cattle, of which, 337,000 head are attributable to the leased operations, versus 659,000 head sold in the comparable prior year period. Revenue from other products and services decreased by 37% to $430,000 for the quarter ended March 31, 2002 from $679,000 for the quarter ended March 31, 2001. This decrease is due primarily to discontinuation of a pre-conditioning program in the second quarter of 2001, which contributed revenues of approximately $300,000 in the three months ended March 31, 2001. We expect that cattle revenue, whether direct or through the lease and operating agreements, will continue to account for the majority of our revenue base for the foreseeable future, while revenue from other products and services are expected to remain flat.

Cost of Revenue

Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are primarily associated with supporting our information management and individual-animal tracking products and services. Cost of revenue attributed to cattle sales decreased to $253.4 million for the quarter ended March 31, 2002 from $320.5 million for the quarter ended March 31, 2001, corresponding with the decreased cattle sales activity. Cost of revenue attributed to other products and services decreased by 72% to $268,000 for the quarter ended March 31, 2002 from $947,000 for the quarter ended March 31, 2001. This decrease is due principally to the discontinuation of a pre-conditioning program in the second quarter of 2001, which contributed costs of approximately $400,000 in the three months ended March 31, 2001. In addition, we incurred lower production costs due to the discontinuation of support for certain on-line product and service offerings, such as Interactive manager and our on-line storefront. We generated a gross profit of $3.1 million and $3.7 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease in gross profit is due primarily to the decrease in cattle revenue and a comparable decrease in cost of goods, principally direct cost to acquire cattle. We expect that cost of revenue, in particular the direct costs to acquire cattle, will continue to account for the majority of our total costs of revenue for the foreseeable future and will fluctuate proportionately with the changes in volume of cattle sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 37% to $4.9 million for the quarter ended March 31, 2002 from $7.8 million for the quarter ended March 31, 2001.

Our selling expenses consist primarily of sales and marketing personnel, material and supply purchases, telephone, travel, consulting and advertising and media expenses. Selling expenses decreased by 54% to $2.5 million for the quarter ended March 31, 2002 from $5.4 million for the quarter ended March 31, 2001. The decrease in selling expenses was primarily associated with the impacts of cost saving initiatives begun during the second quarter of 2001, which included workforce reductions. We anticipate selling expenses to continue to decline slightly in the foreseeable future as the impacts of these cost saving initiatives become fully realized.

Our general and administrative expenses consist primarily of salaries and related benefit costs for executive, administrative, and finance personnel, insurance program charges, public company expenses, telephone, travel costs and professional service fees. General and administrative expenses were $2.4 million for both the quarter ended March 31, 2002 and the quarter ended March 31, 2001.

Technology and Development

Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, maintenance charges and project material costs. Our expenses decreased by 59% to $586,000 for the quarter ended March 31, 2002 from $1.4 million for the quarter ended March 31, 2001. The decrease was primarily associated with the impacts of cost saving initiatives begun during the second quarter of 2001, which included workforce reductions. In addition, approximately $201,000 of restructuring and related charges were incurred in the three months ended March 31, 2001 and included in technology and development expenses. These charges, primarily related to employee severance and related benefit costs, were associated with a realignment of our corporate operations in connection with our decision to discontimue support of Nutricharge and infrared imaging products. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, is essentially complete. The primary focus of our development team is our meat inspection system, VerifEYE. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will continue to decline in 2002.

Impairment and Related Charges

In March 2002, we determined that McMahan Order Buying Company and Hefley Order Buying Company, which we had purchased in August 2000 and November 2000, respectively, were not performing as expected and decided the best course of action was to terminate these facilities and sever the associated employees. With the termination of these facilities, we recorded impairment of the associated goodwill in the amount of $234,000. The remaining $58,000 consists of costs to exit a lease.

Depreciation and Amortization

Depreciation and amortization expense decreased 77% to $1.1 million for the quarter ended March 31, 2002 from $4.8 million for the quarter ended March 31, 2001. The decrease is primarily due to the adoption of SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization charges of $3.5 million are included in the three months ended March 31, 2001 compared to $0 in the three months ended March 31, 2002. If we had not adopted SFAS 142 we would have recorded $503,000 in amortization expense for the current quarter. The decrease between actual amortization for the period ended March 31, 2001 and the expense that would have been recorded for the period ended March 31, 2002 without SFAS 142 is due to the impairment of intangibles recorded during 2001.

Other Income and Expense

Interest and other income, net decreased to $193,000 for the quarter ended March 31, 2002 from $324,000 for the quarter ended March 31, 2001. This decrease was primarily due to a reduction in interest income generated by short-term investments. Currently, we invest the majority of our cash balances in debt instruments of high-quality corporate issuers. As of March 31, 2002, we had short term investments of approximately $102,000 whereas as of March 31, 2001 the short term investment balance was approximately $3.7 million.

Interest expense increased to $501,000 for the quarter ended March 31, 2002 from $4,000 for the quarter ended March 31, 2001. This increase is due primarily to interest expense incurred on the balance outstanding on our lines of credit. The owned line of credit was entered into on August 27, 2001 and the leased operations each entered into lines of credit in the fourth quarter of 2001.

On January 1, 2001, we adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and recorded a charge to operations of $232,688, which is included as a cumulative effect of a change in accounting principle in the condensed consolidated financial statements.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended March 31, 2002 or the quarter ended March 31, 2001.

Liquidity and Capital Resources

As of March 31, 2002, our principle sources of liquidity are existing cash balances and working capital, borrowings available directly to us under our line of credit (until termination) and borrowings available from lessee/operators’ lines of credit used to support the activities under the lease and operating agreements.

Non-current restricted cash consists of cash invested in certificates of deposit with maturities of 180 days or less. These certificates of deposit are necessary to support our bond requirement with the U.S. Department of Agriculture Grain Inspection, Packers and Stockyards Administration to buy and sell cattle in the U.S. public market. The leased operations are required to post their own bonds. Accordingly, we expect our bond requirement to be reduced during the second quarter of 2002, thus increasing our owned unrestricted cash balance.

We continue to explore other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through the issuance of equity securities or through alternative debt financing that provides for the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See also “Factors Affecting Our Business, Financial Condition and Results of Operations” below.

As of March 31, 2002, we had cash and cash equivalents totaling $7.6 million compared to $18.7 million at December 31, 2001. As of March 31, 2002, $1.7 million of our cash and cash equivalents were held by our leased facilities compared to $9.8 million as of December 31, 2001 and are classified as restricted. Our working capital balance as of March 31, 2002 was $14.2 million compared to $17.9 million as of December 31, 2001.

In August 2001, the Company entered into a $30 million revolving line of credit agreement (the “LOC”) from The CIT Group/Business Credit, Inc (“CIT”). The LOC is secured primarily by receivables, inventories and $9.0 million in irrevocable letters of credit, provided largely, by our affiliates, Safeguard Delaware, Inc and ICG Holding, Inc., and bears interest at our option of Prime or LIBOR plus 300 basis points, payable monthly. The LOC may be utilized for working capital purposes and matures in 24 months. The loan agreement includes various loan covenants and restrictions of a customary nature, which may, under certain circumstances, limit our ability to undertake additional acquisitions, make certain changes in management, or otherwise limit obligations undertaken by, or operations of, eMerge. One of the loan covenants requires the Company achieve quarterly EBITDA of a loss no greater than $1.5 million. The Company did not comply with this covenant for the quarters ended September 30, 2001, December 31, 2001 or March 31, 2002 as it had an EBITDA loss of $3.1 million, $4.6 million and $2.6 million, respectively. In addition, we are in violation of the loan covenant prohibiting the making of loans. As of March 31, 2002, we had a note receivable (eliminated in consolidation) of $3.2 million from one of the lessees/operators in compliance with the terms of the lease and operating agreement. As of March 31, 2002, there were no borrowings outstanding under this arrangement with CIT. We have continued to make additional borrowings under this facility as needed for working capital purposes, and to date, have not been required to obtain a waiver in order to access this facility.

Our various restructuring activities have significantly reduced our need for seasonal working capital and we determined we do not require a $30 million line of credit. Therefore, we completed discussions with CIT and as of May 1, 2002, we terminated the LOC and have agreed to pay a termination fee of $425,000. In addition, the $9.0 million in irrevocable letters of credit have been released by CIT as of May 1, 2002 and the unissued stock purchase warrants will not be issued. As a result of the termination, we will record a charge of $1.8 million in the second quarter of 2002 related to the write off of unamortized financing costs and the termination fee.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the three months ended March 31, 2002, net cash used in operating activities was $16.8 million and primarily consisted of net operating losses, increases in trade accounts receivable, inventories and cattle deposits and decrease in accounts payable and accrued liabilities. Of the $16.8 million net cash used in operating activities, $2.0 million was used by our owned operations and $14.8 million was used by the leased operations. The decrease in working capital requirements corresponded with a decrease in cattle sales activity and a reduction in the net operating loss.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2002. Our investing activities include additional acquisition costs paid in compliance with earn-out agreements in the asset purchase agreements executed in January 2001 for Runnells-Peters Stockyards, and Pennell Order Buying for a combined cash payment of $688,000. In addition, we had capital expenditures of $327,000. All of the cash used in investing activities was used by the owned operations.

Net cash provided by financing activities was $6.6 million for the three months ended March 31, 2002. Of the $6.6 million of net cash provided by financing activities, $6.7 million was provided by the leased operations, principally due to net borrowings on the lines of credit held by these leased operations. The owned operations used $100,000 to repay capital lease obligations.

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

Other Matters

There were no changes in the components of the Company’s critical accounting policies and no significant changes in the components of commercial and contractual commitments during the quarter ended March 31, 2002.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts. We do engage in a limited number of cattle futures contracts. As of March 31, 2002, we held $18,000 in open cattle future positions. We also engage in both cattle purchase and sale transactions with certain related parties, primarily entities related to or owned by acquired companies. These sales are made on the same credit terms as our other customers and suppliers. We generally purchase from or sell to related parties in order to satisfy sales commitments or balance our inventory position. Purchase and sales prices are negotiated based on current market conditions in the cattle industry.

During the fourth quarter of 2001, we finalized lease and operating agreements with three of our largest order buying businesses. Beginning with the effective date of each agreement, the cattle brokerage operations formerly conducted in wholly-owned facilities are conducted in entities owned solely by employees of eMerge. The lease and operating agreements are generally for a one year term, renewable, and provide for us to receive 70% of the net profits or losses (as defined in the agreements) and have certain control over operating activities while the lessee/operators are responsible for obtaining lines of credit for working capital purposes and are responsible for the day-to-day operations of the facilities, including payroll and operating expenses.

Factors Affecting Our Business, Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will” and words of similar meaning. These statements include statements regarding, among other things, our electronic commerce strategy, acquisition and expansion strategy, product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop “brand” awareness and the market acceptance of the Internet as a medium of commerce. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements, including the acceptance by our customers of electronic commerce as a means of conducting business, our ability to grow revenue, our ability to increase margins, our ability to implement our acquisition and expansion strategy, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation and other factors. Other factors that may cause such a difference include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

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

We have a history of net losses and expect to continue to incur net losses for next two years. If we continue to incur net losses, our business may not ultimately be financially viable.

We have incurred significant net losses since inception. We reported a net loss of approximately $92.4 million for the year ended December 31, 2001, or 8% of total revenue, and a net loss of approximately $4.1 million for the three months ended March 31, 2002, or 2% of total revenue. As of March 31, 2002, we had accumulated net losses totaling approximately $162 million. Our operating expenses for the quarter ended March 31, 2002 declined, reflecting our recent cost reduction and restructuring initiatives and we anticipate such expenses to remain relatively flat under our current business strategy. Our revenue may not grow or may not even continue at its current level and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

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

Our stock price has been trading below $1 for more than 30 days and we are currently not in compliance with the NASDAQ’s listing requirements.

While we believe this to be an interim situation, we are currently evaluating our options, including moving from the NASDAQ National Market to the NASDAQ SmallCap Market, which would extend our bid price grace period for up to 360 days, if we are in compliance with certain listing criteria. If we elect to make this move, the extended bid price grace period offered by the SmallCap market will provide us with more flexibility and additional time to regain compliance and to execute our plan while being able to maintain NASDAQ listing status.

An important point to make is that if we elect to pursue this transition it will not impact the method in which our securities are bought and sold. You will still be able to access stock information through Yahoo, NASDAQ Online, etc. and the NASDAQ SmallCap listing in the newspaper.

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

The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities. Internet Capital Group and Safeguard together have the power to vote approximately 51% (as of March 31, 2002) of the aggregate number of votes to which the holders of our common stock are entitled. As a result, these stockholders will be able to control all matters requiring stockholder approval.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio and debt structure. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of March 31, 2002, our investments consisted of $102,000 in cash equivalents with maturities of less than three months and $1.5 million in certificates of deposit with a maturity of less than six months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

The interest rate on our debt floats based on the index rate. Accordingly, increases or decreases in the index rate would increase or decrease our interest expense. A 10% increase or decrease in interest rates would have increased or decreased our interest expense approximately $13,000 for the three months ended March 31, 2002.

In the ordinary course of business, we enter into purchase and sale contracts for cattle that require delivery at a future date. We also enter into a limited number of cattle futures transactions. The contract lives are generally less than six months. As of March 31, 2002, there was $18,000 in open positions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Stock Option Exchange Program

On June 29, 2001, we commenced a voluntary offer to eligible employees to exchange currently outstanding stock options for new options. The offer expired on August 6, 2001 and, effective on that date, we accepted for exchange options to purchase an aggregate of 197,125 shares of our Class A common stock. The stock options accepted for exchange were cancelled on August 6, 2001, and new options were granted on February 11, 2002.

Warrant Purchase Agreement

On August 24, 2001, we issued 764,328 stock purchase warrants to certain stockholders as consideration for providing and maintaining $9 million in standby letters of credit. The warrants are exerciseable at $1.55 per share and expire on August 24, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description	Reference
10.50
Termination of Financing Agreement (‘Loan Agreement”), dated August 24, 2001, among emerge Interactive, Inc. (“Borrower”), The CIT Group/Business Credit, Inc. in its capacity as agent (“Agent”) and as a lender
*

10.51	February 27, 2002 Extension Agreement to Financing and Warrant Purchase Agreement Dated as of August 24, 2001	*

10.52	March 29, 2002 Extension Agreement to Financing and Warrant Purchase Agreement Dated as of August 24, 2001.	*

10.53	Promissory Note dated January 7, 2003 between eMerge Interactive, Inc. and David C. Warren	*

* Filed herewith.

(a)	Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended March 31, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2002
EMERGE INTERACTIVE. INC.

By:	/s/ DAVID C. WARREN
David C. Warren President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ REID JOHNSON
Reid Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)