Form 10-Q
period 2002-06-30
EMERGE INTERACTIVE INC
filed 2002-08-15
CIK 1092605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

OR

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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
YES x NO o

The number of shares of the registrant’s common stock, $0.008 par value, outstanding as of August 9, 2002, was 39,883,338. There were 34,188,893 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT
(For Three Months Ended June 30, 2002)

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eMerge Interactive, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$6,101,304	$8,934,348
Restricted cash (note 3)	3,338,857	9,801,814
Trade accounts receivable, less allowance for doubtful accounts of $982,049 in 2002 and $382,512 in 2001 (including receivables from related parties of approximately $978,000 in 2002 and $735,000 in 2001) (note 5)	12,112,528	12,775,126
Inventories (note 4)	9,872,138	6,873,315
Cattle deposits	2,083,082	2,082,567
Prepaid expenses	475,575	2,189,794
Other current assets	—	182,175
Due from related parties (note 5)	77,029	121,004
Assets held for sale	1,999,679	—

Total current assets	36,060,192	42,960,143

Property, plant and equipment, net of accumulated depreciation of $6,496,180 in 2002 and $5,409,117 in 2001	8,108,466	15,207,829
Investment in Turnkey Computer Systems, Inc.	2,698,935	2,716,424
Intangibles, net of accumulated amortization of $1,323,127 in 2002 and $6,309,028 in 2001 (note 6)	791,938	6,308,659
Restricted cash (note 3)	1,505,000	1,505,000

Total assets	$49,164,531	$68,698,055

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of capital lease obligation	$307,127	$366,542
Lines of credit (note 7)	14,148,274	9,658,062
Accounts payable (including payables to related parties of approximately $982,000 in 2002 and $3,800,000 in 2001) (note 5)	9,325,888	12,041,661
Accrued liabilities:
Salaries and benefits	1,056,309	1,336,415
Other	1,602,823	1,228,196
Advance payments from customers	277,790	392,566
Due to related parties (note 5)	—	10,641

Total current liabilities	26,718,211	25,034,083
Capital lease obligation, excluding current installments	382,963	537,054

Total liabilities	27,101,174	25,571,137

Minority interest	51,622	549,309

Stockholders’ equity (notes 8 and 12)
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 34,278,478 shares in 2002 and 33,939,725 shares in 2001	274,227	271,517
Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and outstanding in 2002 and 2001	45,556	45,556
Additional paid-in capital	200,729,243	200,231,953
Accumulated deficit	(178,969,160)	(157,928,313)
Unearned compensation	(34,089)	(43,104)
Treasury stock, 89,585 Class A common shares in 2002 and 0 Class A common shares in 2001, at cost (note 10)	(34,042)	—

Total stockholders’ equity	22,011,735	42,577,609

Total liabilities and stockholders’ equity	$49,164,531	$68,698,055

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended June 30,

	2002	2001

Revenue (including sales to related parties of approximately $1,213,000 in 2002 and $29,000 in 2001) (note 5)	$23,982,906	$43,494,066
Cost of revenue (including purchases from related parties of approximately $0 in 2002 and 2001) (note 5)	23,803,124	43,122,590

Gross profit	179,782	371,476

Operating expenses:
Selling, general and administrative	3,511,541	4,669,714
Technology and development	804,273	1,203,530
Depreciation and amortization of intangibles	1,000,684	1,396,374
Impairment, restructuring and related charges (note 9)	2,039,879	11,786,054

Total operating expenses	7,356,377	19,055,672

Operating loss	(7,176,595)	(18,684,196)

Interest and other income, net	77,610	8,024
Interest expense	(117,768)	––
Loss on disposal of assets	(54,009)	––
Equity in operations of unconsolidated investee	(19,875)	(59,314)

Loss from continuing operations before income taxes and extraordinary item	(7,290,637)	(18,735,486)
Income tax expense (benefit)	––	––

Loss from continuing operations before extraordinary item	(7,290,637)	(18,735,486)

Discontinued operations: (note 10)
Loss from discontinued operations, net of income taxes of $0 in 2002 and 2001 (note 9)	(6,343,649)	(5,496,669)
Loss on disposition of discontinued operations, net of income taxes of $0 in 2002	(1,437,841)	––

Loss before extraordinary item	(15,072,127)	(24,232,155)
Extraordinary item – loss on early extinguishment of debt (note 7)	(1,813,547)	––

Net loss	$(16,885,674)	$(24,232,155)

Basic and diluted earnings (loss) per share:
Loss from continuing operations before extraordinary item	$(0.18)	$(0.53)
Loss from discontinued operations	(0.19)	(0.15)
Extraordinary item – loss on early extinguishment of debt	(0.05)	––

Net loss per common share – basic and diluted	$(0.42)	$(0.68)

Weighted average number of common shares outstanding - basic and diluted	39,972,923	35,580,420

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Six Months Ended June 30,
	2002	2001

Revenue (including sales to related parties of approximately $3,319,000 in 2002 and $29,000 in 2001) (note 5)	$55,758,553	$90,159,195
Cost of revenue (including purchases from related parties of approximately $418,000 in 2002 and $0 in 2001) (note 5)	55,143,277	89,108,613

Gross profit	615,276	1,050,582

Operating expenses:
Selling, general and administrative	6,004,754	9,926,898
Technology and development	1,390,435	2,633,597
Depreciation and amortization of intangibles	2,035,274	2,961,752
Impairment, restructuring and related charges (note 9)	2,225,443	11,786,054

Total operating expenses	11,655,906	27,308,301

Operating loss	(11,040,630)	(26,257,719)

Interest and other income, net	174,856	124,356
Interest expense	(426,360)	––
Loss on disposal of assets	(54,009)	––
Equity in operations of unconsolidated investee	(17,489)	(97,577)

Loss from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change	(11,363,632)	(26,230,940)
Income tax expense (benefit)	––	––

Loss from continuing operations before extraordinary item and cumulative effect of accounting change	(11,363,632)	(26,230,940)
Discontinued operations: (note 10)
Loss from discontinued operations, net of income taxes of $0 in 2002 and 2001 (note 9)	(6,425,827)	(7,990,066)
Loss on disposition of discontinued operations, net of income taxes of $0 in 2002	(1,437,841)	––

Loss before extraordinary item and cumulative effect of accounting change	(19,227,300)	(34,221,006)
Extraordinary item – loss on early extinguishment of debt (note 7)	(1,813,547)	––
Cumulative effect of a change in accounting principle	––	(232,688)

Net loss	$(21,040,847)	$(34,453,694)

Basic and diluted earnings (loss) per share:
Loss from continuing operations before extraordinary item and cumulative effect of accounting change	$(0.28)	$(0.74)
Loss from discontinued operations	(0.20)	(0.22)
Extraordinary item – loss on early extinguishment of debt	(0.05)	––
Cumulative effect of a change in accounting principle	––	(0.01)

Net loss per common share – basic and diluted	$(0.53)	$(0.97)

Weighted average number of common shares outstanding – basic and diluted	39,841,914	35,505,304

See accompanying notes to condensed consolidated financial statements.

EMerge Interactive, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net loss	$(21,040,847)	$(34,453,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	232,688
Write-off of deferred debt issue costs	1,358,126
Depreciation and amortization	2,137,482	9,513,314
Loss on disposal of assets	52,138	—
Noncash compensation	—	301,156
Amortization of unearned compensation	9,015	16,654
Impairment of assets held and used	1,822,640	––
Impairment of assets held for sale	6,675,955	12,360,759
Equity in operations of unconsolidated investee	17,489	(38,708)
Change in fair value of financial instruments	(59,540)	(434,472)
Minority interest	(96,687)	––
Changes in operating assets and liabilities:
Trade accounts receivable, net	662,598	(6,749,563)
Inventories	(2,998,823)	(2,062,252)
Cattle deposits	(515)	(1,985,806)
Prepaid expenses and other assets	597,808	(390,937)
Due from/to related parties, net	33,334	514,094
Accounts payable and accrued liabilities	(2,651,303)	4,140,332
Advance payments from customers	(114,776)	115,711

Net cash used in operating activities	(13,595,906)	(18,920,724)

Cash flows from investing activities:
Business combinations, net of cash acquired	(687,500)	(9,311,770)
Purchase of property, plant and equipment	(494,800)	(6,606,189)
Proceeds from sale of property, plant and equipment	6,499	––
Proceeds from sale of assets held for sale	1,600,000	––

Net cash provided by (used in) sale of investing activities	424,199	(15,917,959)

Cash flows from financing activities:
Payments on capital lease obligations	(213,506)	(146,953)
Net borrowings on lines of credit	4,490,212	––
Proceeds from minority interest	100,000	––
Distribution to minority interest	(501,000)
Net proceeds from issuance of common stock	––	295,191

Net cash provided by financing activities	3,875,706	148,238

Net change in cash	(9,296,001)	(34,690,445)
Cash and cash equivalents, beginning of period	18,736,162	42,811,572

Cash and cash equivalents, end of period	$9,440,161	$8,121,127

See accompanying notes to condensed consolidated financial statements.

EMerge Interactive, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Supplemental disclosures:
Cash paid for interest	$535,647	$52,913
Non-cash investing and financing activities:
Accrued liability for Class A common stock to be issued in connection with business combination	30,051	––
Issuance of Class A common stock in connection with business combinations	500,000	687,500
Receipt of Class A common stock in connection with business divestiture	(34,042)	––
Reclass of property, plant and equipment to assets held for sale	5,398,044	––
Reclass of intangible assets to assets held for sale	4,911,632	––

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

	(a)	Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company providing individual-animal tracking, food-safety and supply-procurement services to the beef production industry. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as other food safety technologies.

During the second quarter of 2002, the Company announced that it is divesting its cattle operations and plans to either sell or dispose of these operations. Accordingly, operating results for all periods presented exclude the cattle operations that are held for sale and are classified as discontinued operations in the accompanying financial statements. The remaining cattle operations, which are in the process of being disposed, are considered held and used and are included in the operating results for all periods presented until their disposal date, at which time they will be reclassified to discontinued operations.

	(b)	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, “Goodwill and Other Intangible Assets” (see Note 6 of Notes to Condensed Consolidated Financial Statements) and “Accounting for the Impairment or Disposal of Long-Lives Assets,” respectively. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2002, and the results of operations for the three and six-month periods ending June 30, 2002 and 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the activities conducted under the lease and operating agreements. The Company believes that consolidation of these activities, notwithstanding lack of technical majority ownership, is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means of the lessee/operator remaining an employee of the Company, the Company’s majority share of the profits or losses derived from the activities, certain Company control terms of the lease and operating agreements and the relatively short-term nature of the agreements which are terminable by either party. The lessee/operators’ interest in the activities conducted under the lease and operating agreements is included in Discontinued Operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), as of January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 121), but retains the fundamental provision of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Under SFAS No. 144, long-lived assets to be disposed of by sale are classified as held for sale when six specific criteria are met. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Goodwill is included in an asset group when the asset group is or includes a reporting unit. The results of operations of a component of an entity that has either been disposed of or is classified as held for sale is reported in discontinued operations when the operations and cash flows of the component have been or will be eliminated form the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity comprises operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes from the rest of an entity. In the period in which a component of an entity has been disposed of or is classified as held for sale, the income statement for current and prior periods report the result s of operations of the component, including any gain or loss resulting from adjustments to fair value, in discontinued operations.

Assets not meeting the criteria of held for sale continue to be classified as held and used until they are disposed of. Impairment losses for assets held and used are measured as the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value and are included in continuing operations.

(f) Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not currently have obligations subject to SFAS No. 143 and, therefore, does not currently expect adoption to have an impact on the financial statements.

Statement of Financial Accounting Standards No. 145 “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145), was issued in April 2002. SFAS No. 145 is applicable for years beginning after May 15, 2002 with respect to early extinguishment of debt and for financial statements issued after May 15, 2002 for other provisions. Early application is encouraged. Based on the Company’s current situation, only the recission of SFAS No.4 is currently expected to impact the Company. Upon adoption, the Company will be required to reclassify the $1.8 million extraordinary item related to early extinguishment of debt recorded during the quarter ended June 30, 2002 to continuing operations. The Company has not yet determined the date it will adopt SFAS No. 145.

Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), was issued in June 2002. SFAS No. 146 is applicable for exit or disposal activities initiated after December 31, 2002. Early adoption is encouraged. SFAS No. 146 applies to costs associated with an exit activity or with a disposal of long-lived assets. Upon adoption, a company may not restate previously issued financial statements. The Company has not yet determined the date it will adopt SFAS No. 146.

(2)	Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $179.0 million as of June 30, 2002. For the six months ended June 30, 2002, the Company incurred a net loss of approximately $21.0 million and negative cash flows from operations of $13.6 million. Management expects operating losses and negative cash flows to continue throughout 2002. During the second quarter of 2002, the Company determined that the Company’s long term goals and interest are best served by divesting all the remaining owned cattle operations, as well as the leased cattle operations, through sale or liquidation. This action is expected to free up working capital and generate proceeds from sales. The Company expects that cash balances and cash flows generated from all activities will meet its anticipated cash requirements during 2002. In addition, the Company plans to increase its revenue related to non-cattle sales, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future.

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

(4)	Inventories

Inventories consist of:

	2002	2001

Cattle:
Owned	$274,165	$1,067,062
Leased	9,535,450	5,494,414
Other	62,523	311,839

	$9,872,138	$6,873,315

(5)	Related Party Transactions

As of June 30, 2002 and December 31, 2001, amounts due from related parties were $77,029 and $121,004, respectively. These balances are due from employees and shareholders’ related businesses. Included in the balance as of June 30, 2002 is an unsecured note receivable from an officer of the Company which was paid in full in August 2002.

As of June 30, 2002 and December 31, 2001, amounts due to related parties were $0 and $10,641, respectively.

The Company has both cattle sales and purchase transactions with Eastern Livestock, LLC, certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases are made on trade accounts with the same credit terms of the Company’s other customers and suppliers. Cattle sales to related parties amounted to $1.2 million and $29,000 for the three months ended June 30, 2002 and 2001, respectively and $3.3 million and $29,000 for the six months ended June 30, 2002 and 2001, respectively. Related accounts receivable amounted to $978,000 as of June 30, 2002 and $735,000 as of December 31, 2001. Cattle purchases from related parties amounted to $0 for both the three months ended June 30, 2002 and 2001 and $418,000 and $0 for the six months ended June 30, 2002 and 2001, respectively. Related party accounts payable amounted to $982,000 as of June 30, 2002 and $3.8 million as of December 31, 2001.

Cattle sales to related parties included in discontinued operations amounted to $29.2 million and $90.8 for the three months ended June 30, 2002 and 2001, respectively and $58.2 million and $184.6 million for the six months ended June 30, 2002 and 2001, respectively. Cattle purchases from related parties included in discontinued operations amounted to $30.1 million and $17.2 million for the three months ended June 30, 2002 and 2001, respectively and $49.3 million and $41.8 million for the six months ended June 30, 2002 and 2001, respectively.

As disclosed in note 10 the Company sold assets acquired in June 2001 from W.P. Land and Livestock and assets acquired in September 2001 from RPT Cattle Company to related parties during the three months ended June 30, 2002. The Company has no continuing involvement in the operations of these entities.

(6)	Intangibles

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. As a result of this adoption, the Company ceased to amortize approximately $9.8 million of goodwill as of January 1, 2002, including the goodwill of approximately $2.4 million, related to the Company’s investment in Turnkey Computer Systems, Inc. The Company recorded approximately $287,000 and $643,000 of amortization in continuing operations and $3.1 million and $6.2 million of amortization that is included in discontinued operations during the three and six months ended June 30, 2001, respectively. If SFAS No. 142 was not effective January 1, 2002, the Company would have recorded approximately $199,000 and $443,000 of amortization in continuing operations during the three and six months ended June 30, 2002, respectively, and $395,000 and $847,000 of amortization in discontinued operations during the three and six months ended June 30, 2002, respectively. In lieu of amortization, the Company performed an initial impairment review of goodwill as of January 1, 2002. Based upon the initial step of this review and as a result of the SFAS No. 121 impairment charges recorded during the year ended December 31, 2001, the Company determined there was no material transitional impairment charge relating to goodwill.

The following table presents the actual results of continuing operations, discontinued operations and net loss for the three and six months periods ended June 30, 2002 and 2001, as well as the pro forma three and six months periods ended June 30, 2001 reflecting the effect on results if SFAS No. 142 had been effective January 1, 2001:

	Three Months Ended June 30,

	Actual 2002	Actual 2001	Pro Forma 2001

Loss from continuing operations	$7.3 million	$18.7 million	$18.4 million
Loss from continuing operations per share	$.18	$0.53	$0.52

Loss from discontinued operations	$7.8 million	$5.5 million	$2.4 million
Loss from discontinued operations per share	$0.19	$0.15	$0.07

Net loss	$16.9 million	$24.2 million	$20.8 million
Net loss per share	$0.42	$0.68	$0.59

	Six Months Ended June 30,

	Actual 2002	Actual 2001	Pro Forma 2001

Loss from continuing operations	$11.4 million	$26.2 million	$25.6 million
Loss from continuing operations per share	$0.28	$0.74	$0.72

Net loss from discontinued operations	$7.9 million	$8.0 million	$1.8 million
Net loss from discontinued operations per share	$0.20	$0.22	0.05

Net loss	$21.0 million	$34.5 million	$27.7 million
Net loss per share	$0.53	$0.97	$0.78

As a result of the Company’s decision to sell or close all cattle operations, an impairment test was performed during the three months ended June 30, 2002 on all goodwill associated with the cattle operations. Based on the results of the impairment test, all goodwill related to cattle operations was written-off. The impairment of the goodwill associated with the cattle operations that will be closed resulted in a $1.7 million charge for the quarter ended June 30, 2002 and is included in impairment, restructuring and related charges. The impairment of the goodwill associated with the cattle operations to be sold resulted in a $3.8 million charge for the quarter ended June 30, 2002 and is included in discontinued operations.

The remaining intangible assets of approximately $792,000 and goodwill of approximately $2.4 million included in the investment in Turnkey Computer Systems, Inc. are related to supply-chain management technologies. The Company will perform the annual impairment test for these remaining intangible assets in the third quarter of this year.

(7)	Lines of Credit

In May 2002, the Company retired the $30 million revolving line of credit agreement (the “LOC”) from The CIT Group/Business Credit, Inc. (“CIT”). An extraordinary loss of $1.8 million was incurred as a result of the early retirement of debt, consisting of a $425,000 pre-payment penalty and approximately $1.4 million of debt issue costs.

The lease and operating agreements provide for the lessee/operators to obtain lines of credit to fund working capital requirements of the lease and operating activities. These lines of credit are nonrecourse to the Company. Each of the lessee/operators have lines of credit that provide for advances generally up to 85% of eligible receivables and 85% of eligible inventories. The lines of credit are collateralized by the related receivables and inventories owned by the lessee/operators. The total amount outstanding under all lines of credit was $14,148,274 as of June 30, 2002 and $9,658,062 as of December 31, 2001. The weighted average interest rate was 4.55% as of June 30, 2002. The lessee/operators are in compliance with all material covenants.

(8)	Stock Purchase Warrants

In connection with the LOC agreement, the Company entered into a warrant purchase agreement with certain stockholders who provided, in the aggregate, $9 million in standby letters of credit on the Company’s behalf as additional collateral for the LOC. As part of this agreement, the Company issued 764,328 stock purchase warrants to these stockholders as consideration for providing and maintaining the letters of credit. The warrants are exercisable at $1.55 per share and expire on August 24, 2004. The warrants were valued using the Black-Scholes model with the following assumptions: expected term – 3 years, risk free interest rate – 4.25% and volatility – 135.0%. These assumptions yielded a value of $914,376, which was capitalized as debt issue costs. The remaining unamortized costs are included in the approximately $1.4 million of debt issue costs discussed in note 7.

(9)	Impairment, Restructuring and Related Charges

In an effort to reset the Company’s cost structure to the current business level, and focus on those products and services that have the most potential to add to its gross margin and help achieve its near-term profitability goals, the Company announced plans on May 15, 2001, approved by the Company’s Board of Directors’, to reduce its workforce by approximately 60 personnel and write-down to fair value the value of non-strategic assets. Pursuant to these plans, the Company recorded restructuring and related charges of approximately $14.2 million in the second quarter of 2001, of which $11.8 million is included in operating expenses under impairment, restructuring and related charges and the remaining $2.4 million is included in discontinued operations. The charge included approximately $12.4 million, ($2.4 million in discontinued operations), for asset write-downs, primarily associated with discontinued product lines and a facility closing, an accrual for involuntary employee termination benefits and contract termination fees of $1.6 million and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees.

In the three months ended March 31, 2002, restructuring charges of approximately $58,000 were recorded for costs to exit unused facilities.

In April 2002, the Company determined that it would sell or close all the remaining cattle operations. In connection with the determination to divest these operations and pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) the Company evaluated the fair value of the long-lived assets, including intangibles of its cattle operations. The assets of the operations to be sold were adjusted to the estimated fair value and both the write-down of these assets and the results of operations for these businesses are included in discontinued operations (see note 10). The value of the intangible assets of the operations to be liquidated were also evaluated and the Company determined that estimated future undiscounted cash flows expected to result from the use and eventual disposition of the assets were below the carrying value of the assets. The Company adjusted the carrying value of these assets to their estimated fair value of $0, resulting in a noncash impairment loss of approximately $1.7 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 10% and were estimated based on actual operating results during the second quarter of 2002, projected over the anticipated period required to complete the disposal.

In addition to the divestiture of the cattle operations, the Company implemented initiatives to further reduce its cost structure and streamline its corporate operations to better position the Company to achieve profitability. As a result of this initiative, the Company further reduced its workforce by 16 personnel and accrued involuntary employee termination benefits and costs to exit unused facilities. Additional restructuring charges of approximately $345,000 were recorded in June 2002.

A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying condensed consolidated balance sheets) for the year ended December 31, 2001 and the six months ended June 30, 2002, follows:

Balance at December 31, 2000	$—

New charges
Three months ended March 31, 2001	—
Three months ended June 30, 2001	1,619,000
Cash payments
Three months ended March 31, 2001	—
Three months ended June 30, 2001	(574,000)

Balance at June 30, 2001	$1,045,000

Balance at December 31, 2001	$452,000
New charges
Three months ended March 31, 2002	58,000
Three months ended June 30, 2002	345,000
Cash payments
Three months ended March 31, 2002	(255,000)
Three months ended June 30, 2002	(112,000)

Balance at June 30, 2002	$488,000

(10)	Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests are best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations held for sale, for both the current and prior periods, to discontinued operations. The loss from discontinued operations includes revenues of $169.4 million and $283.6 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001 the revenues included in the loss from discontinued operations are $394.4 million and $563.4 million, respectively. The net loss included in loss from discontinued operations for the three months ended June 30, 2002 and 2001 are $6.3 million and $5.5 million, respectively. For the six months ended June 30, 2002 and 2001, the net loss included in loss from discontinued operations is $6.4 million and $8.0 million, respectively

In connection with the determination to divest these operations and pursuant to SFAS No. 144, the Company evaluated the market value of the long-lived assets held for sale, including intangibles of its cattle operations. The assets of the operations to be sold were transferred to assets held for sale and the Company adjusted the carrying value of the assets to their estimated fair value of $3.6 million, resulting in a noncash writedown of approximately $6.6 million. The remaining book value of the assets held for sale was reduced to $2.0 million by the sale of the Jordan and Thigpen assets, discussed below. In addition, in March 2002, the Company recorded impairment of the goodwill associated with two terminated order buying facilities in the amount of $106,000, which is included in discontinued operations.

During the three months ended June 30, 2002, the Company completed the sale of Jordan Cattle for $1.2 million and sold the tangible assets of Thigpen Livestock for $400,000 and the return of 89,585 shares of eMerge Class A Common Stock. The shares were valued at the closing market price ($0.38 per share) on the date of the sale and amounted to $34,042. These transactions resulted in a loss from disposition of discontinued operations of $1.4 million. The Company is continuing the negotiations to sell the remaining cattle operations held for sale and expects to have these transactions completed during the third quarter of 2002.

(11)	Segment Information

The Company’s reportable segments consist of cattle sales and other products and services. The cattle sales and other products and services segments are managed separately because each offers different products and expected contribution margins.

The following summarizes revenue, cost of revenue and gross profit information related to the Company’s two operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Cattle revenue	$23,887,821	$43,315,059	$55,395,234	$89,805,207
Other revenue	95,085	179,007	363,319	353,988

Total revenue	23,982,906	43,494,066	55,758,553	90,159,195

Cost of cattle revenue	23,782,836	42,807,793	54,920,899	88,455,015
Cost of other revenue	74,288	314,797	222,379	653,598

Total cost of revenue	23,803,126	43,122,590	55,143,277	89,108,613

Cattle gross profit	158,985	507,266	474,336	1,350,192
Other gross profit (loss)	20,797	(135,790)	140,940	(299,610)

Gross profit	$179,782	$371,476	$615,276	$1,050,582

The Company’s assets and other statement of operations data are not allocated to a segment.

(12)	Stock Plan

A summary of stock option transactions for the six months ended June 30, 2002, follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance outstanding, December 31, 2001	4,748,140	$3.69	8.56

Granted	1,480,625	.63

Exercised	—	—

Cancelled	(710,627)	3.31

Balance outstanding June 30, 2002	5,518,318	$2.92	8.12

For the six months ended June 30, 2002 and 2001, the Company recognized approximately $0 and $318,000, respectively, of unearned compensation expense resulting from the accelerated vesting of stock options. Stock compensation expense for the three months ended June 30, 2001 of approximately $226,000 and $92,000 is included in impairment, restructuring and related charges and selling, general and administrative expenses, respectively, within the condensed consolidated statements of operations.

(13)	Subsequent Events

Effective July 1, 2002, the Company completed the sale of the assets of Eastern Livestock for $600,000, to be paid in three equal installments of $200,000 due on September 9, 2002, August 9, 2003 and August 9, 2004 and the return of 1,000,000 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.19) on the date of sale and amounted to $189,000. These assets are included in the accompanying balance sheet at $747,000 as of June 30, 2002.

On August 12, 2002, the Company completed the sale of Blue Grass Stockyards for $700,000. These assets are included in the accompanying balance sheet at $695,000 as of June 30, 2002.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this report.

            During the quarter, we announced that we were divesting our cattle operations and plan to either sell or dispose of these operations. Accordingly, operating results from continuing operations for all periods presented exclude the cattle operations that are held for sale and are classified as discontinued operations in the accompanying financial statements. The remaining cattle operations, which are in the process of being disposed, are considered held and used and are included in the operating results from continuing operations for all periods presented.

Results of Operations

Three months ended June 30, 2002 and June 30, 2001

Revenue

            Revenue decreased to $24.0 million for the quarter ended June 30, 2002 from $43.5 million for the quarter ended June 30, 2001. Revenue from cattle sales decreased to $23.9 million for the quarter ended June 30, 2002 from $43.3 million for the quarter ended June 30, 2001. This decrease reflects a lower volume of cattle sales transactions brought about primarily by a decrease in feeder cattle available for sale. During the quarter ended June 30, 2002, we sold approximately 50,000 head of cattle in continuing operations, versus 89,000 head sold in the comparable prior year period. Revenue from other products and services decreased by 47% to $95,000 for the quarter ended June 30, 2002 from $179,000 for the quarter ended June 30, 2001. This decrease is due primarily to discontinuation of on-line product and service offerings such as Interactive Manager and our on-line storefront in the second quarter of 2001.

Cost of Revenue

            Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are primarily associated with supporting our information management and individual-animal tracking products and services. Cost of revenue attributed to cattle sales decreased to $23.7 million for the quarter ended June 30, 2002 from $42.8 million for the quarter ended June 30, 2001, corresponding with the decreased cattle sales activity. Cost of revenue attributed to other products and services decreased by 76% to $74,000 for the quarter ended June 30, 2002 from $315,000 for the quarter ended June 30, 2001. This decrease is due primarily to discontinuation of on-line product and service offerings such as Interactive Manager and our on-line storefront in the second quarter of 2001, which contributed costs of approximately $241,000 in the three months ended June 30, 2001.

            We generated a gross profit of $180,000 and $371,000 for the quarters ended June 30, 2002 and 2001, respectively. The decrease in gross profit is due primarily to the decrease in cattle revenue and a comparable decrease in cost of goods, principally direct cost to acquire cattle.

Selling, General and Administrative Expenses

            Our selling, general and administrative expenses consist primarily of salaries and related benefit costs, insurance program charges, material and supply purchases, professional service fees, telephone, travel, consulting and advertising and media expenses. Selling, general and administrative expenses decreased 25% to $3.5 million for the quarter ended June 30, 2002 from $4.7 million for the quarter ended June 30, 2001. The decrease in selling, general and administrative expenses was primarily associated with the impacts of cost saving initiatives that began during the second quarter of 2001 and continued into 2002, which included several workforce reductions. This cost savings was partially offset by a provision against uncollectible receivables/cattle deposits of approximately $863,000 recorded in the quarter ended June 30, 2002. We anticipate selling, general and administrative expenses to continue to decline in the foreseeable future as the impacts of these cost saving initiatives become fully realized and our divestiture activity is completed.

Technology and Development

            Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, maintenance charges and project material costs. Our expenses decreased by 33% to $804,000 for the quarter ended June 30, 2002 from $1.2 million for the quarter ended June 30, 2001. The decrease was primarily associated with the impacts of cost saving initiatives begun during the second quarter of 2001, which included workforce reductions. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, which is essentially complete. The primary focus of our development team is our meat inspection system, VerifEYE. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will continue to decline in the remainder of 2002.

Impairment, Restructuring and Related Charges

            In April 2002, we began the process of selling or disposing of our cattle operations. The operations we are selling have been evaluated to determine the fair value of the assets held for sale. Both the adjustment to fair value and the results of operations for these cattle operations have been recorded in discontinued operations. The operations we are disposing were also evaluated to determine the fair value of the assets and we recorded impairment of the associated goodwill in the amount of $1.7 million. The remaining $345,000 consists of severance and related outplacement benefits for the 16 employees who were terminated during the second quarter of 2002 and costs to exit a lease.

Depreciation and Amortization

            Depreciation and amortization expense decreased 28% to $1.0 million for the quarter ended June 30, 2002 from $1.4 million for the quarter ended June 30, 2001. The decrease is primarily due to the adoption of SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill amortization charges of $286,000 are included in the three months ended June 30, 2001 compared to $0 in the three months ended June 30, 2002. If we had not adopted SFAS No. 142 we would have recorded $200,000 in amortization expense for the current quarter. The decrease between actual depreciation and amortization for the period ended June 30, 2001 and the expense that would have been recorded for the period ended June 30, 2002 without SFAS No. 142 is due to the impairment of tangible and intangible assets recorded during 2001.

Other Income and Expense

            Interest and other income, net increased to $78,000 for the quarter ended June 30, 2002 from $8,000 for the quarter ended June 30, 2001. This increase was primarily due to miscellaneous income received for the sale of infrared technologies and products.

            Interest expense increased to $118,000 for the quarter ended June 30, 2002 from $0 for the quarter ended June 30, 2001 as a result of increased borrowings under the LOC, which was terminated on May 1, 2002.

            Due to the losses incurred, we did not recognize income tax expense for the quarter ended June 30, 2002 or the quarter ended June 30, 2001.

Discontinued Operations

            During the quarter ended June 30, 2002, we sold Jordon Cattle Auction that was acquired in June 2000 for $1.2 million and approximately $800,000 of working capital was returned. We also sold the tangible assets of RPT Land and Cattle Company acquired in September 2000 for $400,000 plus the return of 89,585 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.38 per share) on the date of sale and amounted to $34,042. In addition, the Company is in negotiations to sell assets acquired from Eastern Livestock, Inc. in May 2000, Ed Edens Farms in July 2000, LeMaster Livestock, Inc. in August 2000, Mountain Plains Video Auction in August 2000, J&L Livestock Company in December 2000, Blue Grass Stockyards in January 2001 and Pennell Cattle Company in January 2001. The Company expects to complete these negotiations in the third quarter. The assets held for sale include only property and equipment. All associated goodwill was reduced to zero. There are no liabilities in the disposal group. The impairment loss, revenue and pretax profit (loss) related to assets held for sale amounted to:

Three months ended

	June 30, 2002	June 30, 2001

Impairment loss	$6.6 million	$2.4 million

Revenue	$169.4 million	$283.6 million

Pretax loss	$6.3 million	$5.5 million

            Included in the pretax loss for the three months ended June 30, 2002 is a provision for bad debts of $443,000 and a provision for obsolete inventory of $144,000.

            All assets held for sale are components of the cattle segment.

            In addition to the assets held for sale, the Company plans to close the two remaining components of the cattle segment - Runnells Peters Cattle Company acquired in January 2001 and the Austin facility. These facilities do not meet the criteria of held for sale and, accordingly, will be classified as held and used until the date of disposal. At that time, the results of operations will be classified as discontinued operations. The Company expects to close these facilities in the third quarter. The impairment loss is included in continuing operations and amounted to $1.7 million for the three months ended June 30, 2002.

Extraordinary Item

            On May 1, 2002, we terminated our $30 million revolving line of credit agreement from CIT and agreed to pay a termination fee of $425,000. As a result of the termination, we recorded a loss of $1.8 million in the second quarter of 2002 related to the write-off of unamortized financing costs and the termination fee.

Six months ended June 30, 2002 and June 30, 2001

Revenue

            Revenue decreased to $55.8 million for the six months ended June 30, 2002 from $90.2 million for the six months ended June 30, 2001. Revenue from cattle sales decreased to $55.4 million for the six months ended June 30, 2002 from $89.8 million for the six months ended June 30, 2001. This decrease reflects a lower volume of cattle sales transactions brought about primarily by a decrease in feeder cattle available for sale. During the six months ended June 30, 2002, we sold approximately 131,000 head of cattle in continuing operations, versus 196,000 head sold in the comparable prior year period. Revenue from other products and services increased by 3% to $363,000 for the six months ended June 30, 2002 from $354,000 for the six months ended June 30, 2001. This increase is due primarily to an increase in CattleLogTM and related revenues in the six months ended June 30, 2002, which is partially offset by a decrease in revenues related to the discontinuation of on-line product and service offerings such as Interactive Manager and our on-line storefront in the second quarter of 2001.

Cost of Revenue

            Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are primarily associated with supporting our information management and individual-animal tracking products and services. Cost of revenue attributed to cattle sales decreased to $54.9 million for the six months ended June 30, 2002 from $88.5 million for the six months ended June 30, 2001, corresponding with the decreased cattle sales activity. Cost of revenue attributed to other products and services decreased by 66% to $222,000 for the six months ended June 30, 2002 from $654,000 for the six months ended June 30, 2001. This decrease is due primarily to the discontinuation of on-line product and service offerings such as Interactive Manager and our on-line storefront in the second quarter of 2001, which contributed costs of approximately $526,000 in the six months ended June 30, 2001.

            We generated a gross profit of $615,000 and $1.1 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in gross profit is due primarily to the decrease in cattle revenue and a comparable decrease in cost of goods, principally direct cost to acquire cattle.

Selling, General and Administrative Expenses

            Our selling, general and administrative expenses consist primarily of salaries and related benefit costs, insurance program charges, material and supply purchases, professional service fees, telephone, travel, consulting and advertising and media expenses. Selling, general and administrative expenses decreased 40% to $6.0 million for the six months ended June 30, 2002 from $9.9 million for the six months ended June 30, 2001. The decrease in selling, general and administrative expenses was primarily associated with the impacts of cost saving initiatives that began during the second quarter of 2001 and continued into 2002, which included several workforce reductions. This cost savings was partially offset by a provision against uncollectible receivables/cattle deposits of approximately $863,000 taken in the quarter ended June 30, 2002. We anticipate selling, general and administrative expenses to continue to decline in the foreseeable future as the impacts of these cost saving initiatives become fully realized and our divestiture activity is completed.

Technology and Development

            Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, maintenance charges and project material costs. Our expenses decreased by 47% to $1.4 million for the six months ended June 30, 2002 from $2.6 million for the six months ended June 30, 2001. The decrease was primarily associated with the impacts of cost saving initiatives begun during the second quarter of 2001, which included workforce reductions. In addition, approximately $201,000 of involuntary termination costs and related charges were incurred in the three months ended March 31, 2001 and included in technology and development expenses. These charges, primarily related to employee severance and related benefit costs, were associated with a realignment of our corporate operations in connection with our decision to discontinue support of Nutricharge and infrared imaging products. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, which is essentially complete. The primary focus of our development team is our meat inspection system, VerifEYE. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will continue to decline in the remainder of 2002.

Impairment, Restructuring and Related Charges

            In April 2002, we began the process of selling or disposing of our cattle operations. The operations we are selling have been evaluated to determine the fair value of the assets held for sale. Both the adjustment to fair value and the results of operations for these cattle operations have been recorded in discontinued operations. The operations we are disposing were also evaluated to determine the fair value of the assets and we recorded impairment of the associated goodwill in the amount of $1.8 million. The remaining $403,000 consists of severance and related outplacements benefits for the 16 employees who were terminated during the second quarter of 2002 and costs to exit a lease.

Depreciation and Amortization

            Depreciation and amortization expense decreased 28% to $2.0 million for the six months ended June 30, 2002 from $3.0 million for the six months ended June 30, 2001. The decrease is primarily due to the adoption of SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill amortization charges of $643,000 are included in the six months ended June 30, 2001 compared to $0 in the six months ended June 30, 2002. If we had not adopted SFAS 142 we would have recorded $443,000 in amortization expense for the current six months. The decrease between actual depreciation and amortization for the six month period ended June 30, 2001 and the expense that would have been recorded for the six month period ended June 30, 2002 without SFAS 142 is due to the impairment of both tangible and intangible assets recorded during 2001.

Other Income and Expense

            Interest and other income, net increased to $175,000 for the six months ended June 30, 2002 from $124,000 for the six months ended June 30, 2001. This increase was primarily due to miscellaneous income received in the three months ended June 30, 2002, for the sale of infrared technologies and products. .

            Interest expense increased to $426,000 for the six months ended June 30, 2002 from $0 for the six months ended June 30, 2001 as a result of increased borrowings under the LOC, which was terminated on May 1, 2002.

            Due to the losses incurred, we did not recognize income tax expense for the six months ended June 30, 2002 or the six months ended June 30, 2001.

Discontinued Operations

            During the quarter ended June 30, 2002, we sold Jordon Cattle Auction that was acquired in June 2000 for $1.2 million and received approximately $800,000 in returned working capital. We also sold the tangible assets of RPT Land and Cattle Company acquired in September 2000 for $400,000 plus the return of 89,585 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.38 per share) on the date of sale and amounted to $34,042. In addition, the Company is in negotiations to sell assets acquired from Eastern Livestock, Inc. in May 2000, Ed Edens Farms in July 2000, LeMaster Livestock, Inc. acquired in August 2000, Mountain Plains Video Auction acquired in August 2000, J&L Livestock Company acquired in December 2000, Blue Grass Stockyards acquired in January 2001 and Pennell Cattle Company acquired in January 2001. The Company expects to complete these negotiations in the third quarter. The assets held for sale include only property and equipment. All associated goodwill was reduced to zero. There are no liabilities in the disposal group. The impairment loss, revenue and pretax loss related to assets held for sale amounted to:

Six months ended

	June 30, 2002	June 30, 2001

Impairment loss	$6.7 million	$2.7 million

Revenue	$394.4 million	$563.4 million

Pretax loss	$6.4 million	$8.0 million

            Included in the pretax loss for the six months ended June 30, 2002 is a provision for bad debt of $443,000 and a provision for obsolete inventory of $144,000.

            All assets held for sale are components of the cattle segment.

            In addition to the assets held for sale, the Company plans to close the two remaining components of the cattle segment - Runnells Peters Cattle Company acquired in January 2001 and the Austin facility. These facilities do not meet the criteria of held for sale and, accordingly, will be classified as held and used until the date of disposal. At that time, the results of operations will be classified as discontinued operations. The Company expects to close these facilities in the third quarter. The impairment loss is included in continuing operations and amounted to $1.8 million for the six months ended June 30, 2002.

Extraordinary Items

            On May 1, 2002, we terminated our $30 million revolving line of credit agreement from CIT and agreed to pay a termination fee of $425,000. As a result of the termination, we recorded a loss of $1.8 million in the second quarter of 2002 related to the write-off of unamortized financing costs and the termination fee.

            On January 1, 2001, we adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and recorded a charge to operations of $232,688, which is included as a cumulative effect of a change in accounting principle in the condensed consolidated financial statements.

Liquidity and Capital Resources

            As of June 30, 2002, our principle sources of liquidity are existing cash balances and working capital and borrowings available from lessee/operators’ lines of credit used to support the activities under the lease and operating agreements. We expect that our existing cash balances, working capital and divestiture activities will meet our cash flow needs for the foreseeable future. However, if we are unable to complete the divestitures and receive the expected return of working capital, we may need to seek additional sources of liquidity.

            Non-current restricted cash consists of cash invested in certificates of deposit with maturities of 180 days or less. These certificates of deposit are necessary to support our bond requirement with the U.S. Department of Agriculture Grain Inspection, Packers and Stockyards Administration to buy and sell cattle in the U.S. public market. The leased operations are required to post their own bonds. As we continue to complete the cattle operations divestitures we expect our bond requirement to be significantly reduced during the third quarter of 2002, thus increasing our owned unrestricted cash balance.

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

            As of June 30, 2002, we had cash and cash equivalents totaling $9.4 million compared to $18.7 million at December 31, 2001. As of June 30, 2002, $3.3 million of our cash and cash equivalents were held by our leased facilities compared to $9.8 million as of December 31, 2001 and are classified as restricted. Our working capital balance as of June 30, 2002 was $9.3 million compared to $17.9 million as of December 31, 2001.

            From August 2001 to May 2002, the Company had a $30 million LOC from CIT. As of May 1, 2002, we terminated the LOC and agreed to pay a termination fee of $425,000. In addition, the $9.0 million in irrevocable letters of credit have been released by CIT as of May 1, 2002 and the unissued stock purchase warrants will not be issued. As a result of the termination, we recorded a loss of $1.8 million in the second quarter of 2002 related to the write-off of unamortized financing costs and the termination fee.

            We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the six months ended June 30, 2002, net cash used in operating activities was $13.6 million and primarily consisted of net operating losses, increases in trade accounts receivable, inventories and cattle deposits and decrease in accounts payable and accrued liabilities. Of the $13.6 million net cash used in operating activities, $3.0 million was used by our owned operations and $10.6 million was used by the leased operations. The decrease in working capital requirements corresponded with a decrease in cattle sales activity and a reduction in the net operating loss.

            Net cash used in investing activities was $424,000 for the six months ended June 30, 2002. Our investing activities include additional acquisition costs paid in compliance with earn-out agreements in the asset purchase agreements executed in January 2001 for Runnells-Peters Stockyards, and Pennell Order Buying for a combined cash payment of $688,000. In addition, we had capital expenditures of $494,000. These payments were offset by $1.6 million provided by the sale of assets associated with the divestiture of two of our cattle operations in the second quarter. All of the cash used in investing activities was used by the owned operations.

            Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2002. Of the $3.9 million of net cash provided by financing activities, $4.9 million was provided by the leased operations, principally due to net borrowings on the lines of credit held by these leased operations. In addition, one of the divested cattle operations was a leased operation and a distribution of the $501,000 minority interest was made in completing the divestiture. The owned operations used $213,000 to repay capital lease obligations.

            Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, reduce our net cash outflow and manage the working capital required by seasonal fluctuations in cattle sales, which should have significantly less impact going forward as we complete the divestiture of the cattle operations.

Cattle Order Buying Lease and Operating Agreements

            During the fourth quarter of 2001, we finalized lease and operating agreements with three of our largest order buying businesses. Beginning with the effective date of each agreement, the cattle brokerage operations formerly conducted in wholly-owned facilities are conducted in entities owned solely by employees of eMerge. The lease and operating agreements are generally for a one year term, renewable, and provide for us to receive 70% of the net profits or losses (as defined in the agreements) and have certain control over operating activities while the lessee/operators are responsible for obtaining lines of credit for working capital purposes and are responsible for the day-to-day operations of the facilities, including payroll and operating expenses. Effective May 31, 2002, we divested one of these facilities and plan to divest the two remaining facilities during the third quarter of 2002 of which one has been completed as of this filing date.

Other Matters

            We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts. We do engage in a limited number of cattle futures contracts. As of June 30, 2002, we held $43,000 in open cattle future positions. We also engage in both cattle purchase and sale transactions with certain related parties, primarily entities related to or owned by acquired companies. These sales are made on the same credit terms as our other customers and suppliers. We generally purchase from or sell to related parties in order to satisfy sales commitments or balance our inventory position. Purchase and sales prices are negotiated based on current market conditions in the cattle industry.

            Our stock price has been trading below $1 since February 1, 2002 and we are currently not in compliance with the NASDAQ'S listing requirements. We have moved from the NASDAQ National Market to the NASDAQ SmallCap Market, which extends our bid price grace period until March 23, 2003, if we are in compliance with certain listing criteria. This move to the SmallCap market has extended the bid price grace period and provides us with more flexibility and additional time to regain compliance and to execute our plan while being able to maintain NASDAQ listing status.

            An important point to make is that this transition does not impact the method in which our securities are bought and sold. Stock information is available through Yahoo, NASDAQ Online, etc. end the NASDAQ SmallCap listing in the newspaper.

Critical Accounting Policies

Our critical accounting Policies are as follows;

•	revenue recognition;
•	consolidation of lease and operating agreement; and
•	impairment. Of long lived assets.

Revenue Recognition

            We generate the majority of our revenue is from cattle soles transactions where we act as either a principal or agent in the purchase and sale of cattle. For cattle soles transactions where we are the principal in the arrangement, we purchase cattle and take title from the seller, record the cattle as inventory until delivered to an accepted buyer and we are exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, we record the gross revenue earned and related product costs incurred. For cattle sales transactions in which we act as an agent, we sell cattle consigned to US on a commission basis, where we are not subject to inventory and credit risk, or we sell cattle on a fee basis and we record the net revenue earned. For all other products and services offered by us, we act as a principal to the transaction and gross revenue and related product cost arc recognized as products are shipped or services are provided.

            In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101B, in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements " ("SAB 101 B"), in June 2000. In October 2000, the SEC issued a Frequently Asked Questions and Answers document to provide additional guidance. These documents summarize certain views of the SEC regarding applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has provided this guidance due, in part to the large number of revenue recognition issues that registrants encounter. We believe that our current revenue recognition policies comply with SAB 101.

Principles of Consolidation

            The consolidated financial statements include the financial statements of eMerge Interactive, Inc and its wholly owned subsidiaries. The consolidation also includes all activities with related entities, notwithstanding the lack of technical majority ownership, which is necessary to present fairly the financial position and results of operations of the Company, because of the existence of a parent-subsidiary relationship by means other than record ownership of voting stock. Specifically, the activities conducted by related party entities related to the lease and operating agreements are consolidated even thought we don't have a 51% voting control (technical majority ownership). Rather we have consolidated these activities due to the parent subsidiary relationship created by the lease and operating agreements. Minority interest reflects the lessee/operators' equity interest in the activities under the lease and operating agreements consolidated in the financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Impairment of Long-lived Assets

            We account for long lived assets in accordance with the provisions of Statement of Financial Accounting Standard No. 144, "Accounting For the Impairment or Disposal of Long-lived Assets" (SFAS No. 144), which we adopted as of January 1, 2002. This statement addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes Statement of Financial Accounting Standard No. 121, "Accounting for the impairment of Long-Lived Assets and for Assets to be Disposed Of" (SFAS No. 121), but retains the fundamental provision of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

            Under SFAS No. 144, long-lived assets to be disposed of by sale are classified as held for sale when six specific criteria are met. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Goodwill is included in an asset group when the asset group is or includes a reporting unit. The results of operations of a component of an entity that has either been disposed of or is classified as held for sale is reported in discontinued operations when the operations and cash flows of the component have been or will be eliminated form the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity comprises operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes from the rest of an entity. In the period in which a component of an entity has been disposed of or is classified as held for sale, the income statement for current and prior periods report the results of operations of the component, including any gain or loss resulting from adjustments to fair value, in discontinued operations.

            Assets not meeting the criteria of held for sale continue to be classified as held and used until they are disposed of. Impairment losses for assets held and used are measured as the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value and are included in continuing operations.

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

            In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our December 2001 Form 10-k and should be considered while evaluating our business, financial condition, results of operations and prospects.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio and debt structure. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of June 30, 2002, our investments consisted of $104,000 in cash equivalents with maturities of less than three months and $1.5 million in certificates of deposit with a maturity of less than six months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

            The interest rate on our debt floats based on an index rate. Accordingly, increases or decreases in the index rate would increase or decrease our interest expense. A 10% increase or decrease in interest rates would have increased or decreased our interest expense approximately $32,000 for the three months ended June 30, 2002.

            In the ordinary course of business, we enter into purchase and sale contracts for cattle that require delivery at a future date. We also enter into a limited number of cattle futures transactions. The contract lives are generally less than six months. As of June 30, 2002, there was $43,000 in open positions.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

            There have been no material developments in the legal proceedings previously reported.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            We held our Annual Meeting of Stockholders on May 23, 2002. At the meeting, the shareholders voted in favor of the following items listed in our Proxy Statement dated April 18, 2002:

I.   Election of Nine Directors

  The number of votes cast for or withheld with respect to the election of each of the directors is set forth below:

	For	Withheld

Thomas L. Tippens	42,731,739	108,251
David C. Warren	39,939,574	2,900,416
John W. Poduska, Sr. Ph.D.	39,837,570	3,002,420
Douglas A. Alexander	42,755,163	84,827
Christopher J. Davis	42,761,464	78,526
Robert E. Drury	42,761,038	78,952
John C. Foltz	42,762,602	77,388
Robert S. Adams	42,755,608	84,382
Richard G. White	42,759,798	80,192

            There were no broker non-votes with respect to the election of directors.

II.   Approve Amendment to the Amended and Restated 1999 Equity Compensation Plan

The shareholders voted to approve an amendment to the Company’s 1999 Amended and Restated Equity Compensation Plan to increase the total number of shares which may be granted over the life of the plan by 2,000,000 to a maximum of 6,000,000. 34,052,941 votes were cast for the amendment, 600,660 votes were cast against the amendment and 31,918 shares abstained from voting.

These items were the only matters voted upon at the Annual Meeting.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number	Description	Reference

10.54	Jordan Cattle Auction Sale agreement	*

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

______________

*	Filed herewith.

(a)   Reports on Form 8-K

  There were no reports filed on Form 8-K for the quarter ended June 30, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eMERGE INTERACTIVE. INC.
Dated: August 14, 2002	By:	/s/ David C. Warren

David C. Warren President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Juris Pagrabs

Juris Pagrabs Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)