Form 10-Q
period 2002-09-30
EMERGE INTERACTIVE INC
filed 2002-11-13
CIK 1092605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

OR

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-29037

eMerge Interactive, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0534535 (I.R.S. Employer Identification No.)

10305 102nd Terrace Sebastian, Florida 32958
(Address of principal executive offices)

(772) 581-9700
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

The number of shares of the registrant’s common stock, $0.008 par value, outstanding as of November 8, 2002, was 38,729,068. There were 33,034,623 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT
(For Three Months Ended September 30, 2002)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eMerge Interactive, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$4,630,085	$8,934,348
Restricted cash (note 3)	1,150,000	9,801,814
Trade accounts receivable, less allowance for doubtful accounts of $575,558 in 2002 and $382,512 in 2001 (including receivables from related parties of approximately $0 in 2002 and $735,000 in 2001) (note 5)	371,211	12,775,126
Inventories (note 4)	88,097	6,873,315
Cattle deposits	734,958	2,082,567
Prepaid expenses	367,066	2,189,794
Other current assets	1,370	182,175
Due from related parties (note 5)	3,897,524	121,004
Assets held for sale	108,931	—

Total current assets	11,349,242	42,960,143

Property, plant and equipment, net of accumulated depreciation of $5,853,127 in 2002 and $5,409,117 in 2001	6,103,750	15,207,829
Investment in Turnkey Computer Systems, Inc. (note 6)	321,554	2,716,424
Intangibles, net of accumulated amortization of $839,664 in 2002 and $6,309,028 in 2001 (note 6)	748,127	6,308,659
Restricted cash (note 3)	—	1,505,000

Total assets	$18,522,673	$68,698,055

See accompanying notes to condensed consolidated financial statements.

	September 30, 2002	December 31, 2001

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$311,821	$366,542
Lines of credit (note 7)	—	9,658,062
Accounts payable (including payables to related parties of approximately $0 in 2002 and $3,800,000 in 2001) (note 5)	489,327	12,041,661
Accrued liabilities:
Salaries and benefits	465,505	1,336,415
Other	953,782	1,228,196
Advance payments from customers	134,820	392,566
Due to related parties (note 5)	—	10,641

Total current liabilities	2,355,255	25,034,083

Capital lease obligation, excluding current installments	277,083	537,054

Total liabilities	2,632,338	25,571,137

Minority interest	—	549,309

Stockholders’ equity (notes 8 and 12)
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, 34,278,478 shares issued and 33,034,623 shares outstanding in 2002 and 33,939,725 shares issued and outstanding in 2001	274,227	271,517
Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and outstanding in 2002 and 2001	45,556	45,556
Additional paid-in capital	200,699,936	200,231,953
Accumulated deficit	(184,701,074)	(157,928,313)
Unearned compensation	(274)	(43,104)
Treasury stock, 1,243,855 Class A common shares in 2002 and 0 Class A common shares in 2001, at cost (note 10)	(428,036)	—

Total stockholders’ equity	15,890,335	42,577,609

Total liabilities and stockholders’ equity	$18,522,673	$68,698,055

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Revenue (including sales to related parties of approximately $190,000 in 2002 and $858,000 in 2001) (note 5)	$764,733	$6,250,906

Cost of revenue (including purchases from related parties of approximately $0 in 2002 and $391,000 in 2001) (note 5)	670,072	6,113,406

Gross profit	94,661	137,500

Operating expenses:
Selling, general and administrative	1,445,062	2,550,235
Technology and development	823,847	933,335
Depreciation and amortization of intangibles	946,816	1,005,849
Impairment, restructuring and related charges (note 9)	856,443	523,732

Total operating expenses	4,072,168	5,013,151

Operating loss	(3,977,507)	(4,875,651)

Interest and other income, net	1,344,299	9,184
Interest expense	(9,454)	(159,618)
Gain on disposal of assets	13,732	––
Equity in operations of unconsolidated investee	21,554	(77,137)
Impairment of investment in unconsolidated investee (note 6)	(2,398,935)	––

Loss from continuing operations before income taxes	(5,006,311)	(5,103,222)
Income tax expense (benefit)	––	––

Loss from continuing operations	(5,006,311)	(5,103,222)

Discontinued operations: (note 10)
Loss from discontinued operations, net of income taxes of $0 in 2002 and 2001 (note 5 and 9)	(869,045)	(42,147,241)
Gain on disposition of discontinued operations, net of income taxes of $0 in 2002	143,442	––

Net loss	$(5,731,914)	$(47,250,463)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.13)	$(0.14)
Loss from discontinued operations	(0.02)	(1.18)

Net loss per common share – basic and diluted	$(0.15)	$(1.32)

Weighted average number of common shares outstanding - basic and diluted	39,236,131	35,761,243

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Revenue (including sales to related parties of approximately $2,931,000 in 2002 and $2,155,000 in 2001) (note 5)	$13,348,557	$26,532,951

Cost of revenue (including purchases from related parties of approximately $418,000 in 2002 and $391,000 in 2001) (note 5)	13,015,624	26,261,591

Gross profit	332,933	271,360

Operating expenses:
Selling, general and administrative	6,425,008	11,008,086
Technology and development	2,214,281	3,566,932
Depreciation and amortization of intangibles	2,982,090	3,901,339
Impairment, restructuring and related charges (note 9)	2,954,246	12,309,786

Total operating expenses	14,575,625	30,786,142

Operating loss	(14,242,692)	(30,514,782)

Interest and other income, net	1,517,625	171,568
Interest expense	(435,814)	(161,326)
Loss on disposal of assets	(41,577)	––
Equity in operations of unconsolidated investee	4,066	(174,714)
Impairment of investment in unconsolidated investee (note 6)	(2,398,935)	––

Loss from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change	(15,597,327)	(30,679,254)
Income tax expense (benefit)	––	––

Loss from continuing operations before extraordinary item and cumulative effect of accounting change	(15,597,327)	(30,679,254)

Discontinued operations: (note 10)
Loss from discontinued operations, net of income taxes of $0 in 2002 and 2001 (note 5 and 9)	(8,067,489)	(50,792,215)
Loss on disposition of discontinued operations, net of income taxes of $0 in 2002	(1,294,398)	––

Loss before extraordinary item and cumulative effect of accounting change	(24,959,214)	(81,471,469)

Extraordinary item – loss on early extinguishment of debt (note 7)	(1,813,547)	––
Cumulative effect of a change in accounting principle	––	(232,688)

Net loss	$(26,772,761)	$(81,704,157)

	Nine Months Ended September 30,

	2002	2001

Basic and diluted earnings (loss) per share:
Loss from continuing operations before extraordinary item and cumulative effect of accounting change	$(0.39)	$(0.86)
Loss from discontinued operations	(0.24)	(1.43)
Extraordinary item – loss on early extinguishment of debt	(0.05)	––
Cumulative effect of a change in accounting principle	––	(0.01)

Net loss per common share – basic and diluted	$(0.68)	$(2.30)

Weighted average number of common shares outstanding – basic and diluted	39,637,767	35,578,598

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(26,772,761)	$(81,704,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	––	232,688
Write-off of deferred debt issue costs	1,358,126	––
Depreciation and amortization	3,089,082	13,737,081
Loss on disposal of assets	52,138	––
Impairment of assets held and used	2,679,082	12,421,627
Impairment of assets held for sale	6,958,107	39,362,583
Equity in operations of unconsolidated investee	(4,066)	(29,712)
Impairment of investment in unconsolidated investee	2,398,936	––
Noncash compensation	––	301,156
Amortization of unearned compensation	13,523	21,161
Change in fair value of financial instruments	(64,238)	(551,735)
Minority interest	(136,447)	––
Changes in operating assets and liabilities:
Trade accounts receivable, net	12,403,915	(8,474,486)
Inventories	6,785,218	(328,784)
Cattle deposits	1,347,609	(1,485,161)
Prepaid expenses and other assets	709,645	(285,093)
Restricted cash	355,000	(478,131)
Due from/to related parties, net	(3,413,955)	(268,299)
Accounts payable and accrued liabilities	(12,727,709)	1,324,300
Advance payments from customers	(257,746)	17,940

Net cash used in operating activities	(5,226,541)	(26,187,022)

Cash flows from investing activities:
Business combinations, net of cash acquired	(687,500)	(9,311,770)
Purchase of property, plant and equipment	(536,469)	(6,457,639)
Proceeds from sale of property, plant and equipment	6,499	––
Proceeds from sale of assets held for sale	2,723,550	––

Net cash provided (used) by investing activities	1,506,080	(15,769,409)

Cash flows from financing activities:
Payments on capital lease obligations	(314,692)	(198,086)
Net borrowings (payments) on lines of credit	(9,658,062)	14,573,870
Proceeds from minority interest	100,000	––
Distribution to minority interest	(512,862)
Net proceeds from issuance of common stock	––	2,995,859

Net cash provided (used) by financing activities	(10,385,616)	17,371,643

Net change in cash	(14,106,077)	(24,584,788)

Cash and cash equivalents, beginning of period	18,736,162	42,811,572

Cash and cash equivalents, end of period	$4,630,085	$18,226,784

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Supplemental disclosures:
Cash paid for interest	$568,449	$141,813
Non-cash investing and financing activities:
Accrued liability for Class A common stock to be issued in connection with business combination	30,051	––
Issuance of Class A common stock in connection with business combinations	500,000	687,500
Receipt of Class A common stock in connection with business divestiture	(428,036)	––
Reclass of property, plant and equipment to assets held for sale	5,398,044	––
Reclass of intangible assets to assets held for sale	4,911,632	––
Acquisition of equipment through capital lease obligations	––	864,015
Issuance of warrants for debt issue costs	––	914,376

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

The Company operates entirely within the cattle marketplace. However, the gross margins associated with cattle sales differ from the rest of the Company’s cattle-related product offerings. Accordingly, the Company’s reportable segments consist of cattle sales and other products and services.

         (b)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, “Goodwill and Other Intangible Assets” (see Note 6 of Notes to Condensed Consolidated Financial Statements) and “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2002, and the results of operations for the three and nine-month periods ending September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

          (c)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the activities conducted under the lease and operating agreements. The Company believes that consolidation of these activities, notwithstanding lack of technical majority ownership, is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means of the lessee/operator remaining an employee of the Company, the Company’s majority share of the profits or losses derived from the activities, certain Company control terms of the lease and operating agreements and the relatively short-term nature of the agreements which are terminable by either party. The lessee/operators’ interest in the activities conducted under the lease and operating agreements is included in Discontinued Operations. As of September 30, 2002, all lease and operating agreements are no longer effective and the related assets have been sold. Accordingly, the activities conducted by these businesses are no longer consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s investment in Turnkey Computer Systems, Inc. (“Turnkey”), a private corporation, is accounted for by the equity method. Accordingly, the Company’s share of Turnkey’s earnings or losses is reflected in the caption “equity in operations of unconsolidated investee” in the consolidated statements of operations. The Company’s carrying value of Turnkey includes the unamortized excess of the cost of the Company’s interest in Turnkey over its equity in the underlying net assets determined at the dates of acquisition. This excess has been amortized on a straight-line basis over 10 years and the related amortization is included in “equity in operations of unconsolidated investee” in the consolidated statements of operations through December 31, 2001. Upon adoption of SFAS No. 142, the Company ceased amortization of the goodwill and during the three months ended September 30, 2002 completed a review for impairment in accordance with APB Opinion No. 18. Based on this review, the Company recognized a of $2.4 million impairment charge as management believes there is a loss in value of the investment that is other than a temporary decline.

         (d)      Revenue Recognition

The Company generates revenue from cattle sales transactions where it acts as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where the Company is the principal in the arrangement, the Company purchases cattle from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For cattle sales transactions in which the Company acts as an agent, the Company sells cattle consigned to it on a commission basis, where it is not subject to inventory and credit risk, or the Company sells cattle on a fee basis and records the net revenue earned. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

         (e)      Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), as of January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.

Under SFAS No. 144, long-lived assets to be disposed of by sale are classified as held for sale when six specific criteria are met. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Goodwill is included in an asset group when the asset group is or includes a reporting unit. The results of operations of a component of an entity that has either been disposed of or is classified as held for sale is reported in discontinued operations when the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity comprises operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes from the rest of an entity. In the period in which a component of an entity has been disposed of or is classified as held for sale, the income statement for current and prior periods report the results of operations of the component, including any gain or loss resulting from adjustments to fair value, in discontinued operations.

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

Statement of Financial Accounting Standards No. 145 “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145), was issued in April 2002. SFAS No. 145 is applicable for years beginning after May 15, 2002 with respect to early extinguishment of debt and for financial statements issued after May 15, 2002 for other provisions. Early application is encouraged. Based on the Company’s current situation, only the recission of SFAS No. 4 is currently expected to impact the Company. Upon adoption, the Company will be required to reclassify the $1.8 million extraordinary item related to early extinguishment of debt recorded during the quarter ended June 30, 2002 to continuing operations. The Company has not yet determined the date it will adopt SFAS No. 145.

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

(2)      Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $184.7 million as of September 30, 2002. For the nine months ended September 30, 2002, the Company incurred a net loss of approximately $26.8 million and negative cash flows from operations of $5.2 million. Management expects operating losses and negative cash flows to continue throughout 2002. During the second quarter of 2002, the Company determined that the Company’s long term goals and interests are best served by divesting all the remaining owned cattle operations, as well as the leased cattle operations, through sale or liquidation. This action is expected to free up working capital and generate proceeds from sales. The Company expects that cash balances and cash flows generated from all activities will meet its anticipated cash requirements during 2002. In addition, the Company plans to increase its revenue related to non-cattle sales, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future.

(3)      Restricted Cash

Current restricted cash as of September 30, 2002 consists of cash invested in certificates of deposit with maturities of 180 days or less. These certificates of deposit are necessary to support the Company’s bond requirement with the U.S. Department of Agriculture Grain Inspection, Packers and Stockyards Administration to buy and sell cattle in the U.S. public market. These balances were non-current restricted cash as of December 31, 2001. These balances are considered current as of September 30, 2002 due to the divestiture of the cattle businesses and the resulting reduction in the Company’s bond requirement. As of October 25, 2002, the Company received $870,000 due to a release of the collateral supporting the trust fund agreement associated with the cattle order buying businesses. The balance of $280,000 is expected to be released by December 31, 2002.

Current restricted cash as of December 31, 2001 is cash held by lessee/operator entities and is related to the lease and operating agreement activities. Accordingly, this cash may only be used to satisfy the cash flow requirements of these activities and is not available to the Company for other uses. As of September 30, 2002, the lease and operating agreements are no longer effective and, therefore, there is no restricted cash related to the lessee/operator entities.

(4)      Inventories

Inventories consist of:

	2002	2001

Cattle:
Owned	$82,261	$1,067,062
Leased	––	5,494,414
Other	5,836	311,839

	$88,097	$6,873,315

As of September 30, 2002, all lease and operating agreements are no longer effective and, therefore, there is no cattle inventory related to lessee/operator entities.

(5)      Related Party Transactions

As of September 30, 2002 and December 31, 2001, amounts due from related parties were $3.9 million and $121,000, respectively. These balances are due from employees and shareholders’ related businesses.

Due from related parties includes a note receivable from Eastern Livestock in the amount of $3.2 million, which bears interest at the prime rate and is to be paid per the following schedule: (a) $500,000 to be paid on or before October 8, 2002; (b) $500,000 to be paid on or before December 2, 2002 and (c) the balance of $2.2 million plus accrued interest to be paid on or before December 31, 2002. The first payment of $500,000 was received on October 8, 2002. Due from related parties also includes a receivable from Eastern Livestock in the amount of $400,000 to be paid in two equal installments on August 5, 2003 and August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern Livestock. In addition, due from related parties includes $153,000 from Eastern Livestock for the sale of cattle in September 2002. This balance was received on October 24, 2002. The remaining $145,000 included in due from related parties is due from entities other that Eastern Livestock.

As of September 30, 2002 and December 31, 2001, amounts due to related parties were $0 and $10,641, respectively.

The Company has both cattle sales and purchase transactions with Eastern Livestock, LLC, certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases are made on trade accounts with the same credit terms of the Company’s other customers and suppliers. Cattle sales to related parties amounted to $190,000 and $858,000 for the three months ended September 30, 2002 and 2001, respectively and $2.9 million and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively. Related accounts receivable amounted to $0 as of September 30, 2002 and $735,000 as of December 31, 2001. Cattle purchases from related parties amounted to $0 and $391,000 for the three months ended September 30, 2002 and 2001, respectively and $418,000 and $391,000 for the nine months ended September 30, 2002 and 2001, respectively. Related party accounts payable amounted to $0 as of September 30, 2002 and $3.8 million as of December 31, 2001.

Cattle sales to related parties included in discontinued operations amounted to $125,000 and $70.2 million for the three months ended September 30, 2002 and 2001, respectively and $59.0 million and $267.8 million for the nine months ended September 30, 2002 and 2001, respectively. Cattle purchases from related parties included in discontinued operations amounted to $0 and $20.9 million for the three months ended September 30, 2002 and 2001, respectively and $49.3 million and $77.7 million for the nine months ended September 30, 2002 and 2001, respectively.

The Company leases office facilities in Weatherford, Oklahoma from a director of the Company for $18,000 per year.

As disclosed in note 10, the Company sold assets acquired in June 2000 from W.P. Land and Livestock and assets acquired in September 2000 from RPT Cattle Company to related parties during the three months ended June 30, 2002. In addition, the Company sold assets acquired in May 2000 from Eastern Livestock, Inc., assets acquired in July 2000 from Ed Edens Farms, assets acquired in August 2000 from LeMasters Livestock and assets acquired in January 2001 from Bluegrass Stockyards to related parties in the three months ended September 30, 2002. The Company has no continuing involvement in the operations of these entities.

(6)      Intangibles

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No.142). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. As a result of this adoption, the Company ceased to amortize approximately $9.8 million of goodwill as of January 1, 2002, including the goodwill of approximately $2.4 million, related to the Company’s investment in Turnkey Computer Systems, Inc. The Company recorded approximately $99,000 and $742,000 of amortization in continuing operations and $3.2 million and $9.4 million of amortization that is included in discontinued operations during the three and nine months ended September 30, 2001, respectively. If SFAS No. 142 was not effective January 1, 2002, the Company would have recorded approximately $80,000 and $240,000 of amortization in continuing operations during the three and nine months ended September 30, 2002, respectively, and $0 and $847,000 of amortization in discontinued operations during the three and nine months ended September 30, 2002, respectively. In lieu of amortization, the Company performed an initial impairment review of goodwill as of January 1, 2002. Based upon the initial step of this review and as a result of the SFAS No. 121 impairment charges recorded during the year ended December 31, 2001, the Company determined there was no material transitional impairment charge relating to goodwill.

The following table presents the actual results of continuing operations, discontinued operations and net loss for the three and nine months periods ended September 30, 2002 and 2001, as well as the pro forma three and nine months periods ended September 30, 2001 reflecting the effect on results if SFAS No. 142 had been effective January 1, 2001:

	Three Months Ended September 30,

	Actual 2002	Actual 2001	Pro Forma 2001

Loss from continuing operations	$5.0 million	$5.1 million	$5.0 million
Loss from continuing operations per share	$0.13	$0.14	$0.14

Loss from discontinued operations	$726,000	$42.17 million	$39.05 million
Loss from discontinued operations per share	$0.02	$1.18	$1.09

Net loss	$5.7 million	$47.3 million	$44.0 million
Net loss per share	$0.15	$1.32	$1.23

	Nine Months Ended September 30,

	Actual 2002	Actual 2001	Pro Forma 2001

Loss from continuing operations	$15.6 million	$30.7 million	$29.9 million
Loss from continuing operations per share	$0.39	$0.86	$0.84

Loss from discontinued operations	$9.4 million	$50.8 million	$41.4 million
Loss from discontinued operations per share	$0.24	$1.43	$1.16

Net loss	$26.8 million	$81.7 million	$71.6 million
Net loss per share	$0.68	$2.30	$2.02

As a result of the Company’s decision to sell or close all cattle operations, an impairment test was performed during the three months ended June 30, 2002 on all goodwill associated with the cattle operations. Based on the results of the impairment test, all goodwill related to cattle operations was written-off. The impairment of the goodwill associated with the cattle operations that will be closed resulted in a $1.7 million charge for the nine months ended September 30, 2002 and is included in impairment, restructuring and related charges. The impairment of the goodwill associated with the cattle operations to be sold resulted in a $3.8 million charge for the nine months ended September 30, 2002 and is included in discontinued operations.

During the three months ended September 30, 2002, the Company performed impairment tests on the remaining intangible assets and goodwill included in the investment in Turnkey Computer Systems, Inc. Based on the results of these tests, the intangible related to the purchase of Cyberstockyard, Inc. in March 1999, was written-off and the goodwill included in the investment in Turnkey Computer Systems, Inc. was written down to fair value. The impairment of the intangible resulted in a $44,000 charge, which is included in impairment, restructuring and related charges. The impairment of the goodwill resulted in a charge of $2.4 million, which is included in the impairment of investment in unconsolidated investee.

(7)      Lines of Credit

In May 2002, the Company retired the $30 million revolving line of credit agreement (the “LOC”) from The CIT Group/Business Credit, Inc. (“CIT”). An extraordinary loss of $1.8 million was incurred as a result of the early retirement of debt, consisting of a $425,000 pre-payment penalty and approximately $1.4 million of debt issue costs.

The lease and operating agreements provided for the lessee/operators to obtain lines of credit to fund working capital requirements of the lease and operating activities. These lines of credit were nonrecourse to the Company. Each of the lessee/operators had lines of credit that provided for advances generally up to 85% of eligible receivables and 85% of eligible inventories. The lines of credit were collateralized by the related receivables and inventories owned by the lessee/operators. The total amount outstanding under all lines of credit was $0 as of September 30, 2002 and $9,658,062 as of December 31, 2001. As of September 30, 2002, all lease and operating agreements are no longer effective.

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

(9)      Impairment, Restructuring and Related Charges

In an effort to reset the Company’s cost structure to the current business level, and focus on those products and services that have the most potential to add to its gross margin and help achieve its near-term profitability goals, the Company announced plans on May 15, 2001, approved by the Company’s Board of Directors’, to reduce its workforce by approximately 60 personnel and write-down to fair value the value of non-strategic assets. Pursuant to these plans, the Company recorded impairment, restructuring and related charges of approximately $14.2 million in the second quarter of 2001, of which $11.8 million is included in operating expenses under impairment, restructuring and related charges and the remaining $2.4 million is included in discontinued operations. The charge included approximately $12.4 million, ($2.4 million in discontinued operations), for asset write-downs, primarily associated with discontinued product lines and a facility closing, an accrual for involuntary employee termination benefits and contract termination fees of $1.6 million and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees.

During the three months ended September 30, 2001, the Company recorded additional impairment, restructuring and related charges of $39.8 million, of which $524,000 is included in operating expenses under impairment, restructuring and related charges and the remaining $39.2 million is included in discontinued operations. The charge included approximately $39.4 million, ($39.2 million in discontinued operations), for asset write-downs, primarily associated with the cattle operations and an accrual for involuntary employee termination benefits and contract termination fees of $307,000.

In the three months ended March 31, 2002, restructuring charges of approximately $58,000 were recorded for costs to exit unused facilities.

In April 2002, the Company determined that it would sell or close all the remaining owned cattle operations. In connection with the determination to divest these operations and pursuant to SFAS No. 144, “Accounting for the Impairment or

Disposal of Long-Lived Assets,” (SFAS 144) the Company evaluated the fair value of the long-lived assets, including intangibles of its cattle operations. The assets of the operations to be sold were adjusted to the estimated fair value and both the write-down of these assets and the results of operations for these businesses are included in discontinued operations (see note 10). The value of the intangible assets of the operations to be liquidated were also evaluated and the Company determined that estimated future undiscounted cash flows expected to result from the use and eventual disposition of the assets were below the carrying value of the assets. The Company adjusted the carrying value of these assets to their estimated fair value of $0, resulting in a noncash impairment loss of approximately $1.7 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 10% and were estimated based on actual operating results during the second quarter of 2002, projected over the anticipated period required to complete the disposal.

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

In August 2002, the Company determined it would discontinue its interactive website, replacing it with a less expensive, standard corporate website. This resulted in an adjustment to the carrying value of the website assets to their estimated fair value of $34,000, resulting in a noncash impairment loss of approximately $812,000. The estimated fair value was based on anticipated future cash flows, which are based on anticipated web advertising revenues during the fourth quarter of 2002. In addition, the Company recorded a noncash impairment charge of $44,000 to write-down the intangible related to the purchase of Cyberstockyard, Inc. in March 1999 to its estimated fair value of $0.

A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying condensed consolidated balance sheets) for the nine months ended September 30, 2001 and 2002, follows:

Balance at December 31, 2000	$––

New charges
Three months ended March 31, 2001	––
Three months ended June 30, 2001	1,619,000
Three months ended September 30, 2001	307,000
Cash payments
Three months ended March 31, 2001	––
Three months ended June 30, 2001	(574,000)
Three months ended September 30, 2001	(1,064,000)

Balance at September 30, 2001	$288,000

Balance at December 31, 2001	452,000

New charges
Three months ended March 31, 2002	58,000
Three months ended June 30, 2002	345,000
Three months ended September 30, 2002	––
Cash payments
Three months ended March 31, 2002	(255,000)
Three months ended June 30, 2002	(112,000)
Three months ended September 30, 2002	(337,000)

Balance at September 30, 2002	$151,000

(10)      Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests are best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations held for sale, for both the current and prior periods, to discontinued operations. The loss from discontinued operations includes revenues of $13.6 million and $240.5 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 the revenues included in the loss from discontinued operations are $408.1 million and $872.0 million, respectively. The loss included in loss from discontinued operations for the three months ended September 30, 2002 and 2001 are $869,000 and $42.1 million, respectively. For the nine months ended September 30, 2002 and 2001, the loss included in loss from discontinued operations is $8.1 million and $50.8 million, respectively.

In connection with the determination to divest these operations and pursuant to SFAS No. 144, the Company evaluated the market value of the long-lived assets held for sale, including intangibles of its cattle operations. The assets of the operations to be sold were transferred to assets held for sale and the Company adjusted the carrying value of the assets to their estimated fair value of $3.6 million, resulting in a noncash writedown of approximately $6.9 million. The remaining book value of the assets held for sale was reduced to $109,000 by the sale of the Jordan, Thigpen, Eastern,

LeMaster, J&L Livestock and Bluegrass assets, discussed below. In addition, in March 2002, the Company recorded impairment of the goodwill associated with two terminated order buying facilities in the amount of $106,000, which is included in discontinued operations.

During the three months ended June 30, 2002, the Company completed the sale of Jordan Cattle for $1.2 million of cash and sold the tangible assets of Thigpen Livestock for $400,000 of cash and the return of 89,585 shares of eMerge Class A Common Stock. The shares were valued at the closing market price ($0.38 per share) on the date of the sale and amounted to $34,042. These transactions resulted in a loss from disposition of discontinued operations of $1.4 million.

During the three months ended September 30, 2002, the Company completed the sale of the assets of Eastern Livestock, Inc., acquired in May 2000, for $200,000 of cash and a note receivable of $400,000 to be paid in two equal installments over the next two years plus the return of 1,000,000 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.34 per share) on the date of sale and amounted to $340,000. The Company also completed the sale of J&L Livestock Company, acquired in December 2000, for $100,000 of cash plus the return of 154,270 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.35 per share) on the date of sale and amounted to $53,994. Additionally, the Company completed the sale of the tangible assets of Ed Edens Farms, acquired in July 2000, for $300,000 of cash and Blue Grass Stockyards, acquired in January 2001, for $700,000 of cash. Furthermore, the Company divested LeMaster Livestock, Inc., acquired in August 2000, in exchange for the release from an unconditional obligation to pay the two original principals of LeMaster Livestock total compensation of $750,000 over the next three years. These transactions resulted in a gain from disposition of discontinued operations of $143,000. Finally, the Company closed the Austin facility during the third quarter of 2002 and results of operations were classified as discontinued operations for the current quarter, as well as all previous quarters. The Company completed the sales of the remaining cattle operations held for sale during October 2002 (see note 13 - Subsequent Events).

(11)      Segment Information

The Company’s reportable segments consist of cattle sales and other products and services. The cattle sales and other products and services segments are managed separately because each offers different products and expected contribution margins.

The following summarizes revenue, cost of revenue and gross profit information related to the Company’s two operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Cattle revenue	$631,655	$6,102,932	$12,890,368	$26,031,051
Other revenue	133,078	147,974	458,189	501,900

Total revenue	764,733	6,250,906	13,348,557	26,532,951

Cost of cattle revenue	604,909	5,992,505	12,728,083	25,486,643
Cost of other revenue	65,163	120,901	287,541	774,948

Total cost of revenue	670,072	6,113,406	13,015,624	26,261,591

Cattle gross profit	26,746	110,427	162,285	544,408
Other gross profit (loss)	67,915	27,073	170,648	(273,048)

Gross profit	$94,661	$137,500	$332,933	$271,360

The Company’s assets and other statement of operations data are not allocated to a segment.

(12)      Stock Plan

A summary of stock option transactions for the nine months ended September 30, 2002, follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance outstanding, December 31, 2001	4,748,140	$3.69	8.56

Granted	1,545,825	0.63
Exercised	—	—
Cancelled	(1,463,313)	3.78

Balance outstanding September 30, 2002	4,830,652	$2.68	8.36

For the nine months ended September 30, 2002 and 2001, the Company recognized approximately $0 and $318,000, respectively, of unearned compensation expense resulting from the accelerated vesting of stock options. Stock compensation expense for the nine months ended September 30, 2001 of approximately $226,000 and $92,000 is included in impairment, restructuring and related charges and selling, general and administrative expenses, respectively, within the condensed consolidated statements of operations.

(13)      Subsequent Events

On October 10, 2002, the Company completed the sale of the assets of Mt. Plains Video Auction, effective July 1, 2002, for $120,000, to be paid in three equal installments of $40,000 due in December 2002, December 2003 and December 2004. These assets are included in assets held for sale in the accompanying balance sheet at $109,000 as of September 30, 2002.

On October 25, 2002, the Company closed the Pennell Cattle Company, which was acquired in January 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this report.

         During the quarter ended June 30, 2002, we announced that we were divesting our cattle operations and planning to either sell or dispose of these operations. Accordingly, operating results from continuing operations for all periods presented exclude the cattle operations that are held for sale and are classified as discontinued operations in the accompanying financial statements. The remaining cattle operations, which are in the process of being disposed, are considered held and used and are included in the operating results from continuing operations for all periods presented.

Results of Operations

Three months ended September 30, 2002 and September 30, 2001

Revenue

         Revenue decreased to $765,000 for the quarter ended September 30, 2002 from $6.3 million for the quarter ended September 30, 2001. Revenue from cattle sales decreased to $632,000 for the quarter ended September 30, 2002 from $6.1 million for the quarter ended September 30, 2001. This decrease reflects our decision to exit the cattle order-buying business. Revenue from other products and services decreased by 10% to $133,000 for the quarter ended September 30, 2002 from $148,000 for the quarter ended September 30, 2001. This decrease is due primarily to the completion of a three-year contract for benchmarking in early 2002, which has been partially offset by an increase in revenues from Cattlelog™.

Cost of Revenue

         Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are primarily associated with supporting our information management and individual-animal tracking products and services. Cost of revenue attributed to cattle sales decreased to $605,000 for the quarter ended September 30, 2002 from $6.0 million for the quarter ended September 30, 2001, corresponding with the decreased cattle sales activity. Cost of revenue attributed to other products and services decreased by 46% to $65,000 for the quarter ended September 30, 2002 from $121,000 for the quarter ended September 30, 2001. This decrease is due primarily to discontinuation of on-line product and service offerings such as Interactive Manager and our on-line storefront in the second quarter of 2001, which contributed costs of approximately $53,000 in the three months ended September 30, 2001, due to the requirements to complete or exit existing contracts related to these products.

         We generated a gross profit of $95,000 and $138,000 for the quarters ended September 30, 2002 and 2001, respectively. The decrease in gross profit is due primarily to the decrease in cattle revenue and a comparable decrease in cost of goods, principally direct cost to acquire cattle.

Selling, General and Administrative Expenses

         Our selling, general and administrative expenses consist primarily of salaries and related benefit costs, insurance program charges, material and supply purchases, professional service fees, telephone, travel, consulting and advertising and media expenses. Selling, general and administrative expenses decreased 45% to $1.4 million for the quarter ended September 30, 2002 from $2.6 million for the quarter ended September 30, 2001. The decrease in selling, general and administrative expenses was primarily associated with the impacts of cost saving initiatives that began during the second quarter of 2001 and continued into 2002, which included several workforce reductions. We anticipate selling, general and administrative expenses to continue to be reduced as the impacts of prior period cost saving initiatives have become fully realized and our divestiture activity is completed.

Technology and Development

         Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, maintenance charges and project material costs. Our expenses decreased by 12% to $824,000 for the quarter ended September 30, 2002 from $933,000 for the quarter ended September 30, 2001. The decrease was primarily associated with the impacts of cost saving initiatives that began during the second quarter of 2001 with additional initiatives taken through the second quarter of 2002, which included several workforce reductions. We anticipate that our technology and development expenses will remain at the current level into the foreseeable future.

Impairment, Restructuring and Related Charges

         In August 2002, we determined that we would discontinue our current interactive web site and replace it with a significantly less expensive website design. As part of this decision, we determined the remaining fair value of the capitalized software expenses incurred to establish the original website design and recorded an impairment of $812,000. In addition, we recorded an impairment of $44,000 to write-off the unamortized goodwill associated with our acquisition of Cyberstockyard, Inc.

Depreciation and Amortization

         Depreciation and amortization expense decreased 6% to $947,000 for the quarter ended September 30, 2002 from $1.0 million for the quarter ended September 30, 2001. The decrease is primarily due to the adoption of SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill amortization charges of $99,000 are included in the three months ended September 30, 2001 compared to $0 in the three months ended September 30, 2002. If we had not adopted SFAS No. 142 we would have recorded $80,000 in amortization expense for the current quarter. The decrease between actual depreciation and amortization for the period ended September 30, 2001 and the expense that would have been recorded for the period ended September 30, 2002 without SFAS 142 is due to the impairment of tangible and intangible assets recorded during 2001 and 2002.

Other Income and Expense

         Interest and other income, net increased to $1.3 million for the quarter ended September 30, 2002 from $9,000 for the quarter ended September 30, 2001. This increase was primarily due to miscellaneous income relating to the settlement of certain consulting and litigation fees, which had been previously accrued. In connection with this settlement, the Company paid $150,000 and has been released from any future obligations.

         Interest expense decreased to $9,000 for the quarter ended September 30, 2002 from $160,000 for the quarter ended September 30, 2001 as a result of the termination of the LOC on May 1, 2002. The interest expense for the current quarter was incurred on our capital lease obligations, which extend through December 2004.

         The impairment of investment in unconsolidated investee consists of a non-cash charge of $2.4 million to write-down our investment in Turnkey Computer Systems to its estimated fair value.

         Due to the losses incurred, we did not recognize income tax expense for the quarter ended September 30, 2002 or the quarter ended September 30, 2001.

Discontinued Operations

         During the quarter ended June 30, 2002, we sold Jordan Cattle Auction that was acquired in June 2000 for $1.2 million of cash and approximately $800,000 of working capital was returned. We also sold the tangible assets of RPT Land and Cattle Company, acquired in September 2000, for $400,000 of cash plus the return of 89,585 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.38 per share) on the date of sale and amounted to $34,042.

         During the quarter ended September 30, 2002, we sold the assets of Eastern Livestock, Inc., acquired in May 2000, for $200,000 of cash and a note receivable of $400,000 to be paid in two equal installments over the next two years plus the return of 1,000,000 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.34 per share) on the date of sale and amounted to $340,000. We also sold J&L Livestock Company, acquired in December 2000, for $100,000 of cash plus the return of 154,270 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.35 per share) on the date of sale and amounted to $53,994. Additionally, we sold the tangible assets of Ed Edens Farms, acquired in July 2000, for $300,000 of cash and Blue Grass Stockyards, acquired in January 2001, for $700,000 of cash. We also divested LeMaster Livestock, Inc., acquired in August 2000, in exchange for the release from an unconditional obligation to pay the two original principals of LeMaster Livestock total compensation of $750,000 over the next three years. Finally, we closed the Austin facility during the third quarter of 2002 and results of operations were classified as discontinued operations for the current quarter, as well as all previous quarters.

         The assets held for sale include only property and equipment. All associated goodwill was reduced to zero. There are no liabilities in the disposal group. The impairment loss, revenue and pretax profit (loss) related to assets held for sale amounted to:

	Three months ended

	September 30, 2002	September 30, 2001

Impairment loss	$285,000	$39.2 million

Revenue	$13.6 million	$240.5 million

Pretax loss	$869,000	$42.1 million

         All assets held for sale are components of the cattle segment.

         In October 2002, the Company completed the sale of assets acquired from Mountain Plains Video Auction in August 2000 for a note receivable of $120,000 due in three equal installments in December 2002, 2003 and 2004. This sale was effective July 1, 2002. Pennell Cattle Company, which was acquired in January 2001, was shut down effective October 25, 2002.

         In addition to the assets held for sale, the Company plans to close the one remaining component of the cattle segment - Runnells Peters Cattle Company acquired in January 2001. This facility does not meet the criteria of held for sale and, accordingly, will be classified as held and used until the date of disposal. At that time, the results of operations will be classified as discontinued operations. The Company expects to complete the closure of this facility in the fourth quarter. The impairment loss is included in continuing operations and amounted to $1.7 million for the nine months ended September 30, 2002.

Nine months ended September 30, 2002 and September 30, 2001

Revenue

         Revenue decreased to $13.3 million for the nine months ended September 30, 2002 from $26.5 million for the nine months ended September 30, 2001. Revenue from cattle sales decreased to $12.9 million for the nine months ended September 30, 2002 from $26.0 million for the nine months ended September 30, 2001. This decrease reflects our decision to exit the cattle order-buying business. Revenue from other products and services decreased by 9% to $458,000 for the nine months ended September 30, 2002 from $502,000 for the nine months ended September 30, 2001. This decrease is due primarily to a decrease in revenues related to the discontinuation of on-line product and service offerings such as Interactive Manager and our on-line storefront in the second quarter of 2001. In addition, we completed a three-year contract for benchmarking in early 2002, which has been partially offset by an increase in revenues from Cattlelog™.

Cost of Revenue

         Cost of revenue consists primarily of the direct cost to acquire cattle and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are primarily associated with supporting our information management and individual-animal tracking products and services. Cost of revenue attributed to cattle sales decreased to $12.7 million for the nine months ended September 30, 2002 from $25.5 million for the nine months ended September 30, 2001, corresponding with the decreased cattle sales activity. Cost of revenue attributed to other products and services decreased by 63% to $288,000 for the nine months ended September 30, 2002 from $775,000 for the nine months ended September 30, 2001. This decrease is due primarily to the discontinuation of on-line product and service offerings such as Interactive Manager and our on-line storefront in the second quarter of 2001, which contributed costs of approximately $580,000 in the nine months ended September 30, 2001 due to the requirements to complete or exit existing contracts related to these products.

         We generated a gross profit of $333,000 and $271,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in gross profit is due primarily to the decrease in cost of revenues attributed to other products and services, discussed above.

Selling, General and Administrative Expenses

         Our selling, general and administrative expenses consist primarily of salaries and related benefit costs, insurance program charges, material and supply purchases, professional service fees, telephone, travel, consulting and advertising and media expenses. Selling, general and administrative expenses decreased 42% to $6.4 million for the nine months ended September 30, 2002 from $11.0 million for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses was primarily associated with the impacts of cost saving initiatives that began during the second quarter of 2001 and continued into 2002, which included several workforce reductions. This cost savings was partially offset by a provision against uncollectible receivables/cattle deposits of approximately $863,000 taken in the quarter ended June 30, 2002. Management has implemented significant restructuring efforts over the last year to resize the business to focus on the VerifEYE and supply chain management business models. As a result, the prior periods are not readily comparable to our current and future efforts. We anticipate selling, general and administrative expenses to continue to be reduced as the impact of our cost saving initiatives continue to become fully realized and our divestiture activity is completed.

Technology and Development

         Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, maintenance charges and project material costs. Our expenses decreased by 38% to $2.2 million for the nine months ended September 30, 2002 from $3.6 million for the nine months ended September 30, 2001. The decrease was primarily associated with the impacts of cost saving initiatives begun during the second quarter of 2001 and continued into 2002, which included workforce reductions. In addition, approximately $201,000 of involuntary termination costs and related charges were incurred in the three months ended March 31, 2001 and included in technology and development expenses. These charges, primarily related to employee severance and related benefit costs, were associated with a realignment of our corporate operations in connection with our decision to discontinue support of Nutricharge and infrared imaging products. Management has implemented significant restructuring efforts over the last year to resize the business to focus on the VerifEYE and supply chain management business models. The primary focus of our development team is our meat inspection system, VerifEYE. As a result, the prior periods are not readily comparable to our current and future efforts. We anticipate technology and development expenses will remain at the levels incurred for the three months ended September 30, 2002 for the foreseeable future, as we develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, the expenses for the year to date will continue to decrease as the impact of our cost saving initiatives continue to become fully realized.

Impairment, Restructuring and Related Charges

         In April 2002, we began the process of selling or disposing of our cattle operations. The operations we are selling have been evaluated to determine the fair value of the assets held for sale. Both the adjustment to fair value and the results of operations for these cattle operations have been recorded in discontinued operations. The operations we are disposing were also evaluated to determine the fair value of the assets and we recorded impairment of the associated goodwill in the amount of $1.8 million. In August 2002, we determined that we would discontinue our current interactive web site and replace it with a less expensive website design. As part of this decision, we determined the remaining fair value of the capitalized software expenses incurred to establish the original website design and recorded an impairment charge of $812,000. In addition, we recorded an impairment of $44,000 to write-off the unamortized goodwill associated with our acquisition of Cyberstockyard, Inc. The remaining $403,000 consists of severance and related outplacements benefits for the 16 employees who were terminated during the second quarter of 2002 and costs to exit a lease.

Depreciation and Amortization

         Depreciation and amortization expense decreased 24% to $3.0 million for the nine months ended September 30, 2002 from $3.9 million for the nine months ended September 30, 2001. The decrease is primarily due to the adoption of SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill amortization charges of $742,000 are included in the nine months ended September 30, 2001 compared to $0 in the nine months ended September 30, 2002. If we had not adopted SFAS 142 we would have recorded $240,000 in amortization expense for the current nine months. The decrease between actual depreciation and amortization for the nine month period ended September 30, 2001 and the expense that would have been recorded for the nine month period ended September 30, 2002 without SFAS 142 is due to the impairment of both tangible and intangible assets recorded during 2001 and 2002.

Other Income and Expense

         Interest and other income, net increased to $1.5 million for the nine months ended September 30, 2002 from $172,000 for the nine months ended September 30, 2001. This increase was primarily due to miscellaneous income relating to the settlement of certain consulting and litigation fees, which had been previously accrued. In connection with this settlement, the Company paid $150,000 and has been released from any future obligations.

         Interest expense increased to $436,000 for the nine months ended September 30, 2002 from $161,000 for the nine months ended September 30, 2001 as a result of increased borrowings under the LOC, which was terminated on May 1, 2002.

         The impairment of investment in unconsolidated investee consists of a non-cash charge of $2.4 million to write-down our investment in Turnkey Computer Systems to its estimated fair value.

         Due to the losses incurred, we did not recognize income tax expense for the nine months ended September 30, 2002 or the nine months ended September 30, 2001.

Discontinued Operations

         During the quarter ended June 30, 2002, we sold Jordan Cattle Auction that was acquired in June 2000 for $1.2 million of cash and approximately $800,000 of working capital was returned. We also sold the tangible assets of RPT Land and Cattle Company, acquired in September 2000, for $400,000 of cash plus the return of 89,585 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.38 per share) on the date of sale and amounted to $34,042.

         During the quarter ended September 30, 2002, we sold the assets of Eastern Livestock, Inc., acquired in May 2000, for $200,000 of cash and a note receivable of $400,000 to be paid in two equal installments over the next two years plus the return of 1,000,000 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.34 per share) on the date of sale and amounted to $340,000. We also sold J&L Livestock Company, acquired in December 2000, for $100,000 of cash plus the return of 154,270 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.35 per share) on the date of sale and amounted to $53,994. Additionally, we sold the tangible assets of Ed Edens Farms, acquired in July 2000, for $300,000 of cash and Blue Grass Stockyards, acquired in January 2001, for $700,000 of cash. We also divested LeMaster Livestock, Inc., acquired in August 2000, in exchange for the release from an unconditional obligation to pay the two original principals of LeMaster Livestock total compensation of $750,000 over the next three years. Finally, we closed the Austin facility during the third quarter of 2002 and results of operations were classified as discontinued operations for the current quarter, as well as all previous quarters.

         The assets held for sale include only property and equipment. All associated goodwill was reduced to zero. There are no liabilities in the disposal group. The impairment loss, revenue and pretax profit (loss) related to assets held for sale amounted to:

Nine months ended

	September 30, 2002	September 30, 2001

Impairment loss	$7.1 million	$41.7 million

Revenue	$408.1 million	$872.0 million

Pretax loss	$8.1 million	$50.8 million

         Included in the pretax loss for the nine months ended September 30, 2002 is a provision for bad debt of $443,000 and a provision for obsolete inventory of $144,000.

         All assets held for sale are components of the cattle segment.

         In October 2002, the Company completed the sale of assets acquired from Mountain Plains Video Auction in August 2000 for a note receivable of $120,000 due in three equal installments in December 2002, 2003 and 2004. This sale was effective July 1, 2002. Pennell Cattle Company, which was acquired in January 2001, was shut down effective October 25, 2002.

         In addition to the assets held for sale, the Company plans to close the one remaining component of the cattle segment - Runnells Peters Cattle Company acquired in January 2001. This facility does not meet the criteria of held for sale and, accordingly, will be classified as held and used until the date of disposal. At that time, the results of operations will be classified as discontinued operations. The Company expects to complete the closure of this facility in the fourth quarter. The impairment loss is included in continuing operations and amounted to $1.8 million for the nine months ended September 30, 2002.

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

Liquidity and Capital Resources

         As of September 30, 2002, our principle sources of liquidity are existing cash balances, working capital and beginning in 2003, sales from our VerifEYE product. We expect that our existing cash balances, working capital and divestiture activities will meet our cash flow needs for the near term. However, if we are unable to complete the divestitures and receive the expected return of working capital, we may need to seek additional sources of liquidity.

         Current restricted cash consists of cash invested in certificates of deposit with maturities of 180 days or less. These certificates of deposit are necessary to support our bond requirement with the U.S. Department of Agriculture Grain Inspection, Packers and Stockyards Administration to buy and sell cattle in the U.S. public market. These balances are considered current as of September 30, 2002 due to the divestiture of the cattle businesses and the resulting reduction in the Company’s bond requirement. As of October 25, 2002, the Company received $870,000 due to a release of the collateral supporting the trust fund agreement associated with the cattle order buying businesses. The balance of $280,000 is expected to be released by December 31, 2002.

         We continue to explore the need for other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through the issuance of equity securities or through alternative debt financing that provides for the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See also “Factors Affecting Our Business, Financial Condition and Results of Operations” below.

         As of September 30, 2002, we had cash and cash equivalents totaling $4.6 million compared to $18.7 million at December 31, 2001. As of September 30, 2002, none of our cash and cash equivalents were held by our leased facilities compared to $9.8 million as of December 31, 2001 and were classified as restricted. Our working capital balance as of September 30, 2002 was $9.0 million compared to $17.9 million as of December 31, 2001.

         As of September 30, 2002, we have a note receivable from Eastern Livestock in the amount of $3.2 million, which bears interest at the prime rate and is to be paid per the following schedule: (a) $500,000 to be paid on or before October 8, 2002; (b) $500,000 to be paid on or before December 2, 2002 and (c) the balance of $2.2 million plus accrued interest to be paid on or before December 31, 2002. The first payment of $500,000 was received on October 8, 2002. In addition, we have a receivable from Eastern Livestock in the amount of $400,000 to be paid in two equal installments on August 5, 2003 and August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern Livestock.

         We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the nine months ended September 30, 2002, net cash used in operating activities was $5.2 million and primarily consisted of net operating losses offset by decreases in trade accounts receivable, inventories, cattle deposits, accounts payable and accrued liabilities. The decrease in working capital requirements corresponded with a decrease in cattle sales activity and a reduction in the net operating loss.

         Net cash provided by investing activities was $1.5 million for the nine months ended September 30, 2002. Our investing activities include additional acquisition costs paid in compliance with earn-out agreements in the asset purchase agreements executed in January 2001 for Runnells-Peters Stockyards, and Pennell Order Buying for a combined cash payment of $688,000. In addition, we had capital expenditures of $536,000. These payments were offset by $2.7 million provided by the sale of assets associated with the divestiture of two of our cattle operations in the second quarter and four of our cattle operations in the third quarter of 2002. All of the cash used in investing activities was used by the owned operations.

         Net cash used in financing activities was $10.4 million for the nine months ended September 30, 2002. Of the $10.4 million of net cash used in financing activities, $9.7 million was used by the leased operations, principally due to net repayments on the lines of credit held by these leased operations upon completion of the divestitures of these operations. In disposing of the leased cattle operations, we made a distribution of $513,00, representing the lessee/operators’ minority interest. In addition, we made $315,000 in capital lease payments related to the owned operations.

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

Cattle Order Buying Lease and Operating Agreements

         During the fourth quarter of 2001, we finalized lease and operating agreements with three of our largest order buying businesses. Beginning with the effective date of each agreement, the cattle brokerage operations formerly conducted in wholly-owned facilities are conducted in entities owned solely by employees of eMerge. The lease and operating agreements were generally for a one year term, renewable, and provided for us to receive 70% of the net profits or losses (as defined in the agreements) and have certain control over operating activities while the lessee/operators were responsible for obtaining lines of credit for working capital purposes and were responsible for the day-to-day operations of the facilities, including payroll and operating expenses. Effective May 31, 2002, we divested the first of these facilities, the second was divested effective July 1, 2002 and the third was divested effective July 31, 2002.

Other Matters

         We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts. During the nine months ended September 30, 2002, we engaged in a limited number of cattle futures contracts. As of September 30, 2002, we held $0 in open cattle future positions. We also engaged in both cattle purchase and sale transactions with certain related parties, primarily entities related to or owned by acquired companies. These sales were made on the same credit terms as our other customers and suppliers. We generally purchase from or sell to related parties in order to satisfy sales commitments or balance our inventory position. Purchase and sales prices are negotiated based on current market conditions in the cattle industry.

         Our stock price has been trading below $1 since February 11, 2002 and we are currently not in compliance with the NASDAQ’s listing requirements. We have moved from the NASDAQ National Market to the NASDAQ SmallCap Market, which extends our bid price grace period until March 23, 2003, if we are in compliance with certain listing criteria. This move to the SmallCap market has extended the bid price grace period and provides us with more flexibility and additional time to regain compliance and to execute our plan while being able to maintain NASDAQ listing status.

         An important point to make is that this transition does not impact the method in which our securities are bought and sold. Stock information is available through Yahoo, NASDAQ Online, etc. and the NASDAQ SmallCap listing in the newspaper.

Critical Accounting Policies

         Our critical accounting policies are as follows:

•	revenue recognition;

•	impairment of long lived assets, and.

•	consolidation of lease and operating agreements.

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

Impairment of Long-Lived Assets

         We account for long lived assets in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), which we adopted as of January 1, 2002. This statement addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of” (SFAS No. 121), but retains the fundamental provision of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

         Under SFAS No. 144, long-lived assets to be disposed of by sale are classified as held for sale when six specific criteria are met. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Goodwill is included in an asset group when the asset group is or includes a reporting unit. The results of operations of a component of an entity that has either been disposed of or is classified as held for sale is reported in discontinued operations when the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity comprises operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes from the rest of an entity. In the period in which a component of an entity has been disposed of or is classified as held for sale, the income statement for current and prior periods report the result s of operations of the component, including any gain or loss resulting from adjustments to fair value, in discontinued operations.

         Assets not meeting the criteria of held for sale continue to be classified as held and used until they are disposed of. Impairment losses for assets held and used are measured as the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value and are included in continuing operations.

Principles of Consolidation

         The consolidated financial statements include the financial statements of eMerge Interactive, Inc and its wholly owned subsidiaries. The consolidation also includes all activities with related entities, notwithstanding the lack of technical majority ownership, which is necessary to present fairly the financial position and results of operations of the Company, because of the existence of a parent-subsidiary relationship by means other than record ownership of voting stock. Specifically, the activities conducted by related party entities related to the lease and operating agreements are consolidated even thought we don’t have a 51% voting control (technical majority ownership). Rather, we have consolidated these activities due to the parent subsidiary relationship created by the lease and operating agreements. Minority interest reflects the lessee/operators’ equity interest in the activities under the lease and operating agreements consolidated in the financial statements. As of September 30, 2002, all lease and operating agreements are no longer effective and the related assets have been sold. Accordingly, the activities conducted by these businesses are no longer consolidated. All intercompany balances and transactions have been eliminated in consolidation.

Factors Affecting Our Business, Financial Condition and Results of Operations

Cautionary Statement

         This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will” and words of similar meaning. These statements include statements regarding, among other things, our electronic commerce strategy, acquisition and expansion strategy, product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop “brand” awareness and the market acceptance of the Internet as a medium of commerce. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements, including the acceptance by our customers of electronic commerce as a means of conducting business, our ability to grow revenue, our ability to increase margins, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation and other factors. Other factors that may cause such a difference include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

         In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our December 31, 2001 Form 10-K Annual Report and should be considered while evaluating our business, financial condition, results of operations and prospects.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio and debt structure. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of September 30, 2002, our investments consisted of $104,000 in cash equivalents with maturities of less than three months and $1.2 million in certificates of deposit with a maturity of less than six months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

         In the ordinary course of business, we enter into purchase and sale contracts for cattle that require delivery at a future date. We have also entered into a limited number of cattle futures transactions. The contract lives are generally less than six months. As of September 30, 2002, there was $0 in open positions.

ITEM 4.	CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

         On January 18, 2002, we were named as a defendant in a lawsuit by Stonebridge Acquisition, Inc. in the County Court of Dallas County at Law No. 2, Dallas County, Texas. On August 22, 2002, we entered into a compromise settlement agreement in which we agreed to pay $150,000 and were released from any and all claims.

         There have been no material developments in any of the other legal proceedings previously reported.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number	Description	Reference

10.55	Eastern Livestock, LLC Asset Purchase Agreement	*

10.56	Amendment to Promissory Note by and between Eastern Livestock, LLC and eMerge Interactive, Inc. and Thomas P. Gibson	*

99.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

(a)      Reports on Form 8-K

         There were no reports filed on Form 8-K for the quarter ended September 30, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2002	eMerge Interactive. Inc.
	By:	/s/ DAVID C. WARREN

David C. Warren President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JURIS PAGRABS

Juris Pagrabs Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certificate of Chief Executive Officer

I, David C. Warren, President, Chief Executive Officer and Director, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eMerge Interactive, Inc. (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ DAVID C. WARREN

David C. Warren President, Chief Executive Officer and Director

Certificate of Chief Financial Officer

I, Juris Pagrabs, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eMerge Interactive, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ JURIS PAGRABS

Juris Pagrabs Executive Vice President and Chief Financial Officer

eMerge Interactive, Inc.

Index to Exhibits filed with Form 10-Q dated November 13, 2002

Exhibit	Description of Exhibit

10.55	Eastern Livestock, LLC Asset Purchase Agreement

10.56	Amendment to Promissory Note by and between Eastern Livestock, LLC and eMerge Interactive, Inc. and Thomas P. Gibson

99.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002