Form 10-K
period 2002-12-31
EMERGE INTERACTIVE INC
filed 2003-03-28
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

Or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-29037

eMerge Interactive, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0534535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10305 102nd Terrace

Sebastian, Florida 32958

(Address of principal executive offices)

(772) 581-9700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
none	none

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $5.7 million as of June 28, 2002, based upon the closing sale price per share of the common stock as quoted on the NASDAQ National Market. For the purposes of determining this amount only, the Company has excluded shares of common stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds five percent of the common stock outstanding at June 28, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock, $0.008 par value, outstanding as of March 17, 2003 was 38,780,439. There were 33,085,994 shares of Class A common stock outstanding and 5,694,445 shares of Class B common stock outstanding as of this date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of eMerge Interactive, Inc.’s definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Report.

eMerge Interactive, Inc.

FORM 10-K ANNUAL REPORT

(For Fiscal Year Ended December 31, 2002)

PART I

ITEM 1.    BUSINESS

ITEM 1(A).    GENERAL DEVELOPMENT OF THE BUSINESS

COMPANY OVERVIEW

Incorporated in 1994, we are a Delaware corporation and a technology company providing food-safety, individual-animal tracking and supply-management services to the beef production industry. Through December 31, 2002, our primary revenue source was cattle marketing – both cattle brokerage and auction barn activities. In the first half of 2002, we determined the best way to improve our productivity and the use of our working capital would be to sell or dispose of all of our cattle operations and focus primarily on food-safety and supply chain management. During the second half of 2002, we aggressively divested ourselves of these cattle operations and as of January 24, 2003, completed the divestiture of all our cattle operations.

The company is structured into two operating groups, a Food Safety Group and Beef Supply Chain Management Group. These two operating groups and the associated products and services generated revenues of $575,000 and $849,000 in 2002 and 2001, respectively, which represents less than 5% of the total revenues in each of these years. We expect these revenues to significantly increase in the future and these products and services will constitute 100% of our continuing revenues in 2003. As a result of our change in focus, historical operations have limited relevance in assessing the Company’s future prospects.

The Food Safety Group’s patented VerifEYE™ Food Safety Technology is a unique machine vision technology, which instantly detects microscopic levels of organic contamination, which can harbor deadly pathogens. The VerifEYE technology is available in several applications for the meat processing, food processing and food services industries.

The Supply Chain Management Group is comprised of three inter-related products and services, all designed to allow cattle producers, meat packers and retailers to better manage their product supply chains:

•	CattleLog™—individual animal data-collection and reporting tools;

•	eMerge Premium Sales—sales featuring preconditioned, commingled cattle; and

•	Professional Cattle Consultants (“PCC”) Feedyard Services—operational and cattle performance data benchmarking for commercial feedyards.

FOOD SAFETY GROUP

eMerge’s Food Safety Group products have been under development for the past two years and will soon provide meat processors with a level of quality assurance that has previously been unavailable. The patented new VerifEYE Food Safety Technology is a real-time machine vision technology, which instantly detects microscopic levels of organic contamination including ingesta and fecal material, which can harbor pathogens such as E. coli 0157:H7, salmonella, listeria and others. By utilizing wavelength-specific spectroscopy and image processing, the simple-to-use VerifEYE system provides instant verification of the absence or presence of contamination on meat products without the use of chemicals or radiation. See “Factors Affecting Our Business, Financial Condition and Results of Operations” for a discussion of the risk factors associated with these new products.

VerifEYE Solo™

The portable VerifEYE Solo is a lightweight unit that can be used in meat-processing, distribution and grocery environments to help trimmers zero in on contamination, maintaining a safe and wholesome meat product. The portable VerifEYE Solo, available with a battery pack, can be used in any location, or permanently installed on the processing line to augment an existing Hazard Analysis and Critical Control Points (“HACCP”) program. We expect to begin delivery of this product during the first half of 2003.

VerifEYE Carcass Inspection System

With the increasingly stringent requirements of the USDA Food Safety & Inspection Service, the VerifEYE Carcass Inspection System (“CIS”) provides beef slaughter and processing plants the added confidence to meet requirements, while enhancing their food safety program. Designed to accommodate the space limitations in many of today’s beef plants, CIS provides automated inspection of each carcass at line speeds up to 450 head or 900 sides per hour. The visual displays provide a virtual roadmap to aid employees in identifying and removing contamination, while reducing overzealous trimming. Long-term processing improvements can be maintained through the use of detailed reports, helping to identify trends as they occur. As of this filing, we have licensed one commercial CIS unit at Excel for delivery in the first half of 2003.

BEEF SUPPLY CHAIN MANAGEMENT GROUP

The Supply Chain Management division is comprised of three inter-related products and services, two of which (CattleLog and Premium Sale Services) have been available since the first half of 2002. The third, PCC, was acquired in 1999. All of these products and services are designed to allow cattle producers, meat packers and retailers to better manage their product supply chains.

CattleLog

CattleLog includes a suite of products and services designed to allow producers to capture and analyze individual animal data. These products include data collection software that operates on a user’s PC and a separate online data reporting service that allows users to view and analyze data they and others have collected on their cattle. CattleLog is available in four basic packages:

•	CattleLog Pro™—high-volume, individual animal management;

•	CattleLog ME™—an easy, customizable “Paper-based” data collection system;

•	CattleLog LT™—a portable, automated data collection system using a handheld PC; and

•	Data Collection Services—custom data collection services.

In addition, CattleLog allows users easy, secure access to an array of sophisticated, web-based reports to streamline decision-making. Users simply log on to www.emergeinteractive.com to access an array of interactive reports—both standardized and customizable accommodating more than 1,600 fields of data. Here, they will find their own operations’ data presented in easy-to-interpret formats. They can manipulate this information for detailed analysis and benchmarking of their operations’ performance, print out the resulting reports, even e-mail them to suppliers or customers.

Premium Sale Services

Since 2000, we have helped return over $2 million to producers by conducting special Premium Sales across the country which utilizes specific cattle criteria and animal specific data to enhance sales. Held in association with a producer group or existing livestock market, these sales present a unique opportunity for cattle buyers to find large numbers of weaned, health-certified cattle sold in uniform lots.

PCC Feedyard Benchmarking Services

PCC has led the industry in feedlot data management since 1973. Subscribers to PCC receive proprietary comparative analysis tools and market information for the feedyard industry. Information provided by PCC helps users identify and understand areas of their operation that may be out of line with industry averages and take targeted actions to correct those problems. The industry leader in cattle data handling, PCC has recorded and analyzed data on more than 130 million head in the past 30 years.

COMPANY BACKGROUND

In February 2000, we completed our initial public offering (“IPO”) of 7,175,000 common shares and a private placement of 500,000 common shares, which generated net proceeds of $107.1 million. In 2000,

approximately $12.8 million of the proceeds were used to pay amounts due to related parties and Turnkey Computer Systems, Inc. (“Turnkey”), $37.7 million was used for acquisitions of other businesses and $16.3 million was used for capital expenditures and general working capital purposes. In 2001, an additional $10.3 million of the proceeds were used for the acquisitions of other businesses or as additional payments for the businesses acquired during 2000, $7.9 million was used for capital expenditures and the balance was used for general working capital.

During 2000 and 2001, we acquired thirteen cattle brokerage companies, which represented 10% of the cattle trading market. These acquisitions increased our revenues to $1.2 billion in 2001, but required significant use of capital and we incurred a net loss of $92.4 million in 2001. Subsequently, in 2002, we determined that we would sell or close all the cattle operations. Accordingly, the assets of the operations to be sold were adjusted to the estimated fair value, which resulted in a non-cash asset impairment charge of $7.0 million for the year ended December 31, 2002. Both the write-down of these assets and the results of operations for these businesses are included in discontinued operations. The values of the intangible assets of the operations to be liquidated were also evaluated and we determined that estimated future undiscounted cash flows expected to result from the use and eventual disposition of the assets were below the carrying value of the assets. We adjusted the carrying value of these assets to their estimated fair value of $0, resulting in a non-cash impairment loss of approximately $1.8 million, which is included in continuing operations for the year ended December 31, 2002. The discussion of these acquisitions and divestitures is incorporated by reference under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Item 7 of this Form 10-K Report.

In 2001 and 2002, under new management, we began to focus our efforts on primarily two business groups, supply-chain management and food safety technology. Accordingly, a series of restructurings occurred in an effort to fund our operations from existing cash flows. We implemented initiatives to further reduce our cost structure and streamline our corporate operations to better position the Company to achieve profitability. As a result of these initiatives, we reduced our workforce several times, incurring $319,000 and $1.8 million in severance and related employee costs and $84,000 and $757,000 in other closure, employee and professional costs for the years ended December 31, 2002 and 2001, respectively. We also reviewed all our intangible assets and adjusted their carrying values to estimated fair values, based on discounted cash flows, which resulted in noncash asset impairment charges of $1.6 million and $10.3 million included in continuing operations for the years ended December 31, 2002 and 2001, respectively. In addition, $44.6 million of non-cash asset impairment charges are included in discontinued operations for the year ended December 31, 2001.

In August 2001, we structured a strategic technology alliance with two privately held companies: 1) Allflex Holdings Inc, the global leader in visual and electronic animal-identification systems, and 2) Farmexpress S.A. from Europe, a provider of livestock-industry information technology, for the purpose of creating the industry standard in individual animal tracking solutions for the beef industry. As part of this alliance, we sold four million restricted common shares to Allflex and received $2.7 million in cash. Although the industry has been slow to adopt a standardized animal identification system, in light of the 2002 Farm Bill (discussed below), which requires country of origin labeling for beef products beginning in September 2004, we believe that our CattleLog suite of individual animal data collection and management products, together with Allflex’s electronic identification systems and readers will provide industry producers, feedyards and packers with a means to effectively comply with this new law.

In 2002, we announced an agreement to integrate our VerifEYE meat inspection system into Excel Corporation’s beef operations to finalize specifications for commercialization. Excel Corporation is a leading U.S. beef processor and a wholly-owned subsidiary of Cargill Incorporated, an international marketer, processor and distributor of agricultural, food, financial and industrial products and services with 90,000 employees in 57 countries. On March 14, 2003, Excel signed an equipment and technology license agreement for the installation of a VerifEYE CIS in the Schuyler, Nebraska beef processing plant. We plan to move ahead with an aggressive commercialization schedule during 2003.

In September 2002, we launched a study to establish the efficacy of our VerifEYE food safety technology for detecting human bio-hazardous contamination including feces, a study which paves the way for developing

VerifEYE-based tools to help reduce the spread of viral and bacterial infections in restaurants, daycare facilities, hospitals and other environments where workers come in contact with food. This application would complement our other VerifEYE products.

ITEM 1(B).    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information for the Company’s two operating segments for the three-year period ended December 31, 2002, is contained in note 18 to the Consolidated Financial Statements on page F-27.

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

The U.S. beef production chain can be classified into three primary segments: producers, feedlots and packers.

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

PACKERS

Packers usually hold the cattle for two to 24 hours before harvesting and fabricating them for sale and eventual consumption. In addition to processing beef, packers inspect beef for cleanliness in preparation for quality grading. There are currently 64 major beef packing operations in the United States, which in total process approximately 35 million head of cattle into roughly 25 billion pounds of beef annually. Approximately 82% of the beef processed in the United States is processed by beef packing operations owned by IBP, Inc., Cargill, ConAgra, Inc. and Farmland Industries, Inc.

2002 FARM BILL

On May 13, 2002, President Bush signed into law the Farm Security and Rural Investment Act of 2002, more commonly known as the 2002 Farm Bill. One of its many initiatives requires country of origin labeling (“COOL”) for beef, lamb, pork, fish, perishable agricultural commodities and peanuts. Based on many of our customers’ and partners’ opinions, and Agricultural Marketing Services’ (“AMS”) interpretations of this law (AMS will be responsible for enforcing this portion of the law), the consequences on the industries subjected to this regulation could be substantial. The COOL regulations are currently scheduled to go into effect on September 30, 2004. However, for the entire supply chain to comply with the regulations, farmers and ranchers must begin recording data on their livestock this spring.

Since 1998, eMerge has been collecting and managing individual animal data in a manner similar to that which will be required by COOL. Our customers include Ranchers Renaissance, Beef Marketing Group, Five States Beef Initiative, and several other organizations, researchers, and independent producers who rely on our CattleLog suite of individual animal data collection and management products to provide them with high quality, easy to use, auditable data systems. We believe CattleLog will be instrumental in providing producers, feedyards and packers with a readily available, cost effective means for collecting data on their cattle relevant to COOL, animal health and production performance.

Most analysts estimate the cost of implementing COOL in the production sector at $4-6/head or $80 to $120 million, comprised primarily of record keeping systems and devices, inventory management, and additional personnel costs.

Market Demographics

The entire beef supply chain will likely be subject to new procedures due to the COOL law. About 60% of the steer/heifer slaughter as well as calf slaughter may need to be tracked or have additional data collected in order to comply with COOL. Because the regulations are staggered towards providing verifiable source information after the animal is harvested, we can roughly estimate total yearly throughput as seen in the table below.

	2001 Total Slaughter
	Head	Percent	Percent Retail	Head Retail
	(in millions)
Steer/Heifer	29.1	80%	60%	17.4
Dairy	2.6	7%	60%	1.6
Calves	1.0	3%	60%	0.6
Cows	3.2	9%	0%	0.0
Bulls	0.6	2%	0%	0.0

Total	36.5	100%		19.6

Each animal in the 60% category presents an opportunity for data collection with an associated fee. Given the realities of the supply chain and the concentration points for cattle moving through the system, the feed yard and packer emerge as the most logical places for data collection.

LIMITATIONS OF THE CURRENT SYSTEM

The current cattle production chain contains a number of inefficiencies that reduce livestock quality and increase cost. These inefficiencies include multiple transaction costs, exposure to stress and disease, and, most importantly, the loss of important feeding and medication information.

As cattle move through the beef production chain, from an individual producer’s ranch to a feedlot to a meat packing facility, the cattle may be bought, sold and transported three or four times. Due to the highly fragmented nature of the cattle producer segment, the majority of cattle are sold through traditional livestock sales and auctions, which bring together regional buyers and sellers. The cattle are then sold either directly to feedlots or sold once again to larger buyers and then to feedlots. Typically, cattle sales and auctions are hosted at sale barns, where livestock brokers act as agents in the buying and selling of animals. The livestock broker is paid a fee or commission each time an individual lot of cattle is bought or sold. As a result of the geographic dispersion of producers and sale barns, buyers often purchase cattle from livestock brokers without having the opportunity to visually survey the cattle. In addition, this current method of exchange does not facilitate easy access to real-time price information or a geographically broad marketplace for the product.

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

We believe that an improved information flow between and within the three main groups of industry participants can significantly enhance product quality. There is currently no network or method for compiling and communicating information rapidly throughout all stages of the cattle production chain. There is also a growing retail demand for verified processed beef that has created an opportunity for our supply chain management operations to be the logistical provider of this type of product. Therefore, our products and services are directed at individual-animal tracking, supply-chain procurement and food safety in order to facilitate the safe, timely flow of source- and process-verified cattle and beef products within the beef-production supply chain. We believe our products and services can improve the industry’s productivity and profitability and help its participants enhance beef quality, safety and market share.

OUR PRODUCTS AND SERVICES

BEEF SUPPLY CHAIN MANAGEMENT

CattleLog

The CattleLog individual-animal data-collection and reporting system is designed to help cattle operations process-verify and “de-commoditize” electronically tracked animals and therefore, deliver cattle offering predictable performance.

CattleLog users can create continuously updated profiles that follow animals from birth through harvest, including specifications covering everything from genetics to health management. Prior and subsequent owners can then easily access the information via a password-protected area of eMerge’s web site in order to:

•	predict each animal’s performance;

•	determine the best management techniques to apply; and

•	deliver the source- and process-verification that are essential to successful beef branding.

In addition, CattleLog is designed to help maintain consumer confidence in the safety of U.S. beef in the unlikely event that a large-scale bovine-health issue should arise in this country. If wide-scale adoption is achieved, we believe CattleLog would help officials quickly trace disease sources, focus remedial action only where it’s needed, and ensure consumers that the beef they’re buying is safe.

Components of CattleLog range from the affordable CattleLog ME to the highly automated CattleLog Pro. The portfolio combines our proprietary, Internet-based data-transfer architecture with advanced livestock management features. Our information-management system integrates Sun® servers, Oracle® RDBMS database systems, and electronic-identification ear tags embedded with radio-frequency transponders. Our data-collection tools include data-acquisition software written for desktop PCs, and, to support data collection in the field, for Hewlett-Packard Jornada hand-held computers.

Web-based reports

CattleLog allows users easy, secure access to an array of sophisticated, web-based reports to streamline decision-making. Users simply log on to www.emergeinteractive.com to access an array of interactive reports. Both standardized and customizable reports accommodate more than 1,600 fields of data. Here, customers will find their own operations’ data presented in easy-to-interpret formats. They can manipulate this information for detailed analysis and benchmarking of their operations’ performance, print out the resulting reports, even e-mail them to their suppliers or customers.

Premium Sale Services

eMerge Premium Sales are a special type of cattle sale conducted at a traditional livestock market. Premium Sales have specific benefits for all participants whether seller, buyer or livestock market. We believe these sales are the single best way for producers of all sizes to earn more money for their cattle. We have helped return over $2 million in price premiums to producers, as well as provide individual sale summaries to each producer through the use of EID tags and CattleLog. Additionally, these sales present a unique opportunity for cattle buyers to find large numbers of weaned, health-certified cattle sold in uniform lots. The cattle sold at an eMerge Premium Sale all meet the following requirements:

•	calves weaned at least 45 days;

•	health management and certification;

•	EID—electronic identification;

•	data tracked via eMerge’s CattleLog data system for information feedback; and

•	cattle weighed and sorted into larger, uniform drafts before sale.

Data Management

We also offer tools to help industry participants understand the data they have collected. Our PCC group, which we acquired in 1999, can provide customers with accurate analysis and market information for the feeding industry. PCC is in the business of collecting, calculating and disseminating feedlot data. PCC has spent 30 years refining its comparative analysis program and our staff has a complete understanding of the modern feeding industry—ensuring collected data is accurate and complete.

We provide customers with easy-to-read tables and graphs monthly as a comparative analysis report allowing them to compare the performance of their yard with regional averages. The analysis also helps customers see a broader view of the feedlot industry. Customers get detailed information on feed ingredient costs, industry profits and market trends.

FOOD SAFETY SOLUTIONS

VerifEYE

VerifEYE is our food safety technology that was originally developed and patented by scientists at Iowa State University and the Agricultural Research Service of the USDA for which we hold exclusive rights to its commercialization. For the past two years, we have been developing two commercial products that use our VerifEYE technology. These include the CIS unit and the Solo handheld inspection unit.

The VerifEYE CIS is a real-time, electronically controlled, optical inspection system that creates image maps of potentially contaminated areas and displays them on a nearby monitor in real-time. The system also collects, displays and archives data as to the contaminated locations for each carcass as they are processed at line speeds. This data can also be integrated into an overall food safety, quality or HACCP program. The patented technology promises to help meat processors detect contamination and verify extensive safeguards already in place to minimize the possibility of outbreaks of such bacterial infections as E. coli 0157:H7, listeria and salmonella.

The Solo handheld inspection unit is a portable instrument, incorporating the VerifEYE imaging technology. The Solo System can be used to verify the absence of any trace levels of organic material on meat products and other objects or environments, which could harbor potentially deadly pathogens. We plan to introduce the Solo in early 2003 and have received orders for this product.

The USDA Agricultural Research Service, in trials conducted at Oklahoma State University and at the University of Florida, has confirmed that this breakthrough imaging technology can detect even microscopic traces of fecal material on freshly harvested beef—including beef that has been subjected to such pathogen interventions as acid washes and steam pasteurization.

In 2002, we announced an agreement to integrate our VerifEYE meat inspection system into Excel Corporation’s beef operations to finalize specifications for commercialization. Excel Corporation is a leading U.S. beef processor and a wholly-owned subsidiary of Cargill Incorporated, an international marketer, processor and distributor of agricultural, food, financial and industrial products and services with 90,000 employees in 57 countries. We licensed one commercial CIS unit at Excel in March 2003.

In September 2002, we launched a study to establish the efficacy of our VerifEYE food safety technology for detecting human bio-hazardous contamination including feces, a study which paves the way for developing VerifEYE -based tools to help reduce the spread of viral and bacterial infections in restaurants, daycare facilities, hospitals and other environments where workers come in contact with food. This application would complement our other VerifEYE products.

TECHNOLOGY AND DEVELOPMENT

We intend to continue to devote time and resources to enhance our current core technology, to improve our existing products, expand our product line and enter into other market segments. However, because CattleLog and VerifEYE are nearing completion, we expect our technology and development expenditures to continue to decrease in 2003. Approximately $2.9 million, $4.5 million and $7.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, were related to technology and development spending. Our current technology and development activities are primarily focused on developing our CattleLog product to further support the COOL requirements and expanding our VerifEYE products, as discussed above.

SALES AND MARKETING

Our sales organization is structured around a direct sales team and domestic and international distributors. We have a staff of account managers who are responsible for sales of products and services to producer, feedlot and packer customers in given geographic territories.

We seek to establish broad customer awareness of our technologies, products and services within the industries we serve. Our marketing efforts include direct advertising through trade journals, press, and at local, state and national industry meetings and events. We also participate in professional societies and university programs and have developed strategic marketing relationships with industry professionals and academic institutions. Much of the initial interest in our products and services has been created through the extensive network of relationships we have in the cattle industry as well as through our sales organization.

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

The U.S. patent number 5,914,247, relating to technology for detecting organic contamination on meat carcasses during and after slaughter is licensed to us by the Iowa State University Research Foundation and the USDA under a license agreement entered into in August 1999. The license provides us with an exclusive worldwide license, until the patents expire on a country-by-country basis, to develop and sell products and services that utilize the inventions contained in the patents. In exchange for the license, we are obligated to pay Iowa State University a royalty on revenues we receive from the sale of products and services related to the license.

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

We have filed an application to register eMerge Interactive™, VerifEYE™ and Solo™ and related service marks with the U.S. Patent and Trademark Office.

COMPETITION

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

We believe that no one directly competes against our VerifEYE technology, which was developed and patented by scientists at Iowa State University and The Agricultural Research Service. We hold the exclusive rights to its commercialization.

EMPLOYEES

As of December 31, 2002, we employed a total of 52 persons, all of whom work with us on a full-time basis. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 1(D).    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We do not currently have foreign sales and do not believe geographic sales are significant to obtaining an understanding of our business operations during the three-year period ended December 31, 2002.

ITEM 2.    PROPERTIES

The location and general description of our properties as of March 1, 2003, are as follows:

Corporate Headquarters

Our corporate facility is located at 10305 102nd Terrace in Sebastian, Florida, where we currently occupy approximately 32,000 square feet of office, administrative and data center space. Beginning April 1, 2003, we will occupy 20,240 square feet. We lease our facilities from XL Realty Corp., a subsidiary of Safeguard. Our lease for this facility expires on March 31, 2003 and we plan to enter a new lease for the reduced square footage through March 31, 2006.

Other Facilities

We maintain sales and support offices in Weatherford, Oklahoma, which we rent on a month-to-month basis, to support our PCC operation.

ITEM 3.    LEGAL PROCEEDINGS

We have been named as a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000 in the Queen’s Bench Judicial Centre of Regina, Province of Saskatchewan, Canada. The complaint alleges that E-Y LABORATORIES INC. and we were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement allegedly in violation of these agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18 million (Canadian dollars), as well as injunctive relief.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades in the NASDAQ National Market under the symbol “EMRG.” Prior to our February 4, 2000, IPO there was no established public trading market for any of our securities. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the NASDAQ National Market during each quarter of the last two fiscal years:

	High	Low
January 1, 2001 to March 31, 2001	$5.88	$3.41
April 1, 2001 to June 30, 2001	$3.77	$.89
July 1, 2001 to September 30, 2001	$2.28	$.66
October 1, 2001 to December 31, 2001	$1.82	$1.25
January 1, 2002 to March 31, 2002	$1.65	$.58
April 1, 2002 to June 30, 2002	$.71	$.22
July 1, 2002 to September 30, 2002	$.51	$.17
October 1, 2002 to December 31, 2002	$.50	$.28

As of March 17, 2003, the last reported sale price for our common stock on the NASDAQ National Market was $0.34 per share and we had 593 registered holders of record of our common stock.

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

In March 2002, Runnells Peters received additional consideration in compliance with the acquisition agreement. As part of this consideration, we issued 338,753 shares of our Class A common stock with an aggregate value of $500,000.

In December 2002, Pennell received additional consideration in compliance with the acquisition agreement. As part of this consideration, we issued 51,370 shares of our Class A common stock with an aggregate value of $30,051, based on the average price per share on February 25, 2002 of $0.585 per the terms of the acquisition agreement.

All of the above referenced shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The sales were made without general solicitation or advertising. Each purchaser represented that he, she or it was acquiring without a view to distribute and was afforded an opportunity to review all documents and ask questions of our officers pertaining to matters they deemed material to an investment in our Class A common stock.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The financial information set forth below may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto which are included in this Form 10-K Report.

The following table summarizes our statement of operations data for the years indicated:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Revenue	$13,157	$33,737	$1,688	$1,591	$1,792
Cost of revenue	12,681	33,104	1,947	1,770	2,623

Gross profit (loss)	476	633	(259)	(179)	(831)
Operating expenses:
Selling, general & administrative	7,858	13,606	20,616	8,582	3,484
Technology & development	2,863	4,481	7,688	4,156	1,047
Impairment & related charges	3,830	13,026	2,491	—	—
Depreciation & amortization	3,737	5,046	3,336	1,563	238

Total operating expenses	18,288	36,159	34,131	14,301	4,769
Interest expense/other income, net	(1,270)	(1,146)	4,320	(288)	(332)

Loss from continuing operations	$(19,082)	$(36,672)	$(30,070)	$(14,768)	$(5,932)

Loss from continuing operations per common share – basic and diluted	$(0.48)	$(1.00)	$(0.95)	$(2.17)	$(1.36)

Weighted average number of common shares outstanding – basic and diluted	39,409	36,592	31,687	6,795	4,357

The following table summarizes our balance sheet data for the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Cash	$5,278	$8,934	$42,812	$12,316	$—
Total assets	14,059	68,698	148,552	25,762	6,602
Total indebtedness	315	10,574	1,537	13,620	5,572
Total stockholders’ equity	12,119	42,578	130,077	8,891	3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a technology company providing food-safety, individual-animal tracking and supply-management services to the beef production industry. Through December 31, 2002, our primary revenue source was cattle marketing – both cattle brokerage and auction barn activities. In the first half of 2002, we determined the best way to improve our productivity and the use of our working capital would be to sell or dispose of all of our cattle operations and focus primarily on food-safety and supply chain management. During the second half of 2002, we aggressively divested ourselves of these cattle operations and as of January 24, 2003, completed the divestiture of all our cattle operations.

The company is structured into two operating groups, a Food Safety Group and Beef Supply Chain Management Group. These two operating groups and the associated products and services have generated revenues of $575,000 and $849,000 in 2002 and 2001, respectively, which represents less than 5% of the total revenues in each of these years. We expect these revenues to significantly increase in the future and these products and services will constitute 100% of our continuing revenues in 2003. As a result of our change in focus, historical operations have limited relevance in assessing the Company’s future prospects.

Acquisitions and Divestitures

From May 2000 through January 2001, we acquired thirteen cattle brokerage companies with the aim of increasing our presence and market share within the cattle industry. Through these acquisitions, we significantly increased our capacity to market cattle throughout the United States. Following these acquisitions, the cattle industry experienced difficulties due to an extended drought in the southern plains and the southeast, which led to a decrease in the availability of feeder cattle for sale, which led to a significantly reduced number of head sold in each quarter in 2001. In the fourth quarter of 2001, we completed lease and operating agreements with three of our largest order buying facilities in order to reduce the working capital requirements for our owned operations. In 2001 and 2002, under new management, we began to focus our efforts on primarily two business groups, supply chain management and food safety technology. Accordingly, a series of restructurings occurred in an effort to fund our operations from existing cash flows. During the second quarter of 2002, we determined that in order to improve our productivity and our use of working capital we would sell or dispose of all of our previously acquired cattle operations. Through the subsequent divestitures, we significantly changed our market focus and revenue source.

The following paragraphs describe each of the acquisition transactions and the subsequent divestiture of each of our cattle operations sold or disposed during 2002.

In May 2000, we purchased certain tangible and intangible assets associated with the rollover business of Eastern Livestock, Inc. (“Eastern”) for (i) $17.0 million in cash, (ii) 1,215,913 shares of our common stock valued at $14.5 million, (iii) $4.5 million in cash to be paid one year after the closing date or earlier upon certain events occurring and (iv) approximately $179,000 in transaction costs. The additional $4.5 million was paid in two installments of $2.25 million in February 2001 and May 2001. In October 2001, we completed a lease and operating agreement with Eastern, which provided that we received 70% of the net profits or losses and Eastern, as lessee/operator, was responsible for obtaining a line of credit for working capital purposes and for the day-to-day operations and received 30% of the net profits or losses. Eastern’s rollover business engages in the buying of cattle for immediate or short-term resale through its integrated network of order buyers and sales representatives. Effective July 1, 2002, we sold the assets of Eastern for $200,000 in cash and a note receivable of $400,000 to be paid in two equal installments over the next two years plus the return of 1,000,000 shares of eMerge Class A common stock. The shares were valued at the market closing price ($0.34 per share) on the date of sale and amounted to $340,000.

In June 2000, we purchased W.P. Land and Livestock, Inc., d/b/a Jordan Cattle Auction (“Jordan”), and its related real estate for (i) $6.4 million in cash and (ii) approximately $115,000 in transaction costs. Jordan engages in the business of purchasing and reselling cattle through its auction facilities, which are located in San Saba, Brownwood, and Mason, Texas. In June 2002, we sold Jordan for $1.2 million in cash.

In July 2000, we purchased Ed Edens Farms (“Edens”) and its related real estate for (i) $2.3 million in cash, (ii) 83,858 shares of our common stock valued at $1.0 million and (iii) approximately $71,000 in transaction costs. In August 2001, the Company determined that due to significant operating losses, we would no longer operate this facility. All employees were severed and the Company agreed to lease the property to Ed Edens for a period of one year for $90,000. In August 2002, we sold the tangible assets of Edens for $300,000 in cash. Edens engages in the buying of cattle for immediate or short-term resale through its facility located in Okolona, Mississippi.

In August 2000, we purchased LeMaster Livestock, Inc. (“LeMaster”) and its related real estate for (i) $3.1 million in cash, (ii) 125,819 shares of our common stock valued at $2.2 million, (iii) $300,000 in cash to be paid one year after the closing date or earlier based upon the occurrence of certain events and (iv) approximately $57,000 in transaction costs. The additional $300,000 was paid in August 2001. Effective August 1, 2002, we divested LeMaster in exchange for the release from an unconditional obligation to pay the two original principals of LeMaster total compensation of $750,000 over the next three years, commencing with their date of termination. LeMaster engages in the buying of cattle for immediate or short-term resale through its facility located in Gaffney, South Carolina.

In August 2000, we purchased Mountain Plains Video Contract Auction (“Mountain Plains”) for (i) $750,000 in cash, (ii) 12,743 shares of our common stock valued at $250,000 and (iii) approximately $54,000 in transaction costs. In October 2002, we completed the sale of Mountain Plains for a note receivable of $120,000 due in three equal installments in December 2002, 2003 and 2004. This sale was effective July 1, 2002. As of March 17, 2003, no payments have been received and a lawsuit has been filed. Mountain Plains provides video auction services to sellers of cattle and generates commissions from the sellers upon the sale of their cattle through an affiliated auction facility located in Billings, Montana.

In August 2000, we purchased McMahan Order Buying Company (“McMahan”) for (i) $1.8 million in cash, (ii) 104,392 shares of our common stock valued at $1.8 million, (iii) $10,000 in cash to be paid in January 2001 and (iv) approximately $39,000 in transactions costs. The additional $10,000 was paid as required. In March 2002, the Company determined that McMahan was not performing as expected and decided the best course of action was to terminate this facility and sever the associated employees. McMahan engages in the buying of cattle for immediate or short-term resale.

In September 2000, we purchased RPT Land & Cattle Company (“Thigpen”) and its related real estate for (i) $3.3 million in cash, (ii) 89,585 shares of our common stock valued at $2.0 million and (iii) approximately $28,000 in transaction costs. In November 2001, the Company completed a lease and operating agreement with Thigpen, which provided that we received 70% of the net profits or losses and Thigpen, as lessee/operator, was responsible for obtaining a line of credit for working capital purposes, for the day-to-day operations and received 30% of the net profits or losses. In June 2002, we sold the tangible assets of Thigpen for $400,000 of cash plus the return of 89,585 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.38 per share) on the date of sale and amounted to $34,042. Thigpen engages in the buying of cattle for immediate or short-term resale through its facility located in Chilton, Texas.

In November 2000, we purchased Hefley order Buying Company (“Hefley”) for (i) $300,000 in cash, (ii) 10,190 shares of our common stock valued at $100,000 and (iii) approximately $11,000 in transaction costs. In March 2002, the Company determined that Hefley was not performing as expected and decided the best course of action was to terminate this facility and sever the associated employees. Hefley engages in the buying of cattle for immediate or short-term resale.

In December 2000, we purchased J&L Livestock Company (“Jansma”) for (i) $2.3 million in cash, (ii) 331,620 shares of our common stock valued at $2.0 million and (iii) approximately $28,000 in transaction costs. In November 2001, approximately $1.0 million was paid as additional acquisition cost and in December 2001, approximately $100,000 was paid in additional acquisition costs. In November 2001, the Company completed a lease and operating agreement with Jansma, which provided that we received 70% of the net profits or losses and Jansma, as lessee/operator, was responsible for obtaining a line of credit for working capital purposes, for the day-to-day operations and received 30% of the net profits or losses. Effective August 1, 2002, we sold Jansma for $100,000 of cash plus the return of 154,270 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.35 per share) on the date of sale and amounted to $53,994. Jansma engages in the buying of cattle for immediate or short-term resale.

In January 2001, we purchased BBBBP & S, LLC, d/b/a Bluegrass Stockyards (“Bluegrass”) for (i) $3.5 million in cash and (ii) approximately $65,000 in transaction costs. In August 2002, we sold Bluegrass for

$700,000 in cash. Bluegrass engages in the business of purchasing and reselling cattle through its auction facilities, which are located in Lexington, Kentucky.

In January 2001, we purchased Runnells Peters for (i) $1.5 million in cash, (ii) 136,986 shares of our common stock valued at $500,000 and (iii) approximately $28,000 in transaction costs. In January 2003, we completed the divestiture of Runnells Peters, closing the facility and severing the associated employees. Runnells Peters engages in the buying of cattle for immediate or short-term resale through its facility located in Laredo, Texas.

In January 2001, we purchased Pennell for (i) $187,500 in cash, (ii) 51,370 shares of our common stock valued at $187,500 and (iii) approximately $20,000 in transaction costs. In October 2002, we completed the divestiture of this facility and severed the associated employees. Pennell engages in the buying of cattle for immediate or short-term resale.

The Austin order buying and auction facility, which we established in 1999, was closed in September 2002 and the associated employees were released.

All acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired, and subsequently disposed, entities are included in our consolidated statements of operations under discontinued operations since their respective dates of purchase. Results of operations for Runnells Peters remains in continuing operations since their date of purchase, as it was not disposed until 2003. All goodwill and intangible assets associated with these acquisitions were being amortized over five years on a straight-line basis until the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Upon reaching the decision to sell or close all cattle operations in May 2002, we performed an impairment test on all goodwill related to cattle operations. Based on the results of the impairment test, all goodwill related to cattle operations was written off.

Because of the significance of these acquisitions and divestitures and the resulting changes to our products and services, our historical financial results may not be indicative of our future performance.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	impairment of long lived assets; and

•	principles of consolidation.

Revenue Recognition

We historically generated the majority of our revenue from cattle sales transactions where we act as either a principal or agent in the purchase and sale of cattle. For cattle sales transactions where we were the principal in the arrangement, we purchased cattle and took title from the seller, recorded the cattle as inventory until delivered to an accepted buyer and were exposed to both the inventory and credit risk that resulted from the transaction. In these types of transactions, we recorded the gross revenue earned and related product costs incurred. For cattle sales transactions in which we acted as an agent, we sold cattle consigned to us on a commission basis, where we were not subject to inventory and credit risk, or we sold cattle on a fee basis and we recorded the net revenue earned. For all other products and services offered by us, we act as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), which we adopted as of January 1, 2002. This statement addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of” (SFAS No. 121), but retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS No. 144 also supercedes the accounting and reporting of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

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

Assets not meeting the criteria of held for sale, continue to be classified as held and used until they are disposed of. Impairment losses for assets held and used are measured as the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value and are included in continuing operations.

During the second quarter of 2002, we determined that we would sell or close all the remaining owned cattle operations. In connection with the determination to divest these operations and pursuant to SFAS No. 144, we evaluated the fair value of the long-lived assets, including intangibles of our cattle operations. The assets of the operations, which were liquidated or sold, were adjusted to the estimated fair value and both the write-down of these assets and the results of operations for these businesses are included in discontinued operations. The remaining cattle operation, which was disposed in January 2003, does not meet the criteria of held for sale and, accordingly, is considered held and used. Both the write down of the associated asset and the results of operations for this business is included in the operating results from continuing operations for all periods presented.

Principles of Consolidation

The consolidated financial statements include the financial statements of eMerge Interactive, Inc. and its wholly owned subsidiaries. The consolidation also includes all activities with related entities, notwithstanding lack of technical majority ownership, which is necessary to present fairly our financial position and results of operations because of the existence of a parent-subsidiary relationship by means other than record ownership of voting stock. Specifically, the activities conducted by related party entities related to the lease and operating agreements are consolidated even though we do not have a 51% voting control (technical majority ownership). Rather, we have consolidated these activities due to the parent subsidiary relationship created by the lease and operating agreements. Minority interest reflects the lessee/operators’ equity interest in the activities under the lease and operating agreements consolidated in the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

The following discussion of our financial condition and results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

Revenue decreased to $13.2 million for the year ended December 31, 2002 from $33.7 million for the year ended December 31, 2001. Revenue from cattle sales decreased to $12.6 million for the year ended December 31, 2002 from $32.9 million for the year ended December 31, 2002. This decrease reflects a lower volume of cattle sales transactions brought about by industry conditions and our efforts to divest remaining cattle operations. During the fiscal year ended December 31, 2002, we sold approximately 32,000 head of cattle versus 74,000 head sold in the comparable prior year period. Revenue from other products and services decreased to $575,000 for the year ended December 31, 2002 from $849,000 for the year ended December 31, 2001. The decrease reflects the effects of discontinuing platform sales and equine camera sales as well as a decrease in PCC sales. The cattle revenue will desist in the next year, while revenue from other products and services are expected to increase significantly over the next several years.

Cost of Revenue

Cost of revenue consists primarily of the direct cost to acquire cattle, and cattle-related products. In addition, cost of revenue also includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are primarily associated with supporting our information management and individual-animal tracking products and services. With the lower volumes of cattle sales transactions generated in fiscal year 2002, cost of revenue attributed to cattle sales decreased to $12.3 million for the year ended December 31, 2002 from $32.0 million for the year ended December 31, 2001. Cost of revenue attributed to other products and services decreased to $338,000 for the year ended December 31, 2002 from $1.1 million for the year ended December 31, 2001. This decrease is due principally to lower indirect overhead and a decrease in communications cost to support products. We generated a gross profit of $476,000 and $633,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in gross profit is due primarily to the decrease in total cattle sold as cost of goods decreased in proportion to the decrease in revenue. The cost of cattle revenue will decrease to zero with the completion of the cattle divestures in January 2003. We anticipate that costs of revenue associated with other products and services will increase as sales of other goods and services increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and related benefit costs, insurance program charges, material and supply purchases, professional service fees, telephone, travel, consulting, advertising and media expenses. Selling, general and administrative expenses decreased 42% to $7.9 million for the year ended December 31, 2002 from $13.6 million for the year ended December 31, 2001. The decrease in selling, general and administrative expenses was primarily associated with the cost savings initiatives that began during the second quarter of 2001 and continued into 2002, which included several workforce reductions. This cost savings was partially offset by a provision against uncollectible receivables/cattle deposits of approximately $863,000 taken in the second quarter of 2002. Management has implemented significant restructuring efforts over the last year to resize the business to focus on the VerifEYE and supply chain management business models. As a result, the prior periods are not readily comparable to our current and future efforts. We anticipate selling, general and administrative expenses to continue to be reduced as the impact of our cost saving initiatives continue to become fully realized and our divestiture activity is completed.

Technology and Development

Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, software purchases and maintenance charges and project material costs. Our expenses decreased 36% to $2.9 million for the year ended December 31, 2002 from $4.5 million for the year ended December 31, 2001. This decrease was primarily associated with the reduction of workforce. In addition materials, supplies and consulting expenses had significant decreases. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, is essentially complete. The primary focus of our development team is our meat inspection system, VerifEYE. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will continue to decline in 2003.

Impairment, Restructuring and Related Charges

During 2002, we recorded $3.8 million in impairment and related charges including $3.4 million in noncash asset impairment charges, $319,000 in severance and related employee costs and $84,000 in other closure, employee and professional costs. During 2001, we recorded $12.8 million in impairment and related charges including $10.3 million in noncash asset impairment charges, $1.8 million in severance and related employee costs and $757,000 in other closure, employee and professional costs. The following paragraphs review our restructuring efforts and the basis for asset impairments.

In April 2002, we determined that we would sell or dispose of our cattle operations. The operations we determined to sell were evaluated to determine the fair value of the assets held for sale. Both the adjustment to fair value and the results of operations for these cattle operations have been recorded in discontinued operations. The operations we determined to dispose were also evaluated to determine the fair value of the assets and we recorded impairment of the associated goodwill in the amount of $1.8 million. In August 2002, we determined that we would discontinue our current interactive web site and replace it with a less expensive website design. As part of this decision, we determined the remaining fair value of the capitalized software expenses incurred to establish the original website design and recorded an impairment charge of $812,000. In addition, we recorded an impairment of $44,000 to write-off the unamortized goodwill associated with our acquisition of Cyberstockyard, Inc. In December 2002, we performed an additional review of the intangible asset related to the purchase of Professional Cattle Consultants, LLC in May 1999 and determined that the additional capital expenditures required to update this technology and increase its market share would not be cost beneficial. Without this additional capital investment the estimated fair value of the intangible asset was $0, under the provisions of SFAS No. 144, and we recorded an impairment charge of $748,000. The remaining $403,000 consists of severance and related outplacements benefits for the 16 employees who were terminated during the second quarter of 2002 and costs to exit a lease.

During 2001, in an effort to reset our cost structure to the current business level, and focus on those products and services that have the most potential to add to our gross margin and help us achieve our goals, we announced several restructurings, which included workforce reductions, contract terminations, asset write-downs and the exiting of unused facilities. Pursuant to these plans, we recorded restructuring and related charges of $12.8 million. The charge included $10.3 million for asset write-downs, primarily associated with discontinued product lines, an accrual for involuntary employee termination benefits and contract termination fees of $1.8 million, stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees, contract termination fees of $130,000 and costs of $401,000 to exit unused facilities.

Depreciation and Amortization

Depreciation and amortization expense decreased 26% to $3.7 million for the year ended December 31, 2002 from $5.0 million for the year ended December 31, 2001. The decrease is primarily due to the adoption of SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill amortization charges of $845,000 are included in the year ended December 1, 2001 compared to $0 in the year ended December 31, 2002. If we had not adopted SFAS 142 we would have recorded $467,000 in amortization expense for the current year. The decrease in actual depreciation and amortization expense for the year ended December 31, 2002 without SFAS No. 142, compared to 2001, is due to the impairment of both tangible and intangible assets recorded during 2001 and 2002.

Other Income and Expense

Interest and other income, net increased to $1.6 million for the year ended December 31, 2002 from $101,000 for the year ended December 31, 2001. This increase was primarily due to miscellaneous income relating to the favorable settlement of certain consulting and litigation fees, which had been previously accrued. In connection with this settlement, we paid $150,000 and were released from any future obligations.

Interest expense decreased to $442,000 for the year ended December 31, 2002 from $540,000 for the year ended December 31, 2001. This decrease is due primarily to the termination of the line of credit on May 1, 2002.

Loss on disposal of assets for the year ended December 31, 2002 of $35,000 consists primarily of losses incurred on the sale of excess equipment created by the significant reduction in workforce over the last two years. During the fourth quarter of 2001, we conducted a physical inventory of our fixed assets and recognized a loss on disposal of $414,000.

The impairment of investment in unconsolidated investee consists of a non-cash charge of $2.4 million to write-down our investment in Turnkey Computer Systems to its estimated fair value. The investment was subsequently sold back to Turnkey Computer Systems, Inc. for $322,000 in cash. The resulting gain on sale was not material.

Due to the losses incurred, we did not recognize income tax expense for the years ended December 31, 2002 and 2001. As of December 31, 2002, we had approximately $189.0 million of federal income tax loss carry forwards that can be used to offset future taxable income. Our tax loss carry forwards begin to expire in 2012 and we are not currently aware of any limitation on our ability to offset future taxable income.

Discontinued Operations

During the quarter ended June 30, 2002, we sold Jordan, which was acquired in June 2000, for $1.2 million of cash and the return of approximately $800,000 of working capital. We also sold the tangible assets of Thigpen, acquired in September 2000, for $400,000 of cash plus the return of 89,585 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.38 per share) on the date of sale and amounted to $34,042.

During the quarter ended September 30, 2002, we sold the assets of Eastern, acquired in May 2000, for $200,000 of cash and a note receivable of $400,000 to be paid in two equal installments over the next two years plus the return of 1,000,000 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.34 per share) on the date of sale and amounted to $340,000. We also sold Jansma, acquired in December 2000, for $100,000 of cash plus the return of 154,270 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.35 per share) on the date of sale and amounted to $53,994. Additionally, we sold the tangible assets of Edens, acquired in July 2000, for $300,000 of cash and Blue Grass, acquired in January 2001, for $700,000 of cash. We also divested LeMaster, acquired in August 2000, in exchange for the release from an unconditional obligation to pay the two original principals of LeMaster total compensation of $750,000 over the next three years. Finally, we closed the Austin facility during the third quarter of 2002 and results of operations were classified as discontinued operations for all periods presented.

In October 2002, the Company completed the sale of assets acquired from Mountain Plains, in August 2000, for a note receivable of $120,000 due in three equal installments in December 2002, 2003 and 2004. This sale was effective July 1, 2002. Pennell, which was acquired in January 2001, was closed effective October 25, 2002.

The assets sold included only property and equipment. All associated goodwill was reduced to zero. There were no liabilities in the disposal group. The impairment loss, revenue and pretax loss related to assets sold or disposed amounted to:

Years ended December 31,
	2002	2001
Impairment loss	$7.1 million	$44.6 million
Revenue	$410.0 million	$1,161.8 million
Pretax loss	$8.6 million	$55.6 million

Included in the pretax loss for the year ended December 31, 2002 is a provision for bad debt of $443,000 and a provision for obsolete inventory of $144,000.

We plan to close the one remaining component of the cattle segment – Runnells Peters acquired in January 2001. This facility does not meet the criteria of held for sale under generally accepted accounting principles (“GAAP”) and, accordingly, will be classified as held and used until the date of disposal. At that time, the results of operations will be classified as discontinued operations. We completed the closure of this facility in January 2003. The impairment loss is included in continuing operations and amounted to $1.8 million for the year ended December 31, 2002. (See note 20 to the Consolidated Financial Statements on page F-28.)

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

Extraordinary Items

On May 1, 2002 we terminated our $30 million revolving line of credit agreement from CIT and agreed to pay a termination fee of $425,000. As a result of the termination, we recorded a loss of $1.8 million related to the write-off of unamortized financing costs and the termination fee.

On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, and recorded a charge to operations of approximately $233,000, which is included as a cumulative effect of a change in accounting principle in the consolidated financial statements.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

Revenue increased to $33.8 million for the year ended December 31, 2001 from $1.7 million for the year ended December 31, 2000. This increase reflects the acquisition of Runnells Peters. Revenue from other products and services decreased 50% to $849,000 for the year ended December 31, 2001 from $1.7 million for the year ended December 31, 2000. This decrease is due primarily to the discontinuation of equine camera sales and NutriCharge, which accounted for $1.0 million in other revenues in 2000. In December 2000, we determined that the additional resources required to successfully commercialize our NutriCharge and infrared imaging products were not warranted given our current operating environment and business strategies. Accordingly, we determined during this period that it was no longer feasible to continue offering these products.

Cost of Revenue

Cost of revenue consists primarily of the direct cost to acquire cattle, and cattle-related products. In addition, cost of revenue includes the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are primarily associated with supporting our information management and individual-animal tracking products and services. The cost of revenue increased to $33.1 million for the year ended December 31, 2001 from $1.9 million for the year ended December 31, 2000, due primarily to the acquisition of Runnells Peters. Cost of revenue attributed to other products and services decreased by 45% to $1.1 million for the year ended December 31, 2001 from 1.9 million for the year ended December 31, 2000. This decrease is due principally to the discontinuation of equine camera sales and the lower costs associated with the decrease in revenues. We generated a gross profit of $633,000 and gross loss of $258,000 for the years ended December 31, 2001 and 2000, respectively. The increase in gross profit is due primarily to the effect of the cattle acquisition and the related increase in cattle revenues as cost of goods did not increase in proportion to the increase in revenue.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and related benefit costs, insurance program charges, material and supply purchases, professional service fees, telephone, travel, consulting, advertising and media expenses. Selling, general and administrative expenses decreased 34% to $13.6 million for the year ended December 31, 2001 from $20.6 million for the year ended December 31, 2000. Selling, general and administrative expenses for the year ended December 31, 2000 included a non-cash compensation charge of $1.3 million associated with employee separations during the second quarter of 2000. The remaining decrease in selling, general and administrative expenses is due primarily to decreasing the number of personnel within the organization. This decrease in personnel affects primarily salaries and wages, but is also reflected in decreased telephone, travel and advertising costs. This decrease is partially offset by the operations of the business acquired during January 2001, which accounted for approximately $417,000 of selling, general and administrative expenses for the year ended December 31, 2001.

Technology and Development

Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, software purchases, maintenance charges and project material costs. Our expenses decreased 42% to $4.5 million for the year ended December 31, 2001 from $7.7 million for the year ended December 31, 2000. This decrease was primarily associated with the impacts of cost saving initiatives begun during the second quarter of 2001, which included workforce reductions. In addition, materials, supplies and consulting expenses had significant decreases. Furthermore, we have fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, is essentially complete.

Impairment, Restructuring and Related Charges

During 2001, in an effort to reset our cost structure to the current business level, and focus on those products and services that have the most potential to add to our gross margin and help us achieve our goals, we announced several restructurings, which included workforce reductions, contract terminations, asset write-downs and the exiting of unused facilities. Pursuant to these plans, we recorded restructuring and related charges of $12.8 million. The charge included $10.3 million for asset write-downs, primarily associated with discontinued product lines, an accrual for involuntary employee termination benefits and contract termination fees of $1.8 million, stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees, contract termination fees of $130,000 and costs of $401,000 to exit unused facilities.

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

Depreciation and Amortization

Depreciation and amortization expense increased 51% to $5.0 million for the year ended December 31, 2001 from $3.3 million for the year ended December 31, 2000. The increase was primarily related to increases in capital spending to support our infrastructure build-up during 2001.

Other Income and Expense

Interest and other income, net decreased to $102,000 for the year ended December 31, 2001 from $4.5 million for the year ended December 31, 2000. This decrease was primarily due to decreased interest income generated by short-term investments and the repayment of a related party note receivable in November 2000, which generated interest income of approximately $1.8 million for the year ended December 31, 2000.

Interest expense increased to $540,000 for the year ended December 31, 2001 from $146,000 for the year ended December 31, 2000. This increase is due primarily to interest expense incurred on the balances outstanding on our line of credit, which was entered into on August 27, 2001.

During the fourth quarter of 2001, we conducted a physical inventory of our fixed assets and recognized a loss on disposal of $414,000.

Equity in operations of unconsolidated investee represents our share of Turnkey’s operations adjusted for amortization of equity method goodwill.

Due to the losses incurred, we did not recognize income tax expense for the years ended December 31, 2001 and 2000. As of December 31, 2001, we had approximately $141.0 million of federal income tax loss carry forwards that can be used to offset future taxable income. Our tax loss carry forwards begin to expire in 2012 and we are not currently aware of any limitation on our ability to offset future taxable income.

Discontinued Operations

In April 2002, we determined that we would sell or dispose of our cattle operations. The operations we determined to sell were evaluated to determine the fair value of the assets held for sale. Both the adjustment to fair value and the results of operations for these cattle operations have been recorded in discontinued operations for all periods presented in accordance with SFAS No. 144.

Losses from discontinued operations increased to $55.6 million for the year ended December 31, 2001 from $3.1 million for the year ended December 31, 2000, due to the inclusion of a full year’s activities in 2001 for all the acquired cattle operations and the impairment losses recorded in 2001 on the acquired intangibles.

The impairment loss, revenue and pretax loss related to assets sold or disposed during 2002, amounted to:

Years ended December 31,
	2001	2000
Impairment loss	$44.6 million	$—
Revenue	$1,161.8 million	$802 million
Pretax loss	$55.6 million	$3.1 million

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

Extraordinary Items

On January 1, 2001, we adopted the provisions of SFAS No. 133, as amended, and recorded a charge to operations of approximately $233,000, which is included as a cumulative effect of a change in accounting principle in the condensed consolidated financial statements.

Quarterly Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the quarters ended March 31, June 30, September 30, and December 31, 2002, and March 31, June 30, September 30, and December 31, 2001. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this Form 10-K Report and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not necessarily indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.

	Three Months Ended
	Mar. 31, 2002	Jun. 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$8,516	$2,279	$774	$1,589	$10,039	$8,456	$5,672	$9,568
Cost of revenue	8,262	2,258	613	1,549	9,989	8,407	5,520	9,187
Operating expenses	3,839	6,567	4,488	3,394	7,378	18,066	4,739	5,778
Other, net	(211)	(115)	(1,034)	91	78	(51)	(227)	(947)

Loss from continuing operations	$(3,796)	$(6,661)	$(5,361)	$(3,263)	$(7,250)	$(18,068)	$(4,814)	$(6,344)

Loss from continuing operations per common share – basic and diluted	$(0.10)	$(0.17)	$(0.14)	$(0.08)	$(0.20)	$(0.51)	$(0.14)	$(0.16)

Liquidity and Capital Resources

As of December 31, 2002, our principle sources of liquidity are existing cash balances, working capital and beginning in 2003, expected sales from our VerifEYE product. As a result of the Company’s restructuring efforts, excluding the discontinued cattle operations, the Company has reduced its quarterly loss from continuing operations to approximately $3.3 million, which for the quarter ended December 31, 2002, includes $755,000 of depreciation expense and $748,000 of noncash impairment charges. Beginning with the first half of 2003, loss from continuing operations is expected to be reduced further by the revenue stream from VerifEYE Solo and CIS units. We expect that our existing cash balances, working capital and divestiture activities will meet our cash flow needs for the near term. However, if sales from our VerifEYE product do not meet our expectations in 2003, we may need to seek additional sources of liquidity.

We continue to explore the need for other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through alternative debt financing that provides for the issuance of equity securities or through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See also “Factors Affecting Our Business, Financial Condition and Results of Operations” below.

As of December 31, 2002, we had cash and cash equivalents totaling $5.3 million compared to $18.7 million at December 31, 2001. As of December 31, 2002, none of our cash and cash equivalents were held by our leased facilities compared to $9.8 million as of December 31, 2001, which were classified as restricted. Our working capital balance as of December 31, 2002 was $6.8 million compared to $17.9 million as of December 31, 2001.

As of December 31, 2002, we had a note receivable from Eastern Livestock, LLC in the amount of $2.0 million, which bears interest at the prime rate. Full payment was received on January 15, 2003. In addition, we have a receivable from Eastern Livestock, LLC in the amount of $400,000 to be paid in two equal installments on August 5, 2003 and August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $4.8 million in 2002, $17.5 million in 2001 and $32.2 million in 2000. In 2002, cash used in operating activities consisted primarily of net operating losses offset by decreases in trade accounts receivable, inventories, cattle deposits, accounts payable and accrued liabilities. The decrease in working capital requirements corresponded with a decrease in cattle sales activity and a reduction in the net operating loss. In 2001, cash used in operating activities consisted primarily of net operating losses and increases in inventories offset in part by increases in accounts payable.

Net cash provided by (used in) investing activities was $1.8 million in 2002, ($19.4 million) in 2001 and ($55.3 million) in 2000. Our investing activities in 2002 include additional acquisition costs paid in compliance with earn-out agreements in the asset purchase agreements executed in January 2001 for Runnells Peters and Pennell for a combined cash payment of $688,000. In addition, we had capital expenditures of $570,000. These payments were offset by $2.7 million provided by the sale of assets associated with the divestiture of six of our cattle operations during 2002 and $322,000 provided by the sale of our investment in Turnkey Computer Systems, Inc. in December 2002. All of the cash provided by investing activities in 2002 was provided by the owned operations. Our investing activities in 2001 included the acquisitions of Bluegrass, Runnells Peters and Pennell for a combined $5.2 million and capital expenditures of $7.9 million. In addition, we paid the former shareholders of Eastern $4.5 million in cash during the year ended December 31, 2001, pursuant to an asset purchase agreement dated May 1, 2000. We paid $300,000 in cash during August 2001 to the former shareholders of LeMaster in connection with an asset purchase agreement executed in August 2000. Finally, we paid $1.1 million to the former shareholder of Jansma in connection with an asset purchase agreement executed in December 2000.

Net cash provided by (used in) financing activities was ($10.5 million) for 2002, $12.8 million in 2001 and $118.0 million for 2000. Of the $10.5 million of net cash used in financing activities in 2002, $9.7 million was used by the leased operations, principally due to net repayments on the lines of credit held by these leased operations upon completion of the divestitures of these operations. In disposing of the leased cattle operations, we made a distribution of $513,000, representing the lessee/operators’ minority interest. In addition, we made $391,000 in capital lease payments related to the owned operations. In 2001, cash provided by financing activities was principally due to net borrowings on the lines of credit. In addition, we received $2.7 million from Allflex USA, Inc., a wholly owned subsidiary of Allflex Holdings Inc., for the purchase of 4,000,000 restricted common shares of stock in association with a strategic technology alliance between Allflex and eMerge. These shares were priced to reflect the sale restrictions and strategic value of our alliance with Allflex based on a discount to market using the average share price over the previous month as determined on August 23, 2001, the day after the announcement of the strategic technology alliance between the two parties. In 2000, net cash provided by financing activities was primarily generated from our initial public offering and private placement, which raised net proceeds of $107.1 million, as well as the receipt of $23.0 million from Internet Capital Group in full settlement of a note receivable executed in October 1999. These amounts were partially offset by related party payments of $10.4 million to Safeguard Scientifics, Inc. and $1.5 million to XL Vision, Inc. and the repayment of a $900,000 note payable due to Turnkey.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan and reduce our net cash outflow.

Cattle Order Buying Lease and Operating Agreements

During the fourth quarter of 2001, we finalized lease and operating agreements with three of our largest order buying businesses. Beginning with the effective date of each agreement, the cattle brokerage operations formerly conducted in wholly owned subsidiaries were conducted in entities owned solely by employees of the Company. The lease and operating agreements were generally for a one year term, renewable, and provided for us to receive 70% of the net profits or losses (as defined in the agreements) and have certain control over operating activities while the lessee/operators were responsible for obtaining lines of credit for working capital purposes and were responsible for the day-to-day operations of the activities, including payroll and operating expenses. Effective May 31, 2002, we divested the first of these facilities, the second was divested effective July 1, 2002 and the third was divested effective July 31, 2002.

Commercial and Contractual Commitments

Other contractual and commercial commitments are summarized below:

Capital lease Obligation
Total obligations due in:
2003	331,920
2004	205,868
2005	—
2006	—
2007	—

Other Matters

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts. During the year ended December 31, 2002, we engaged in a limited number of cattle futures contracts. As of December 31, 2002, we held $0 in open cattle future positions. We also engaged in both cattle purchase and sale transactions with certain related parties, primarily entities related to or owned by acquired companies. These sales were made on the same credit terms as our other customers and suppliers. We generally purchased from or sold to related parties in order to satisfy sales commitments or balance our inventory position. Purchase and sales prices were negotiated based on current market conditions in the cattle industry.

Our stock price has been trading below $1 since February 11, 2002 and we are currently not in compliance with the NASDAQ’s listing requirements. We have moved from the NASDAQ National Market to the NASDAQ SmallCap Market, and our bid price compliance period has been extended until June 18, 2003, if we are in compliance with certain listing criteria. As of this filing, NASDAQ has proposed to further extend the compliance period, which, if approved, could provide us an additional 270 days, or until March 2004, to regain compliance. This move to the SmallCap market has extended the bid price compliance period and provides us with more flexibility and additional time to regain compliance and to execute our plan while being able to maintain NASDAQ listing status.

This transition does not impact the method in which our securities are bought and sold. Stock information is available through Yahoo, NASDAQ Online, etc. and the NASDAQ SmallCap listing in the newspaper.

FACTORS AFFECTING OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will” and words of similar meaning. These statements include statements regarding, among other things, our product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop “brand” awareness and market acceptance of our products. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements, including the acceptance by our customers of our products and use of the Internet in connection with our beef supply chain management services, our ability to grow revenue, our ability to increase margins, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation and other factors. Other factors that may cause such a difference include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Factors Affecting Our Business, Financial Condition and Results of Operation,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

In addition to the other information included in this report and our other public filings and releases, the following factors should be considered while evaluating our business, financial condition, results of operations and prospects:

We have a history of net losses and expect to continue to incur net losses for the next year. If we continue to incur net losses, our business may not ultimately be financially viable.

We have incurred significant net losses since inception. We reported a net loss of approximately $30.6 million for the year ended December 31, 2002, or 232% of total revenue, and a net loss of approximately $92.4 million for the year ended December 31, 2001, or 274% of total revenue. As of December 31, 2002, we had accumulated net losses totaling approximately $188.5 million. Our revenue may not grow as anticipated and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

To achieve profitability, we must successfully address the following risks:

•	lack of wide-scale commercial acceptance of our products and services;

•	failure to introduce new products and services;

•	inability to respond promptly to competitive and industry developments;

•	failure to achieve brand recognition; and

•	failure to upgrade and enhance our technologies to accommodate expanded product and service offerings and increased customer traffic.

If we are unable to successfully address any of these risks, our business may be harmed.

Our two business segments are difficult to evaluate because they have a limited operating history.

Although we were formed in 1994, our current products and services offerings have a very limited operating history. Recently, we have focused our strategy on providing food safety and supply-management services. As of

December 31, 2002, the products of our Food Safety Group had not provided us with any revenue, although deposits for Solo orders had been received. Also as of that date, the products and services of our Supply Chain Management Group had provided us with only a very small portion of our aggregate historical revenue. If we are unable to develop a market for the products of our Food Safety Group, are unable to expand the products and services of our Supply Chain Management Group, or if any of our products do not perform as we expect them to, our results of operations and prospects will be materially and adversely impacted.

Our business may be harmed by competitors.

In the event the demand for food safety technology increases in the future, or if governmental agencies mandate compliance with certain food safety technology or procedures, we may face competition from companies that may develop competing technologies or services. Because the market for beef production consists primarily of a number of large producers, it is possible that these competing technologies or services will be created by companies with significantly greater resources than ours. In the event we are unable to effectively compete with these new technologies or services, our results of operations may be materially and adversely impacted.

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

We are also reliant on our exclusive licensing arrangement with Iowa State University and the Agricultural Research Service. If we breach this agreement, our rights to the technology incorporated into our food safety products could be limited or eliminated, which would have a material adverse effect on our results of operations.

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

We expect that our revenue and operating results will vary in the future as a result of a number of factors. Our quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our operating results in the future may not follow any prior trends and should not be relied upon as an indication of future results. The factors that affect our quarterly operating results include:

•	our ability to generate revenues and profits in our two business groups;

•	our ability to retain existing customers and attract new customers;

•	our ability to develop and market new and enhanced products and services on a timely basis;

•	the introduction of new or enhanced products and services by us; and

•	continued purchases by our existing customers.

In addition, a number of factors that are beyond our control will also affect our quarterly operating results, such as:

•	demand for our products and services;

•	product and price competition;

•	the introduction of new or enhanced products and services by our competitors; and

•	significant downturns in our targeted markets.

Internet Capital Group and Safeguard will be able to control matters requiring stockholder approval.

The concentration of ownership of our common stock may delay, deter or prevent acts that would result in a change of control, which could reduce the market price of our common stock. Internet Capital Group and Safeguard are affiliated entities. Internet Capital Group and Safeguard together have the power to vote approximately 49.8% (as of December 31, 2002) of the aggregate number of votes to which the holders of our common stock are entitled. As a result, these stockholders will be able to control all matters requiring stockholder approval.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We held no derivative securities as of December 31, 2002. Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of December 31, 2002, our investments consisted of $100,000 in cash equivalents with maturities of less than three months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate by reference the supplementary data in Item 7 of this Form 10-K Report under “Quarterly Results of Operations.” We incorporate by reference the consolidated financial statements of the Company as a separate section of this Form 10-K Report beginning on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information contained under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” and “Summary Compensation Table” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 22, 2003, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the captions “Executive Compensation” and “Summary Compensation Table” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 22, 2003, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 22, 2003, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by shareholders	4,728,776	$2.48	6,865,411

Total	4,728,776	$2.48	6,865,411

The equity compensation plan approved by shareholders consists of our Amended and Restated 1999 Equity Compensation Plan, which is included as “Exhibit 10.46” to this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 22, 2003, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents Filed with this Form 10-K Report

• The Consolidated Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:

•	Exhibits

Exhibit Number	Description	Reference
3.1	Second Amended and Restated Certificate of Incorporation of eMerge Interactive (Exhibit 3.1)	(1)
3.2	Amended and Restated Bylaws of eMerge Interactive (Exhibit 3.2)	(1)
10.1	Amended and Restated 1996 Equity Compensation Plan (Exhibit 10.1)	(1)
10.2	1999 Equity Compensation Plan (Exhibit 10.2)	(1)
10.3	Master License Agreement dated July 29, 1998 between eMerge Interactive and Her Majesty the Queen of Canada, as represented by the Minister of Agriculture and Agri-Food Canada (Exhibit 10.3)	(1)
10.4	Stock Purchase Agreement dated March 22, 1999 between eMerge Interactive, Cyberstockyard, Inc. and J. Scott Sanders, David Sanders, Scott Calhoun and Dr. Duane Pankratz (Exhibit 10.7)	(1)
10.5	Stockholders Agreement dated July 29, 1998 among eMerge Interactive, and individuals designated as the former shareholders of STS Agriventures, Ltd. (Exhibit 10.08)	(1)
10.6	Asset Purchase Agreement dated January 15, 1999 between eMerge Interactive and Sperry Marine, Inc. (Exhibit 10.10)	(1)
10.7	Purchase and License Agreement dated January 15, 1999 between eMerge Interactive and Sperry Marine, Inc. (Exhibit 10.11)	(1)
10.8	Asset Purchase Agreement dated May 19, 1999 between Merge Interactive and Professional Cattle Consultants, L.L.C. (Exhibit 10.12)	(1)
10.9	Letter of Agreement dated January 12, 2000 between eMerge Interactive and Southern States, Cooperative, Inc. (Exhibit 10.13)	(1)

Exhibit Number	Description	Reference
10.10	Subscription Agreement letter for purchase of Series B Junior Preferred Stock (Exhibit 10.14)	(1)
10.11	Preferred Stock Purchase Agreement dated April 1, 1999 (Series C Preferred Stock) (Exhibit 10.15)	(1)
10.12	Common Stock Purchase Agreement dated August 16, 1999 between eMerge Interactive and Turnkey Computer Systems, Inc. (Exhibit 10.16)	(1)
10.13	Registration Rights Agreement dated July 18, 1997 (Exhibit 10.17)	(1)
10.14	Stockholders’ and Registration Rights Agreement dated February 24, 1999 (Exhibit 10.19)	(1)
10.15	Joinder and Correction to Stockholders and Registration Rights Agreement dated March 29, 1999 (Exhibit 10.20)	(1)
10.16	Stockholders Agreement dated July 17, 1997 and Joinder to Stockholder’s Agreement (Exhibit 10.26)	(1)
10.17	Toll Processing Agreement dated August 16, 1999 between eMerge Interactive and ADM Animal Health & Nutrition, a division of Archer-Daniels-Midland Company (Exhibit 10.28)	(1)
10.18	Securities Purchase Agreement dated October 27, 1999 between eMerge Interactive Technologies, LLC and Internet Capital Group, Inc. (Exhibit 10.30)	(1)
10.19	Registration Rights Agreement dated October 27, 1999 between eMerge Interactive and Internet Capital Group, Inc. (Exhibit 10.31)	(1)
10.20	Cooperative Research and development Agreement between USDA’s Agricultural Research Service, eMerge and Iowa State University of Science and Technology concerning Methods for Detecting Fecal and Ingesta Contamination on Meat dated August 4, 1999 (Exhibit 10.32)	(1)
10.21	Exclusive License Agreement between Iowa State University Research Foundation, Inc., and eMerge dated August 3, 1999 (Exhibit 10.33)	(1)
10.22	Agreement for the Purchase and Sale of Assets, dated April 20, 2000 (Exhibit 2.1)	(2)
10.23	Registration Rights and Restricted Stock Agreement, dated May 1, 2000 (Exhibit 2.2)	(2)
10.24	Supply and Support Agreement, dated May 1, 2000 (Exhibit 2.3)	(2)
10.25	Cattle Purchase Contract Agreement, dated May 1, 2000 (Exhibit 2.4)	(2)
10.26	Agreement for the Purchase and Sale of Assets, dated April 21, 2000 (Exhibit 2.5)	(2)
10.27	Contract for Sale and Purchase of Real Estate, dated April 21, 2000 (Exhibit 2.6)	(2)
10.28	Supplement to Common Stock Purchase Agreement dated October 1, 2000, between eMerge Interactive, Inc., Turnkey Computer Systems, Inc., Stephen W. Myers, Don Flynt and Carey Coffman (Exhibit 10.41)	(3)
10.29	Investment Agreement, effective as of August 29, 2001, by and between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.1)	(4)
10.30	Amendment No. 1 to Investment Agreement, dated September 20, 2001, by and between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.2)	(4)

Exhibit Number	Description	Reference

10.31	Registration Rights Agreement, effective as of August 29, 2001, by and between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.3)	(4)

10.32	Lease and Operating Agreement, dated as of October 16, 2001, by and between Eastern Livestock Co., LLC and eMerge Interactive, Inc. (Exhibit 10.4)	(5)

10.33	Financing Agreement, dated August 24, 2001, by and among the Financial Institutions party thereto from time to time, as Lenders, The CIT Group/Business Credit, Inc., as Agent and eMerge Interactive, Inc. (Exhibit 10.5)	(5)

10.34	Financing and Warrant Purchase Agreement, dated as of August 24, 2001, by and among Safeguard Delaware, Inc., ICG Holdings, Inc. Biegert, Inc. and eMerge Interactive, Inc. (Exhibit 10.6)	(5)

10.35	Extension Agreement Re: Financing and Warrant Purchase Agreement, dated February 27, 2002, by and among Safeguard Delaware, Inc., ICG Holdings, Inc. Biegert, Inc. and eMerge Interactive, Inc. (Exhibit 10.48)	(6)

10.36	Amendment to Lease and Operating Agreement dated as of February 28, 2002, by and between Eastern Livestock Co., LLC and eMerge Interactive, Inc. (Exhibit 10.49)	(6)

10.37	Termination of Financing Agreement (‘Loan Agreement”), dated August 24, 2001, among emerge Interactive, Inc. (“Borrower”), The CIT Group/Business Credit, Inc. in its capacity as agent (“Agent”) and as a lender (Exhibit 10.50)	(7)

10.38	February 27, 2002 Extension Agreement to Financing and Warrant Purchase Agreement Dated as of August 24, 2001 (Exhibit 10.51)	(7)

10.39	March 29, 2002 Extension Agreement to Financing and Warrant Purchase Agreement Dated as of August 24, 2001 (Exhibit 10.52)	(7)

10.40	Promissory Note dated January 7, 2003 between eMerge Interactive, Inc. and David C. Warren (Exhibit 10.53)	(7)

10.41	Jordan Cattle Asset Purchase Agreement (Exhibit 10.54)	(8)

10.42	Eastern Livestock, LLC Asset Purchase Agreement (Exhibit 10.55)	(9)

10.43	Amendment to Promissory Note by and between Eastern Livestock, LLC and eMerge Interactive, Inc. and Thomas P. Gibson (Exhibit 10.56)	(9)

10.44	Real Property Lease between XL Realty, Corp. and eMerge Interactive, Inc. Dated November 1, 2001 (Exhibit 10.44)	*

10.45	Equipment and Technology License Agreement by and between Excel Corporation and eMerge Interactive, Inc. (Exhibit 10.45)	*

10.46	Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.46)	*

23.1	Consent of Independent Certified Public Accountants	*

99.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-1 (No. 333-89815), filed with the Commission.

(2)	Incorporated by reference from the exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated May 5, 2000, filed with the Commission.
(3)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2000, filed with the Commission.
(4)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-71538), filed with the Commission on October 12, 2001.
(5)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended September 30, 2001.
(6)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2001, filed with the Commission.
(7)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended March 31, 2002.
(8)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended June 30, 2002.
(9)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended September 30, 2002.
*	Filed herewith.

(a)	Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2002

EMERGE INTERACTIVE, INC.

By:	/s/ DAVID C. WARREN

David C. Warren Chief Executive Officer and Director (Principal Executive Officer)

/s/ JURIS PAGRABS Juris Pagrabs Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ DAVID C. WARREN David C. Warren	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002

/s/ JURIS PAGRABS Juris Pagrabs	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002

/s/ THOMAS L. TIPPENS Thomas L. Tippens	Chairman of the Board	March 20, 2002

/s/ ROBERT S. ADAMS Robert S. Adams	Director	March 24, 2002

/s/ JOHN C. BELKNAP John C. Belknap	Director	March 21, 2002

/s/ CHRISTOPHER J. DAVIS Christopher J. Davis	Director	March 27, 2002

/s/ ANTHONY P. DOLANSKI Anthony P. Dolanski.	Director	March 25, 2002

/s/ ROBERT E. DRURY Robert E. Drury	Director	March 27, 2002

/s/ JOHN C. FOLTZ John C. Foltz	Director	March 25, 2002

Richard G. White	Director	March , 2002

Certificate of Chief Executive Officer

I, David C. Warren, President, Chief Executive Officer and Director, certify that:

1.  I have reviewed this annual report on Form 10-K of eMerge Interactive, Inc. (“Registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.  The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.  The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.  The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ DAVID C. WARREN
David C. Warren President, Chief Executive Officer and Director

Certificate of Chief Financial Officer

I, Juris Pagrabs, Executive Vice President and Chief Financial Officer, certify that:

1.  I have reviewed this annual report on Form 10-K of eMerge Interactive, Inc. (the “Registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.  The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.  The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ JURIS PAGRABS
Juris Pagrabs Executive Vice President and Chief Financial Officer

eMERGE INTERACTIVE, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2002 and 2001

(With Independent Auditors’ Report Thereon)

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2002 and 2001

Independent Auditors’ Report

The Board of Directors and Stockholders

eMerge Interactive, Inc.:

We have audited the consolidated financial statements of eMerge Interactive, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eMerge Interactive, Inc. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002 and SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities on January 1, 2001.

/s/     KPMG LLP

Orlando, Florida

January 31, 2003

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001
Current assets:
Cash and cash equivalents	$5,278,449	$8,934,348
Restricted cash (note 4)	—	9,801,814
Trade accounts receivable, less allowance for doubtful accounts of $929,299 in 2002 and $783,150 in 2001 (including receivables from related parties of $0 in 2002 and $734,838 in 2001) (note 6)	413,875	12,775,126
Inventories (note 5)	36,428	6,873,315
Cattle deposits	295,813	2,082,567
Prepaid expenses	188,663	2,189,794
Other current assets	—	182,175
Due from related parties (note 6)	2,281,630	121,004

Total current assets	8,494,858	42,960,143
Property, plant and equipment, net (note 7)	5,347,511	15,207,829
Investment in Turnkey Computer Systems, Inc. (notes 8 and 9)	—	2,716,424
Intangibles, net of accumulated amortization of $0 in 2002 and $6,309,028 in 2001 (notes 8 and 9)	—	6,308,659
Restricted cash (note 4)	—	1,505,000
Due from related parties (note 6)	217,074	—

Total assets	$14,059,443	$68,698,055

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation (note 10)	$315,406	$366,542
Notes payable (note 11)	—	9,658,062
Accounts payable (including payables to related parties of $0 in 2002 and $3,846,860 in 2001) (note 6)	568,394	12,041,661
Accrued liabilities:
Salaries and benefits	469,847	1,336,415
Legal and professional	165,985	176,199
Other	122,124	1,051,997
Advance payments from customers	101,500	392,566
Due to related parties (note 6)	—	10,641

Total current liabilities	1,743,253	25,034,083
Capital lease obligation, excluding current installments (note 10)	196,967	537,054

Total liabilities	1,940,220	25,571,137

Minority interest	—	549,309

Commitments and contingencies (notes 10 and 20)
Stockholders’ equity (notes 6, 12, 13,14 and 19):
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 34,329,847 and 33,939,725 shares in 2002 and 2001, respectively; outstanding 33,085,992 and 33,939,725 shares in 2002 and 2001, respectively	274,638	271,517
Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and outstanding in 2002 and 2001	45,556	45,556
Additional paid-in capital	200,729,576	200,231,953
Accumulated deficit	(188,502,401)	(157,928,313)
Treasury stock, 1,243,855 shares, at cost	(428,037)	—
Unearned compensation (note 14)	(109)	(43,104)

Total stockholders’ equity	12,119,223	42,577,609

Total liabilities and stockholders’ equity	$14,059,443	$68,698,055

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenue (including sales to related parties of approximately $3.6 million in 2002, $3.1 million in 2001 and $0 in 2000) (note 18)	$13,157,433	$33,737,271	$1,688,340
Cost of revenue (including purchases from related parties of approximately $418,000 in 2002, $758,000 in 2001 and $0 in 2000) (note 18)	12,681,464	33,103,954	1,946,819

Gross profit (loss)	475,969	633,317	(258,479)

Operating expenses:
Selling, general and administrative (note 14)	7,857,898	13,605,914	20,615,956
Technology and development	2,862,818	4,480,491	7,687,563
Impairment and related charges (note 15)	3,830,013	12,829,270	2,491,486
Depreciation and amortization of intangibles	3,737,373	5,046,449	3,336,388

Total operating expenses	18,288,102	35,962,124	34,131,393

Operating loss	(17,812,133)	(35,328,807)	(34,389,872)

Interest and other income, net	1,601,800	101,667	4,542,875
Interest expense (including related party interest of $0 in 2002, $0 in 2001 and $119,000 in 2000) (note 6)	(442,263)	(539,951)	(145,632)
Loss on disposal of assets	(34,738)	(414,036)	—
Equity in operations of unconsolidated investee (note 8)	4,066	(294,180)	(77,230)
Impairment of investment in unconsolidated investee (note 8)	(2,398,936)	—	—
Gain on sale of unconsolidated investee (note 8)	446	—	—

Loss from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change	(19,081,758)	(36,475,307)	(30,069,859)
Income tax expense (benefit) (note 17)	—	—	—

Loss from continuing operations before extraordinary item and cumulative effect of accounting change	(19,081,758)	(36,672,307)	(30,069,859)
Discontinued operations (note 16):
Loss from discontinued cattle operations, net of income taxes of $0 in 2002, 2001 and 2000	(8,553,834)	(55,572,848)	(3,149,872)
Loss on disposition of discontinued cattle operations, net of income taxes of $0 in 2002	(1,294,397)	—	—
Minority interest	187,573	(136,447)	—
Income from operations of discontinued transportation segment	—	—	84,634

Loss before extraordinary item and cumulative effect of accounting change	(28,742,416)	(92,184,602)	(33,135,097)
Extraordinary item—loss on early extinguishment of debt (note 11)	(1,831,672)	—	—
Cumulative effect of a change in accounting principle	—	(232,688)	—

Net loss	$(30,574,088)	$(92,417,290)	$(33,135,097)

Loss from continuing operations per common share—basic and diluted	$(0.48)	$(1.00)	$(0.95)

Net loss per common share—basic and diluted	$(0.78)	$(2.53)	$(1.05)

Weighted average number of common shares outstanding—basic and diluted	39,409,429	36,592,121	31,686,845

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

December 31, 2002, 2001 and 2000

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock Class A		Common Stock Class B		Additional paid-in capital	Accumulated deficit	Treasury stock	Note receivable from Internet Capital Group, Inc.	Unearned compensation	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 1999	6,443,606	$64,436	2,400,000	$24,000	1,100,000	$11,000	4,555,556	$45,556	7,046,444	$56,372	—	$—	$62,312,315	$(32,375,926)	$—	$(21,188,320)	$(58,602)	$8,890,831
Conversion of Series A preferred stock for 8,054,508 shares of Class A common stock (note 13)	(6,443,606)	(64,436)	—	—	—	—	—	—	8,054,508	64,436	—	—	—	—		—	—	—
Conversion of Series B preferred stock for 3,000,000 shares of Class A common stock (note 13)	—	—	(2,400,000)	(24,000)	—	—	—	—	3,000,000	24,000	—	—	—	—		—	—	—
Conversion of Series C preferred stock for 1,375,000 shares of Class A common stock (note 13)	—	—	—	—	(1,100,000)	(11,000)	—	—	1,375,000	11,000	—	—	—	—		—	—	—
Conversion of Series D preferred stock for 5,694,445 shares of Class B common stock (note 13)	—	—	—	—	—	—	(4,555,556)	(45,556)			5,694,445	45,556	—	—		—	—	(0)
Sale of Class A common stock in connection with initial public offering (note 13)	—	—	—	—	—	—	—	—	7,675,000	61,400	—	—	107,095,713	—		—	—	107,157,113
Issuance of 1,974,120 shares of Class A common stock in connection with business combinations	—	—	—	—	—	—	—	—	1,974,120	15,792	—	—	23,870,385					23,886,177
Exercise of stock options for cash (note 14)	—	—	—	—	—	—	—	—	257,656	2,061	—	—	316,078	—		—	—	318,139
Accretion of redemption value of Class A common stock issued in connection with the Turnkey Computer Systems, Inc. transaction (note 8)	—	—	—	—	—	—	—	—	—	—	—	—	(5,060)	—		—	—	(5,060)
Extinguishment of Turnkey's put right for 62,500 shares of Class A common stock (note 8)	—	—	—	—	—	—	—	—	62,500	500	—	—	418,899	—		—	—	419,399
Accretion to redemption value of note receivable from Internet Capital Group, Inc. (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—		(1,811,680)	—	(1,811,680)
Collection of note receivable from Internet Capital Group, Inc. (note 6)	—	—	—	—	—	—	—	—	—	—	—	—	—	—		23,000,000	—	23,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,135,097)		—	—	(33,135,097)
Unearned compensation (note 14)	—	—	—	—	—	—	—	—	—	—	—	—	1,339,268	—		—	(1,339,268)	—
Amortization of unearned compensation (note 14)	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	1,357,300	1,357,300

Balance at December 31, 2000	—	$—	—	$—	—	$—	—	$—	29,445,228	$235,561	5,694,445	$45,556	$195,347,598	$(65,511,023)	$—	$—	$(40,570)	$130,077,122
Exercise of common stock options (note 14)	—	—	—	—	—	—	—	—	306,141	2,449	—	—	661,965	—	—	—	—	664,414
Issuance of 188,356 shares of Class A common stock in connection with business combinations, net of issue costs of $3,418	—	—	—	—	—	—	—	—	188,356	1,507	—	—	682,575	—	—	—	—	684,082
Issuance of 4,000,000 shares of Class A common stock for cash	—	—	—	—	—	—	—	—	4,000,000	32,000	—	—	2,625,439	—	—	—	—	2,657,439
Issuance of warrants to acquire 764,328 shares of Class A common stock (note 12)	—	—	—	—	—	—	—	—	—	—	—	—	914,376	—	—	—	—	914,376
Unearned compensation (note 14)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(329,360)	(329,360)
Amortization of unearned compensation (note 14)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	326,826	326,826
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(92,417,290)	—	—	—	(92,417,290)

Balances at December 31, 2001	—	$—	—	$—	—	$—	—	$—	33,939,725	$271,517	5,694,445	$45,556	$200,231,953	$(157,928,313)	$—	$—	$(43,104)	$42,577,609
Issuance of 390,122 shares of Class A common stock in connection with business combinations	—	—	—	—	—	—	—	—	390,122	3,121	—	—	526,930	—	—	—	—	530,051
Receipt of 1,243,855 shares of Class A common stock in connection with discontinued operations (note 16)	—	—	—	—	—	—	—	—	(1,243,855)	—	—	—	—	—	(428,037)	—	—	(428,037)
Amortization of unearned compensation (note 14)	—	—	—	—	—	—	—	—	—	—	—	—	(29,307)	—	—	—	42,995	13,688
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,574,088)	—	—	—	(30,574,088)

Balances at December 31, 2002	—	$—	—	$—	—	$—	—	$—	33,085,992	$274,638	5,694,445	$45,556	$200,729,576	$(188,502,401)	$(428,037)	$—	$(109)	$12,119,223

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(30,574,088)	$(92,417,290)	$(33,135,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	232,688	—
Write-off of deferred debt issue costs	1,358,126	—	—
Depreciation and amortization	3,854,209	15,707,723	10,165,591
Loss on disposal of assets	34,292	414,036	—
Accretion to redemption value of note receivable	—	—	(1,811,680)
Impairment of assets held and used	3,427,445	11,085,494	—
Impairment of assets held for sale	6,961,108	44,628,916	2,491,486
Equity in operations of unconsolidated investee	(4,066)	21,611	9,088
Impairment of investment in unconsolidated investee	2,398,935	—	—
Noncash compensation	—	301,156	1,339,268
Amortization of unearned compensation	13,688	25,670	18,032
Reserve for obsolescence	—	354,772	—
Change in fair value of financial instruments	(66,899)	—	—
Minority interest	(136,447)	136,447	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	12,361,251	2,846,233	(14,477,226)
Inventories	6,836,887	(3,250,173)	(1,815,598)
Cattle deposits	1,786,754	836,483	(1,711,811)
Prepaid expenses and other assets	892,078	77,929	(1,574,805)
Restricted cash	1,505,000	—	(1,505,000)
Collection of Amiris receivables	—	—	297,003
Due from related parties, net	(1,906,205)	(624,561)	183,116
Accounts payable and accrued liabilities	(13,279,924)	2,414,167	8,887,639
Advance payments from customers	(291,066)	(271,283)	441,100

Net cash used in operating activities	(4,828,922)	(17,479,982)	(32,198,894)

Cash flows from investing activities:
Business combinations, net of cash acquired	(687,500)	(10,327,669)	(37,693,635)
Purchases of intangibles	—	(1,134,000)	—
Investment in Turnkey Computer Systems, Inc.	—	—	(1,265,000)
Purchases of property and equipment	(569,080)	(7,938,718)	(16,341,271)
Proceeds from sale of property, plant and equipment	44,388	—	—
Proceeds from sale of assets held for sale	2,723,550	—	—
Proceeds from sale of investment in Turnkey Computer Systems, Inc.	322,000	—	—

Net cash provided by (used in) investing activities	1,833,358	(19,400,387)	(55,299,906)

Cash flows from financing activities:
Net payments to related parties	—	—	(11,722,633)
Net borrowings (payments) on line of credit	(9,658,062)	9,670,777	—
Capital contributed by lessee/operator in lessee/operator activity	100,000	412,862	—
Distributions to minority interest	(512,862)	—	—
Payment on note payable	—	—	(900,000)
Payments on capital lease obligations	(391,223)	(267,755)	(306,388)
Offering costs	—	(3,418)	(7,577,420)
Net proceeds from issuance of preferred stock	—	—	23,000,000
Net proceeds from issuance of common stock	—	2,992,493	115,500,316

Net cash provided by (used in) financing activities	(10,462,147)	12,804,959	117,993,875

Net change in cash	(13,457,713)	(24,075,410)	30,495,075
Cash and cash equivalents, beginning of period	18,736,162	42,811,572	12,316,497

Cash and cash equivalents, end of period	$5,278,449	$18,736,162	$42,811,572

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Supplemental disclosures:
Cash paid for interest	$574,899	$232,475	$359,721
Non-cash investing and financing activities:
Capital lease for equipment	—	864,015	307,336
Issuance of Class A common stock in connection with business combinations	530,051	687,500	23,886,177
Return of Class A common stock in connection with sale of business	428,037	—	—
Notes receivable from sale of business	482,135	—	—
Reversal of unearned compensation/accrued salaries and benefits	29,307	—	—
Issuance of warrants in connection with revolving line of credit (note 12)	—	914,376	—
Liabilities incurred in connection with business combinations	—	—	4,800,000
Conversion of Series A, B, and C preferred stock and redeemable Class A common stock into Class A common stock	—	—	513,775
Conversion of Series D preferred stock into Class B common stock	—	—	45,556
Extinguishment of Turnkey Computer Systems, Inc. put right (note 8)	—	—	414,339
Accretion to redemption value of Class A common stock in connection with Turnkey Computer Systems, Inc. transaction (note 8)	—	—	5,060

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)    Organization

(a)    Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company providing individual-animal tracking, food safety and supply-procurement services to the beef industry. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as other food safety technologies.

During the second quarter of 2002, the Company announced that it was divesting its cattle operations and planned to either sell or dispose of these operations. Accordingly, operating results for all periods presented exclude the cattle operations that have been sold or disposed and are classified as discontinued operations in the accompanying financial statements. As of December 31, 2002, the Company had one remaining cattle operation, which was in the process of being disposed, is considered held and used and is included in the operating results for all periods presented until the date of disposal, at which time it will be reclassified to discontinued operations.

The Company operates entirely within the cattle marketplace. However, the gross margins associated with cattle sales and the related prospects for this portion of the Company’s business differ from the rest of the Company’s cattle-related product offerings. Accordingly, the Company’s reportable segments consist of cattle sales and other products and services.

(b)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the activities conducted under the lease and operating agreements. The Company believes that consolidation of these activities, notwithstanding lack of technical majority ownership, is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means of the lessee/operator remaining an employee of the Company, the Company’s majority share of the profits or losses derived from the activities, certain control terms of the lease and operating agreements and the relatively short-term nature of the agreements which are terminable by either party. The results of operations of the activities conducted under the lease and operating agreements is included in discontinued operations. As of July 31, 2002, all lease and operating agreements were no longer effective and the related assets had been sold. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s investment in Turnkey Computer Systems, Inc. (“Turnkey”), a private corporation, is accounted for by the equity method. Accordingly, the Company’s share of Turnkey’s earnings or losses is reflected in the caption “equity in operations of unconsolidated investee” in the consolidated statements of operations. The Company’s carrying value of Turnkey includes the unamortized excess of the cost of the Company’s interest in Turnkey over its equity in the underlying net assets determined at the dates of acquisition. This excess has been amortized on a straight-line basis over 10 years and the related amortization is included in “equity in operations of unconsolidated investee” in the consolidated statements of operations through December 31, 2001. Upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), the Company ceased amortization of the goodwill and during the three months ended September 30, 2002 completed a review for impairment in accordance with APB Opinion No. 18. Based on this review, the Company recognized a $2.4 million impairment charge, as management believed there was a loss in value of the investment that is other than a temporary decline. In December 2002, the Company sold the investment for $322,000 in cash.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    Summary of Significant Accounting Policies

(a)    Cash and Cash Equivalents

Cash and cash equivalents include amounts on deposit with financial institutions and investments with maturities of 90 days or less. For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of 90 days or less to be cash equivalents. Cash equivalents of $100,000 at December 31, 2002 and $115,000 at December 31, 2001 consist of highly liquid debt instruments with maturities of 90 days or less. As of December 31, 2002, $100,000 of the cash equivalents is pledged to support the Company’s corporate credit cards.

(b)    Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(c)    Inventories

Inventories consist primarily of stocker cattle awaiting immediate resale, which are stated at the lower of cost or market. All cattle are acquired in groups and the costs of cattle are accumulated by group rather than individual animal. Actual market prices could be materially different from the carrying cost at the time the cattle are sold. Other inventories are stated at the lower of cost or market as determined by the weighted average cost method.

(d)    Property, Plant and Equipment

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

(e)    Capitalized Software Costs

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

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)    Intangibles

Intangibles consist of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. Goodwill resulting from business combinations completed prior to July 1, 2001 was amortized on a straight-line basis over its estimated useful life, which ranged from 3 to 5 years, through December 31, 2001. The Company adopted the provisions of SFAS No. 142, as of January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

(g)    Impairment of Long-Lived Assets

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

Assets not meeting the criteria of held for sale, continue to be classified as held and used until they are disposed of. Impairment losses for assets held and used are measured as the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value and are included in continuing operations.

(h)    Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, amounts due from and to related parties, accounts payable, accrued liabilities and advance payments from customers approximate their fair value due to the short maturity of these instruments. The carrying amount of capital lease obligations and lines of credit approximates their fair value since the interest rates appropriately reflect the current credit risk associated with these obligations.

(i)    Revenue Recognition

The Company generates the majority of its revenue from cattle sales transactions where it acts as a principal in the purchase and sale of cattle. For cattle sales transactions where the Company is the principal in the arrangement, the Company purchases cattle from the seller, records the cattle as inventory until delivered to an accepted buyer and is exposed to both the inventory and credit risk that results from the transaction. In these types of transactions, the Company records the gross revenue earned and related product costs incurred. For all other products and services offered by the Company, the Company acts as a principal to the transaction and gross revenue and related product cost are recognized as products are shipped or services are provided.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)    Income Taxes

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

(k)    Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148). This statement amends Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in the summary of significant accounting policies of the effect of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.

As of December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in note 14. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

If the Company had elected to adopt the fair value-based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	2002	2001	2000
Net loss as reported	$(30,574,088)	$(92,417,290)	$(33,135,097)
Add: Stock-based employee compensation expense included in reported net loss	42,996	326,826	1,357,300
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,309,086)	(3,523,273)	(4,565,548)

Pro forma net loss	$(32,840,178)	$(95,613,737)	$(36,343,345)

Net loss per share as reported – basic and diluted	$(0.78)	$(2.53)	$(1.05)

Pro forma net loss per share – basic and diluted	$(0.83)	$(2.61)	$(1.15)

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l)    Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders (net loss less accretion related to redeemable Class A common stock and beneficial conversion feature related to Series D preferred stock) by the weighted average number of shares of common stock outstanding less the shares of redeemable Class A common stock. The Company’s stock options (4,728,776 shares at December 31, 2002, 4,748,140 shares at December 31, 2001 and 4,167,127 shares at December 31, 2000) have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

(m)    Hedging Activities

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.” In June 2000 the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, and recorded a cumulative effect of a change in accounting principle of approximately $233,000. The change in fair value of all derivative contracts amounted to approximately $64,000 and $536,000 for the years ended December 31, 2002 and 2001, respectively, and is included in discontinued operations. The contract lives are generally less than six months.

Prior to the divestiture of the Company’s cattle operations in the second and third quarters of 2002, in the ordinary course of business, the Company entered into purchase and sale contracts for cattle that required delivery at a future date. Management believes that these transactions fall under the “normal purchases and normal sales” exception described within SFAS No. 133, as amended. The Company also entered into a limited number of cattle futures transactions. Currently, the Company does not maintain the documentation required by the standard to qualify for hedge accounting with respect to cattle futures transactions. As of December 31, 2002, the Company does not have any cattle futures contracts with purchase commitments or sales commitments.

(n)    Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had no such transactions, events or circumstances during 2002, 2001 or 2000 other than net losses. Thus, comprehensive loss is the same as net loss for 2002, 2001 and 2000.

(o)    Recent Accounting Pronouncements

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

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to SFAS No. 143 and, therefore, does not currently expect adoption to have an impact on the financial statements.

Statement of Financial Accounting Standards No. 145 “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145), was issued in April 2002. SFAS No. 145 is applicable for years beginning after May 15, 2002 with respect to early extinguishment of debt and for financial statements issued after May 15, 2002 for other provisions. Early application is encouraged. Based on the Company’s current situation, only the recission of SFAS No. 4 is currently expected to impact the Company. Upon adoption, the Company will be required to reclassify the $1.8 million extraordinary item related to early extinguishment of debt recorded during the quarter ended June 30, 2002 to continuing operations. The Company adopted SFAS No. 145 in January 2003.

Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), was issued in June 2002. SFAS No. 146 is applicable for exit or disposal activities initiated after December 31, 2002. Early adoption is encouraged. SFAS No. 146 applies to costs associated with an exit activity or with a disposal of long-lived assets. Upon adoption, a company may not restate previously issued financial statements. The Company adopted SFAS No. 146 in January 2003 and does not expect its provisions to have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 supersedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company adopted Interpretation No. 45 in January 2003 and does not expect its provisions to have a material impact on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

(p)    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(q)    Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements in order to conform to 2002 classifications. The changes had no effect on previously reported net loss.

(3)    Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $188.5 million as of December 31, 2002. For the year ended December 31, 2002, the Company incurred a net loss of approximately $30.6 million and negative cash flows from operations of $4.8 million. Management expects operating losses to improve throughout 2003. During the second quarter of 2002, the Company determined that the Company’s long term goals and interests were best served by divesting all the remaining owned cattle operations, as well as the leased cattle operations, through sale or liquidation. This action has freed up working capital and generated proceeds from sales. The Company expects that cash balances and cash flows generated primarily from sales of VerifEYE products will meet its anticipated cash requirements during 2003. In addition, the Company plans to increase its revenue related to supply chain management sales, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. However, if sales from the VerifEYE product do not meet expectations in 2003, the Company may need to seek additional sources of liquidity.

(4)    Restricted Cash

Current restricted cash is cash held by lessee/operator entities and is related to the lease and operating agreement activities. Accordingly, this cash may only be used to satisfy the cash flow requirement of these activities and is not available to the Company for other uses. As of July 31, 2002, the lease and operating agreements are no longer effective and, therefore, there is no restricted cash related to the lessee/operator entities.

Non-current restricted cash consists of cash invested in certificates of deposit with maturities of 180 days or less. These certificates of deposit are necessary to support the Company’s bond requirement with the Packers and Stockyards to buy and sell cattle in the U.S. public market. Due to the divestiture of the cattle businesses and the resulting reduction in the Company’s bond requirement, this cash had been released as of December 31, 2002.

(5)    Inventories

Inventories consist of:

	2002	2001
Cattle	$29,348	$6,561,476
Other	7,080	311,839

	$36,428	$6,873,315

(6)    Related Party Transactions

Amounts due from related parties consist of $2.5 million as of December 31, 2002 and $121,000 as of December 31, 2001. These balances are due from employees and shareholders’ related businesses. Due from

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related parties includes a note receivable from Eastern Livestock, LLC (“Eastern”) in the amount of $2.0 million, which bears interest at the prime rate and is to be paid on or before January 15, 2003. Payment was received on January 15, 2003. Due from related parties also includes a non-interest bearing receivable from Eastern in the amount of $400,000 to be paid in two equal installments on August 5, 2003 and August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. Interest, at 4.75%, has been imputed on this receivable. The remaining $145,000 included in due from related parties is due from entities other than Eastern. Included in the balance as of December 31, 2001 is an unsecured note receivable of $75,000 from an officer of the Company which was paid in full in August 2002.

Amounts due to related parties consist of $0 as of December 31, 2002 and $10,641 as of December 31, 2001. This balance is due to employees and shareholders’ related businesses.

The Company has both cattle sales and purchase transactions with Eastern, certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases are made on trade accounts with the same credit terms of the Company’s other customers and suppliers. Cattle sales to related parties amounted to approximately $3.6 million in 2002, $3.1 million in 2001 and $0 in 2000. Cattle purchases from related parties amounted to approximately $418,000 in 2002, $758,000 in 2001 and $0 in 2000.

Cattle sales to related parties included in discontinued operations amounted to $58.9 million, $323.5 million and $226.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cattle purchases from related parties included in discontinued operations amounted to $49.3 million, $106.3 million and $54.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company leases office facilities in Weatherford, Oklahoma from a director of the Company for $18,000 per year.

As disclosed in note 16, the Company sold assets acquired in June 2000 from W.P. Land and Livestock Inc., d/b/a Jordan Cattle Auction (“Jordan”) and assets acquired in September 2000 from RPT Land & Cattle Company (“Thigpen”) to related parties during the three months ended June 30, 2002. In addition, the Company sold assets acquired in May 2000 from Eastern Livestock, Inc., assets acquired in July 2000 from Ed Edens Farms (“Edens”), assets acquired in August 2000 from LeMaster Livestock, Inc. (“LeMaster”), assets acquired in August 2000 from Mountain Plains Video Contract Auction (“Mountain Plains”), assets acquired in December 2000 from J&L Livestock Company (“Jansma”) and assets acquired in January 2001 from BBBBP & S, LLC, d/b/a Bluegrass Stockyards (“Bluegrass”) to related parties in the three months ended September 30, 2002. The Company has no continuing involvement in the operations of these entities.

Amounts due to XL Vision, Inc.

As of December 31, 2000, the Company had amounts due to XL Vision, Inc. (XL Vision) of $313,009 for the repayment of working capital, a technology fee and interest charges. These amounts were paid during the year ended December 31, 2001. There were no balances due to XL Vision as of December 31, 2002 or 2001.

Administrative Services Fee

The Company entered into an agreement during December 1997 with XL Vision to provide administrative support services such as management consulting, investor relations, legal and accounting services. The amounts due under this agreement are payable monthly to XL Vision and Safeguard Scientifics, Inc. (“Safeguard”), a shareholder of XL Vision, and were originally based upon an aggregate of 1.5% of gross revenues, with a maximum fee not to exceed $300,000 per annum. During August 1999, the agreement was amended such that the

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative services fee was applied to net contribution margin on cattle sales and gross revenue for all other sales. In April 2000, the agreement with Safeguard was terminated and the agreement with XL Vision was amended again such that the administrative services fee charged to the Company is based upon an estimate of hours spent by XL Vision personnel in support of the Company. Administrative service fees were approximately $0 in 2002, $76,100 in 2001 and $87,500 in 2000.

Leases

The Company leased equipment under a capital lease, effective April 20, 1998, with an affiliated entity, XL Realty Corp. The Company subsequently purchased the equipment in February 2000. Interest expense was approximately $3,000 in 2000.

Through March 2001, the Company subleased its corporate facilities from XL Vision, which leased the facility from XL Realty Corp. Rent expense varied based upon space occupied by the Company and included charges for base rent, repairs and maintenance, telephone and networking expenses, real estate taxes and insurance. As of April 1, 2001 the Company moved into a new facility and entered into a two-year lease with XL Realty Corp. Base rent expense is approximately $30,000 per month and the Company is responsible for real estate taxes and insurance. Rent expense was approximately $481,000 in 2002, $360,000 in 2001 and $706,500 in 2000.

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

Interest expense on these borrowings was approximately $116,000 in 2000.

Sale of Series D Preferred Stock

On October 27, 1999, the Company issued 4,555,556 shares of Series D preferred stock and a warrant to acquire 1,138,889 shares of Class B common stock to Internet Capital Group, Inc. (“ICG”), an affiliate of Safeguard. The shares of Series D preferred stock were converted into 1.25 shares of Class B common stock concurrent with the Company’s IPO in February 2000. The warrant was exercisable at the Company’s IPO price of $15 per share and expired on November 16, 2002. In return for these instruments, the Company received cash of $18,000,000 in November 1999 and a $23,000,000 non-interest bearing note receivable due on October 27, 2000. Imputed interest on the note receivable was 9.5% and amounted to $2,185,000 over the life of the note ($1,811,680 in 2000 and $373,320 in 1999).

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

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the number of Class B common shares into which the preferred stock was convertible (5,694,445). The resulting value of the beneficial conversion feature was $5,523,612.

(7)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of:

	2002	2001
Land	$—	$1,114,857
Buildings and improvements	—	4,685,180
Computer equipment and software	9,736,536	12,527,850
Furniture, fixtures and equipment	1,807,365	2,334,796
Leasehold improvements	302,882	164,928
Barn equipment and vehicles	100,963	240,675

	11,947,746	21,068,286
Less accumulated depreciation and amortization	6,600,235	5,860,457

Property, plant and equipment, net	$5,347,511	$15,207,829

Assets under capital lease amounted to $1,200,085 as of December 31, 2002 and 2001. Accumulated amortization for assets under capital lease totaled approximately $485,844 and $240,994 as of December 31, 2002 and 2001, respectively.

As of December 31, 2001, the Company owned and leased two properties; one in Okolona, Mississippi under an operating lease arrangement that expired in July 2002 and one in Chilton, Texas under a lease and operating agreement, as described in note 1, that expires in August 2005. The leased property was recorded at cost and was depreciated on the straight-line basis. Estimated useful lives range from 3-20 years. The leased property had a total book value of approximately $1,736,000 consisting of $347,000 of land, $1,275,000 of buildings and improvements, $78,000 of furniture, equipment and fixtures, $28,000 of barn equipment and vehicles and $8,000 of computer equipment and software, less accumulated depreciation of $656,000 for a net book value of $1,080,000. The Chilton, Texas property was sold effective in May 2002 and the Okolona, Mississippi property was sold in August 2002. Additional discussion of these sales is included in note 16—Discontinued Operations.

(8)    Investment in Turnkey Computer Systems, Inc.

During August 1999, the Company purchased 19% of the common stock outstanding of Turnkey for $1,822,833, and carried the investment at cost until October 2000 since the Company did not have significant influence over the investee. In connection with this investment, the Company issued 62,500 shares of redeemable Class A common stock valued at $400,000, and executed a $1,400,000 note payable to Turnkey. A $500,000 payment was made in December 1999 and $500,000 was due in 2000 and $400,000 was due in 2001 pursuant to the terms of the note. The common stock purchase agreement with Turnkey contained a put right which allowed Turnkey the one-time right to put to the Company its redeemable Class A common shares for a fixed purchase price of $500,000. The redeemable Class A common stock was classified outside of stockholders’ equity as of December 31, 1999, with the difference between the carrying amount and the redemption amount of $500,000 accreted to redeemable Class A common stock as a charge to additional paid-in capital using the effective interest method.

During February 2000, the Company completed an initial public offering (“IPO”) and repaid the remaining balance due on the note payable to Turnkey. In addition, Turnkey exercised its one-time right under the common

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock purchase agreement and put to the Company 62,500 shares of its redeemable Class A common stock in exchange for 62,500 shares of Class A common stock.

During October 2000, the Company purchased an additional 11% of the common stock outstanding of Turnkey for $1,265,000 in cash. The Company then had direct ownership in 30% of the issued and outstanding capital stock of Turnkey and accounted for this investment under the equity method. The amount by which the Company’s carrying value exceeded its share of the underlying net assets of Turnkey was $2,725,697 as of October 1, 2000 and prior to adoption of SFAS No. 142, was amortized on a straight-line basis over 10 years ($272,568 in 2001 and $68,142 in 2000) and adjusted the Company’s share of Turnkey’s earnings or losses. In September 2002, the Company performed an impairment test on the remaining goodwill using the guidelines of APB Opinion No. 18. Based on the results of this test the goodwill included in the investment in Turnkey was written down to its estimated fair value. The impairment of the goodwill resulted in a non-cash charge of $2.4 million, which is included in the impairment of investment in unconsolidated investee. In December 2002, the Company sold its investment in Turnkey back to Turnkey Computer Systems, Inc. for $322,000 in cash. The resulting gain on sale was not material.

(9)    Intangibles

On January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. As a result of this adoption, the Company ceased to amortize approximately $9.8 million of goodwill as of January 1, 2002, including the goodwill of approximately $2.4 million, related to the Company’s investment in Turnkey. The Company recorded approximately $1.1 million and $1.4 million of amortization expense in continuing operations and $9.9 million and $6.5 million of amortization expense that is included in discontinued operations during the years ended December 31, 2001 and 2000, respectively. If SFAS No. 142 were not effective January 1, 2002, the Company would have recorded approximately $619,000 of amortization expense in continuing operations and $847,000 of amortization expense in discontinued operations during the year ended December 31, 2002. In lieu of amortization, the Company performed an initial impairment review of goodwill as of January 1, 2002. Based upon the initial step of this review and as a result of the SFAS No. 121 impairment charges recorded during the year ended December 31, 2001, the Company determined there was no material transitional impairment charge relating to goodwill.

The changes in the carrying amount of intangibles (all related to the cattle segment) for the year ended December 31, 2002 are as follows:

Balance at December 31, 2001	$6,308,659
Goodwill acquired during year	1,097,164
Impairment losses	(7,405,823)

Balance at December 31, 2002	$—

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill included in the investment in Turnkey for the year ended December 31, 2002 are as follows:

Balance at December 31, 2001	$2,398,936
Impairment losses	(2,398,936)

Balance at December 31, 2002	$—

The following table presents the actual results of continuing operations, discontinued operations and net loss for the years ended December 31, 2002, 2001 and 2000, as well as the pro forma years ended December 31, 2001 and 2000 reflecting the effect on results if SFAS No. 142 had been effective January 1, 2000:

	Year Ended December 31,
	2002	2001	2000
Reported loss from continuing operations	$19.1 million	$36.7 million	$30.1 million
Goodwill amortization	—	1.1 million	1.4 million
Adjusted loss from continuing operations	$19.1 million	$35.6 million	$28.7 million
Earnings per share:
Reported loss from continuing operations	$0.48	$1.00	$0.95
Goodwill amortization	—	0.03	0.04
Adjusted loss from continuing operations	$0.48	$0.97	$0.91
Reported loss from discontinued operations	$9.7 million	$55.6 million	$3.1 million
Goodwill amortization	—	9.9 million	6.5 million
Adjusted loss (income) from discontinued operations	$9.7 million	$45.7 million	$(3.4 million)
Earnings per share:
Reported loss from discontinued operations	$0.25	$1.51	$0.10
Goodwill amortization	—	0.27	0.21
Adjusted loss (income) from discontinued operations	$0.25	$1.24	$(0.11)
Reported net loss	$30.6 million	$92.4 million	$33.1 million
Goodwill amortization	—	11.0 million	7.9 million
Adjusted net loss	$30.6 million	$81.4 million	$25.2 million
Earnings per share:
Reported net loss	$0.78	$2.53	$1.05
Goodwill amortization	—	0.30	0.25
Adjusted net loss	$0.78	$2.23	$0.80

As a result of the Company’s decision to sell or close all cattle operations, an impairment test was performed during the quarter ended June 30, 2002 on all goodwill associated with the cattle operations. Based on the results of the impairment test, all goodwill related to cattle operations was written-off. The impairment of the goodwill associated with the cattle operations that will be closed resulted in a $1.7 million charge for the year ended December 31, 2002 and is included in impairment, restructuring and related charges. The impairment of the goodwill associated with the cattle operations to be sold resulted in a $4.9 million charge for the year ended December 31, 2002 and is included in discontinued operations.

During the quarter ended September 30, 2002, the Company performed impairment tests on the remaining intangible asset and goodwill included in the investment in Turnkey. Based on the results of these tests, the

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets related to the purchase of Cyberstockyard, Inc. in March 1999, was written-off and the goodwill included in the investment in Turnkey was written down to fair value. The impairment of the intangible resulted in a $44,000 charge, which is included in impairment, restructuring and related charges. The impairment of the goodwill resulted in a charge of $2.4 million, which is included in the impairment of investment in unconsolidated investee.

During the fourth quarter of 2002, the Company evaluated the need for additional capital required to update the technology associated with the purchase of Professional Cattle Consultants, LLC, in May 1999, in order to increase its market share and reach profitability. Based on this additional review the Company determined that the additional capital expenditures required to update this technology and increase its market share would not be cost beneficial. Without additional capital investment the fair value of the intangible asset was $0 and an impairment charge of $748,000 is included in impairment, restructuring and related charges.

(10)    Leases

The Company leases certain property and equipment under various operating and capital lease arrangements that expire in various years through 2005. Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

	Capital leases	Operating leases
2003	$331,920	$291,425
2004	205,868	153,698
2005	—	38,504

Total minimum payments	537,788	$483,627

Amount representing interest	(25,415)

Obligation under capital leases	512,373
Current installments of capital lease obligations	315,406

Capital lease obligation, excluding current installments	$196,967

Rental expense under all operating leases was approximately $686,000 in 2002, $469,000 in 2001 and $175,000 in 2000.

(11)    Lines of Credit

In May 2002, the Company retired the $30 million revolving line of credit agreement (the “LOC”) from The CIT Group/Business Credit, Inc. (“CIT”). An extraordinary loss of $1.8 million was incurred as a result of the early retirement of debt, consisting of a $425,000 pre-payment penalty and approximately $1.4 million of debt issue costs.

The lease and operating agreements provided for the lessee/operators to obtain lines of credit to fund working capital requirements of the lease and operating activities. These lines of credit were nonrecourse to the Company. Each of the lessee/operators had lines of credit that provided for advances generally up to 85% of eligible receivables and 85% of eligible inventories. The lines of credit were collateralized by the related receivables and inventories owned by the lessee/operators. The total amount outstanding under all lines of credit was $0 as of December 31, 2002 and $9,658,062 as of December 31, 2001. As of December 31, 2002, all lease and operating agreements are no longer effective.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Stock Purchase Warrants

In connection with the LOC agreement, the Company entered into a warrant purchase agreement with certain stockholders who provided, in the aggregate, $9 million in standby letters of credit on the Company’s behalf as additional collateral for the LOC. As part of this agreement, the Company issued 764,328 stock purchase warrants to these stockholders as consideration for providing and maintaining the letters of credit. The warrants are exercisable at $1.55 per share and expire on August 24, 2004. The warrants were valued using the Black-Scholes model with the following assumptions: expected term—3 years, risk free interest rate—4.25% and volatility—135.0%. These assumptions yielded a value of $914,376, which was capitalized as debt issue costs. The remaining unamortized costs, upon termination of the line of credit, are included in the approximately $1.4 million of debt issue costs discussed in note 11—Lines of Credit.

(13)    Equity

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

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(14)    Stock Plan

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

In July 2000, the Company’s stockholders approved an amendment to the 1999 Plan to increase the number of shares available for grant to 4,000,000 shares. In May 2002, the Company’s stockholders approved an amendment to the 1999 Plan to increase the number of shares available for grant to 6,000,000 shares.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option transactions follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance outstanding, December 31, 1999	2,769,116	$2.93	9.01
Granted	1,785,926	16.57
Exercised	(257,656)	1.23
Cancelled	(130,259)	7.68

Balance outstanding, December 31, 2000	4,167,127	$8.73	8.60
Granted	3,210,950	1.94
Exercised	(306,141)	1.09
Cancelled	(2,323,796)	10.64

Balance outstanding, December 31, 2001	4,748,140	$3.69	8.56
Granted	1,575,825	0.63
Exercised	—	—
Cancelled	(1,595,189)	4.26

Balance outstanding, December 31, 2002	4,728,776	$2.48	8.12

As of December 31, 2002, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Remaining Life (in years)	Average Exercise Price	Number of Options	Average Exercise Price
$ 0.33 – $ 0.58	1,348,950	9.41	$0.5722	344,988	$0.5733
$ 0.67 – $ 0.80	811,908	5.69	$0.7965	781,533	$0.8000
$ 0.87 – $ 0.89	961,750	8.48	$0.8829	404,250	$0.8825
$ 0.93 – $ 1.44	640,388	8.74	$1.3808	190,931	$1.3485
$ 1.45 – $ 2.40	263,002	7.24	$1.9547	141,220	$2.1280
$ 3.08 – $ 4.41	290.250	8.09	$4.3602	116,937	$4.3441
$ 4.80 – $11.91	270,428	7.44	$11.0667	158,807	$10.8726
$14.38 – $62.38	142,100	7.48	$26.6991	77,827	$25.7584

As of December 31, 2002 and 2001, there were 2,216,493 and 1,620,918 options exercisable, respectively, at weighted average exercise prices of $2.70 and $3.28, respectively.

As of December 31, 2002 and 2001, there were 2,136,635 and 285,211 options available for grant, respectively.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of stock options, calculated on the date of grant using the Black-Scholes option-pricing model, was $0.53 in 2002, $1.54 in 2001 and $12.82 in 2000. The following weighted average assumptions were used to determine fair value:

	2002	2001	2000
Expected volatility	121.2%	109.3%	100%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.43%	4.73%	5.97%
Expected life in years	5.00	5.00	5.00

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

In March 1999, the Company granted 360,625 stock options with an exercise price of $1.60 and a fair value of $1.80. The Company recorded $72,126 of unearned compensation at the grant date and is amortizing the unearned compensation to earnings over the vesting period. Compensation expense related to the grant of these options totaled $22,430 in 2002, $18,031 in 2001 and $18,032 in 2000, and is included in selling, general, and administrative expenses in the consolidated statements of operations.

In May 2000, the Company accelerated vesting of 93,750 stock options, due to employee terminations, and recognized compensation expense of $1,339,268. This amount is included in selling, general, and administrative expenses in the consolidated statements of operations.

In February 2001 the Company accelerated vesting of 25,001 stock options, due to employee terminations, and recognized compensation expense of $75,518. This amount is included in selling, general, and administrative expenses in the consolidated statements of operations. The Company also accelerated the vesting of 10,000 stock options and recognized $28,204 of unearned compensation that is being amortized over the remaining service period. Compensation expense related to these options totaled $20,565 in 2002 and $7,639 in 2001, and is included in selling, general and administrative expenses in the consolidated statements of operations.

In May 2001 the Company accelerated vesting of 729,376 stock options, due to employee terminations, and recognized compensation expense of $225,638. This amount is included in impairment and related charges in connection with the formal restructuring plan, approved by the Board of Directors on May 14, 2001.

(15)    Impairment and Related Charges

In the three months ended March 31, 2002, restructuring charges of approximately $58,000 were recorded for costs to exit unused facilities and an impairment charge of approximately $128,000 was recorded to write down the intangible assets of the cattle operation to be disposed to estimated fair value.

In April 2002, the Company determined that it would sell or close all the remaining owned cattle operations. In connection with the determination to divest these operations and pursuant to SFAS No. 144, the Company evaluated the fair value of the long-lived assets, including intangibles of its cattle operations. The assets of the operations to be sold were adjusted to the estimated fair value and both the write-down of these assets and the

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results of operations for these businesses are included in discontinued operations (see note 16). The value of the intangible assets of the operations to be liquidated were also evaluated and the Company determined that estimated future undiscounted cash flows expected to result from the use and eventual disposition of the assets were below the carrying value of the assets. The Company adjusted the carrying value of these assets to their estimated fair value of $0, resulting in a noncash impairment loss of approximately $1.7 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 10% and were estimated based on actual operating results during the second quarter of 2002, projected over the anticipated period required to complete the disposal.

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

In August 2002, the Company determined it would discontinue its interactive website, replacing it with a less expensive, standard corporate website. This resulted in an adjustment to the carrying value of the website assets to their estimated fair value of $34,000, resulting in a noncash impairment loss of approximately $812,000. The estimated fair value was based on anticipated future cash flows, which are based on anticipated web advertising revenues during the fourth quarter of 2002. In addition, the Company recorded a noncash impairment charge of $44,000 to write-down the intangible related to the purchase of Cyberstockyard, Inc., in March 1999, to its estimated fair value of $0.

In December 2002, the Company determined, based on revised revenue and cost projections, that the estimated fair value of the intangible related to the acquisition of Professional Cattle Consultants, LLC, in March 1999, was $0, which resulted in a noncash impairment charge of approximately $748,000.

In an effort to reset the Company’s cost structure to the current business level, and focus on those products and services that have the most potential to add to its gross margin and help achieve its near-term profitability goals, the Company announced plans on May 15, 2001, approved by the Company’s Board of Directors, to reduce its workforce by approximately 60 personnel and write-down to fair value the carrying value of non-strategic assets. Pursuant to these plans, the Company recorded impairment, restructuring and related charges of approximately $14.2 million in the second quarter of 2001, of which $11.8 million is included in operating expenses under impairment, restructuring and related charges and the remaining $2.4 million is included in discontinued operations. The charge included approximately $12.4 million, ($2.4 million in discontinued operations), for asset write-downs, primarily associated with discontinued product lines and a facility closing, an accrual for involuntary employee termination benefits and contract termination fees of $1.6 million and stock compensation charges of $226,000 associated with the accelerated vesting of stock options for certain terminated employees.

During the third quarter of 2001, the Company recorded additional impairment, restructuring and related charges of $39.8 million, of which $327,000 is included in operating expenses under impairment, restructuring and related charges and the remaining $39.4 million is included in discontinued operations. The charge included in discontinued operations consists of asset write-downs associated with the cattle operations. The charge included in operating expenses consists primarily of an accrual for involuntary employee termination benefits and contract termination fees of $307,000.

In the fourth quarter of 2001, the Company recorded additional impairment, restructuring and related charges of $3.5 million, of which $716,000 is included in operating expenses under impairment, restructuring and

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related charges and the remaining $2.8 million is included in discontinued operations. The charge included approximately $3.2 million, ($2.7 million in discontinued operations), for asset write-downs, primarily associated with the cattle operations and an accrual for involuntary employee termination benefits and contract termination fees of $290,000.

A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying consolidated balance sheets) for the years ended December 31, 2001 and 2002 follows:

Balance at December 31, 2000	$—
New charges
Three months ended March 31, 2001	—
Three months ended June 30, 2001	1,619,000
Three months ended September 30, 2001	307,000
Three months ended December 31, 2001	290,000
Cash payments
Three months ended March 31, 2001	—
Three months ended June 30, 2001	(574,000)
Three months ended September 30, 2001	(1,064,000)
Three months ended December 31, 2001	(126,000)

Balance at December 31, 2001	$452,000

New charges
Three months ended March 31, 2002	58,000
Three months ended June 30, 2002	345,000
Three months ended September 30, 2002	—
Three months ended December 31, 2002	—
Cash payments
Three months ended March 31, 2002	(255,000)
Three months ended June 30, 2002	(112,000)
Three months ended September 30, 2002	(337,000)
Three months ended December 31, 2002	(90,000)

Balance at December 31, 2002	$61,000

In the fourth quarter of 2000, the Company determined it was no longer feasible to continue offering its NutriCharge and Infrared imaging products. Accordingly, the Company recorded an impairment charge of $2.3 million to write-off the remaining net book values of accounts receivable, intangibles, fixed assets, and inventories associated with these products. Estimated future cash flows related to accounts receivable, intangibles, fixed assets and inventories indicated that an impairment of the full value had occurred. The Company also recorded a provision for $199,000 in connection with various NutriCharge commitments, which is included in impairment and related charges in the consolidated statement of operations.

(16)    Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests are best served by divesting all remaining cattle

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations sold or disposed of, for both the current and prior periods, to discontinued operations. The loss from discontinued operations includes revenues of $410.0 million, $1.2 billion and $802.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The loss included in loss from discontinued operations for the years ended December 31, 2002, 2001 and 2000 are $8.6 million, $55.6 million and $3.1 million, respectively.

In connection with the determination to divest these operations and pursuant to SFAS No. 144, the Company evaluated the market value of the long-lived assets held for sale, including intangibles of its cattle operations. The assets of the operations to be sold were transferred to assets held for sale and the Company adjusted the carrying value of the assets to their estimated fair value of $3.6 million, resulting in a noncash writedown of approximately $7.3 million. The remaining book value of the assets held for sale was reduced to $109,000 by the sale of the Jordan, Thigpen, Eastern, LeMaster, Jansma and Bluegrass assets, discussed below. In addition, in March 2002, the Company recorded impairment of the goodwill associated with two terminated order-buying facilities in the amount of $106,000, which is included in discontinued operations.

During the quarter ended June 30, 2002, the Company completed the sale of Jordan for $1.2 million of cash and sold the tangible assets of Thigpen for $400,000 of cash and the return of 89,585 shares of eMerge Class A Common Stock. The shares were valued at the closing market price ($0.38 per share) on the date of the sale and amounted to approximately $34,000. These transactions resulted in a loss from disposition of discontinued operations of $1.4 million.

During the quarter ended September 30, 2002, the Company completed the sale of the assets of Eastern, acquired in May 2000, for $200,000 of cash and a note receivable of $400,000 to be paid in two equal installments over the next two years plus the return of 1,000,000 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.34 per share) on the date of sale and amounted to approximately $340,000. The Company also completed the sale of Jansma, acquired in December 2000, for $100,000 of cash plus the return of 154,270 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.35 per share) on the date of sale and amounted to approximately $54,000. Additionally, the Company completed the sale of the tangible assets of Edens, acquired in July 2000, for $300,000 of cash and Bluegrass, acquired in January 2001, for $700,000 of cash. Furthermore, the Company divested LeMaster, acquired in August 2000, in exchange for the release from an unconditional obligation to pay the two original principals of LeMaster total compensation of $750,000 over the next three years. These transactions resulted in a gain from disposition of discontinued operations of $143,000. Finally, the Company closed the Austin facility during the third quarter of 2002 and results of operations were classified as discontinued operations for the current year, as well as all previous years.

On October 10, 2002, the Company completed the sale of the assets of Mountain Plains, effective July 1, 2002, for $120,000, to be paid in three equal installments of $40,000 due in December 2002, December 2003 and December 2004.

On October 25, 2002, the Company closed the Pennell Cattle Company, which was acquired in January 2001. The Company completed the disposition of the remaining cattle operation during January 2003 (see note 20—Subsequent Events).

In December 1998, the Company’s Board of Directors decided to dispose of its transportation segment. The Company’s AMIRIS thermal imaging system, which was the sole product sold in the transportation segment, was sold on January 15, 1999 to Sperry Marine, Inc. for approximately $1,900,000. The Company recognized income from the discontinued segment of $0 in 2002, $0 in 2001 and $84,634 in 2000.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2002 and 2001, management believes it is more likely than not that the Company’s net deferred tax asset will not be realized. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$74,657,000	$55,637,000
Amortization of acquired technology from XL Vision, Inc. (note 6)	—	1,225,000
Research and experimentation tax credit carryforwards	1,697,000	1,495,000
Intangibles	—	5,379,000
Other	582,000	713,000

	79,936,000	64,449,000
Valuation allowance	(79,618,000)	(64,449,000)
Deferred tax liability:
Property, plant and equipment	318,000	—

Net deferred tax assets	$—	$—

The Company has available at December 31, 2002 for federal income tax purposes, unused net operating loss carryforwards of approximately $189.0 million which may be applied against future taxable income and expire in years beginning in 2012. The Company also has approximately $1.7 million in research and experimentation credits carryforwards. The research and experimentation credits, which begin to expire in 2012, can also be used to offset future regular tax liabilities. Utilization of net operating losses and tax credit carryforwards may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

The difference between the “expected” tax benefit (computed by applying the federal corporate income tax rate of 34 percent to the loss before income taxes) and the actual tax benefit is primarily due to the effect of the valuation allowance.

(18)    Segment Information

The Company’s reportable segments consist of cattle sales and other products and services. The cattle sales and other products and services segments are managed separately because each offers different products and expected contribution margins.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes revenue, cost of revenue and gross profit information related to the Company’s two operating segments:

	Years Ended December 31,
	2002	2001	2000
Cattle revenue	$12,582,511	$32,888,620	$—
Other revenue	574,922	848,651	1,688,340

Total revenue	13,157,433	33,737,271	1,688,340

Cost of cattle revenue	12,343,692	32,038,240	—
Cost of other revenue	337,772	1,065,714	1,946,819

Total cost of revenue	12,681,464	33,103,954	1,946,819

Cattle gross profit	238,819	850,380	—
Other gross profit (loss)	237,150	(217,063)	(258,479)

Gross profit	$475,969	$633,317	$(258,479)

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

On January 18, 2002, the Company was named as a defendant in a lawsuit by Stonebridge Acquisition, Inc. in the County Court of Dallas County at Law No. 2, Dallas County, Texas. On August 22, 2002, the Company entered into a compromise settlement agreement in which the Company agreed to pay $150,000 and was released from any and all claims.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other Commitments

During the ordinary course of business, the Company had previously entered into purchase and sale contracts for cattle that require delivery at a future date. As of December 31, 2002, there were no commitments to purchase or sell cattle

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    Subsequent Events

On January 15, 2003, the Company received $2.0 million in repayment of a note receivable outstanding on December 31, 2002.

On January 24, 2003, the Company closed Runnells Peters, which was acquired in January 2001.

Schedule IX

Valuation and Qualifying Accounts

Description	Balance as of December 31, 2001	Charged to costs and expenses	Deductions— Describe		Balance as of December 31, 2002
Allowance for doubtful accounts related to trade accounts receivable	$783,150	$457,006	$(310,858	)(a)	$929,299
Allowance for doubtful accounts related to cattle deposits	$—	$576,493	$—		$576,493
Valuation allowance related to deferred tax assets	$64,449,000	$15,169,000	$—		$79,618,000

Description	Balance as of December 31, 2000	Charged to costs and expenses	Deductions – Describe		Balance as of December 31, 2001
Allowance for doubtful accounts related to trade accounts receivable	$167,937	$619,758	$(4,545	)(a)	$783,150
Allowance for doubtful accounts related to cattle deposits	$—	$—	$—		$—
Valuation allowance related to deferred tax assets	$28,028,000	$36,421,000	$—		$64,449,000

(a)	Receivable balances were determined to be uncollectible and were written off.

Exhibit Index

Ex #	Exhibit Description
10.44	Real Property Lease between XL Realty Corp. and eMerge Interactive, Inc. Dated November 1, 2001

10.45	Equipment and Technology License Agreement by and between Excel Corporation and eMerge Interactive, Inc.

10.46	Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan

23.1	Consent of Independent Certified Public Accountants

99.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002