Form 10-Q
period 2003-03-31
EMERGE INTERACTIVE INC
filed 2003-05-14
CIK 1092605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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
YES ☐ NO ☒

The number of shares of the registrant’s common stock, $0.008 par value, outstanding as of May 12, 2003, was 38,780,439. There were 33,085,994 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT
(For Three Months Ended March 31, 2003)

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

eMerge Interactive, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$5,077,604	$5,278,449
Trade accounts receivable, less allowance for doubtful accounts of $894,962 in 2003 and $929,299 in 2002	136,812	413,875
Inventories (note 3)	290,538	36,428
Prepaid expenses	458,740	484,476
Due from related parties (note 4)	297,451	2,281,630

Total current assets	6,261,145	8,494,858
Property, plant and equipment, net of accumulated depreciation of $7,258,390 in 2003 and $6,600,235 in 2002	4,962,981	5,347,511
Due from related parties (note 4)	217,074	217,074

Total assets	$11,441,200	$14,059,443

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$401,772	$315,406
Accounts payable	572,869	568,394
Accrued liabilities:
Salaries and benefits (note 7)	408,012	469,847
Legal and professional	190,659	165,985
Other	128,250	122,121
Advance payments from customers	291,327	101,500

Total current liabilities	1,992,889	1,743,253
Capital lease obligation, excluding current installments	115,976	196,967

Total liabilities	2,108,865	1,940,220

Stockholders’ equity (note 6)
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 34,329,847 shares in 2003 and 2002; outstanding 33,085,992 shares in 2003 and 2002	274,638	274,638
Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and outstanding in 2003 and 2002	45,556	45,556
Additional paid-in capital	200,729,576	200,729,576
Accumulated deficit	(191,289,398)	(188,502,401)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)
Unearned compensation	—	(109)

Total stockholders’ equity	9,332,335	12,119,223

Total liabilities and stockholders’ equity	$11,441,200	$14,059,443

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenue	$161,542	$230,026
Cost of revenue	74,476	148,091

Gross profit	87,066	81,935

Operating expenses:
Selling, general and administrative	1,575,132	2,028,656
Technology and development	511,451	586,161
Impairment and related charges (note 7)	—	57,925
Depreciation and amortization of intangibles	666,511	1,034,590

Total operating expenses	2,753,094	3,707,332

Operating loss	(2,666,028)	(3,625,397)

Interest and other (expense) income, net	(14,076)	94,727
Interest expense	(8,382)	(308,591)
Gain on disposal of assets	3,513	—
Equity in operations of unconsolidated investee	—	2,386

Loss from continuing operations before income taxes	(2,684,973)	(3,836,875)
Income tax expense (benefit)	—	—

Loss from continuing operations	(2,684,973)	(3,836,875)
Discontinued operations (note 8):
Loss from discontinued cattle operations, net of income taxes of $0 in 2003 and 2002	(102,024)	(251,393)
Minority interest	—	(66,905)

Net loss	$(2,786,997)	$(4,155,173)

Loss from continuing operations per common share – basic and diluted	$(0.07)	$(0.10)

Net loss per common share – basic and diluted	$(0.07)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	38,780,437	39,709,449

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net loss	$(2,786,997)	$(4,155,173)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	666,511	1,136,440
(Gain) loss on disposal of assets	(3,513)	111
Impairment of assets held for sale	—	233,947
Equity in operations of unconsolidated investee	—	(2,386)
Amortization of unearned compensation	109	4,508
Change in fair value of financial instruments	—	(2,218)
Minority interest	—	66,905
Changes in operating assets and liabilities:
Trade accounts receivable, net	277,063	(7,870,358)
Inventories	(254,110)	(1,584,015)
Prepaid expenses and other assets	25,736	(1,465,454)
Due from related parties, net	1,984,179	(296,333)
Accounts payable and accrued liabilities	(21,182)	(3,550,644)
Advance payments from customers	189,827	712,814

Net cash provided by (used for) operating activities	77,623	(16,771,856)

Cash flows from investing activities:
Purchases of property and equipment	(282,120)	(327,075)
Proceeds from sale of property, plant and equipment	3,652	6,499
Business combinations, net of cash acquired	—	(687,500)

Net cash used for investing activities	(278,468)	(1,008,076)

Cash flows from financing activities:
Net borrowings on line of credit	—	6,622,374
Payments on capital lease obligation	—	(113,406)
Capital contributed by lessee/operator to lessee/operator activity	—	100,000

Net cash provided by financing activities	—	6,608,968

Net change in cash	(200,845)	(11,170,964)
Cash and cash equivalents, beginning of period	5,278,449	18,736,162

Cash and cash equivalents, end of period	$5,077,604	$7,565,198

Supplemental disclosures:
Cash paid for interest	$2,864	$48,542
Non-cash investing and financing activities:
Accrued liability for Class A common stock to be issued in connection with business combination	—	30,051
Issuance of Class A common stock in connection with business combinations	—	500,000

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

(b)

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2003, and the results of operations and cash flows for the three-month periods ending March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(c)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the activities conducted under the lease and operating agreements. The Company believes that consolidation of these activities, notwithstanding lack of technical majority ownership, is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means of the lessee/operator remaining an employee of the Company, the Company’s majority share of the profits or losses derived from the activities, certain control terms of the lease and operating agreements and the relatively short-term nature of the agreements which are terminable by either party. The results of operations of the activities conducted under the lease and operating agreements is included in discontinued operations. As of July 31, 2002, all lease and operating agreements were no longer effective and the related assets had been sold. With the completion of the divestiture of all of the cattle operations, the Company dissolved all of its wholly owned subsidiaries during the last quarter of 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

During 2002, the Company’s investment in Turnkey Computer Systems, Inc. (“Turnkey”), a private corporation, was accounted for by the equity method. Accordingly, the Company’s share of Turnkey’s earnings or losses is reflected in the caption “equity in operations of unconsolidated investee” in the consolidated statements of operations. In December 2002, the Company sold the investment for $322,000 in cash.

(d)

Revenue Recognition

Revenues from the sale of all Supply Chain Management products and services are recognized as products are shipped or services are provided.

Revenues from the sale of hand-held VerifEYE Solo™ units are recognized using the revenue recognition principles of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” These principles provide that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangements meet the following criteria:

•

The delivered item(s) has value to the customer on a standalone basis;

•

There is objective and reliable evidence of the fair value of the undelivered item(s); and

•

If the arrangement includes a right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

In addition, these principles provide that arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The amount allocated to the delivered item(s) is limited to that amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. Finally, these principles provide that applicable revenue recognition criteria should be considered separately for separate units of accounting. Food Safety product sales are reviewed by management to determine the separate units of accounting and the allocation of revenues among these units of accounting. Revenue allocated to each unit of accounting is recognized as products are shipped or services are provided.

Revenues from operating leases of VerifEYE Carcass Inspection Systems (“CIS”) will be reported on a straight-line basis over the life of the lease. Upfront, nonrefundable payments will be recognized on a straight-line basis over the minimum lease term.

(e)

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in the summary of significant accounting policies of the effect of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.

As of March 31, 2003, the Company has one stock-based employee compensation plan. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

If the Company had elected to adopt the fair value-based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,

	2003	2002

Net loss as reported	$(2,786,997)	$(4,155,173)
Add: Stock-based employee compensation expense included in reported net loss	109	4,508
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(529,369)	(632,935)

Pro forma net loss	$(3,316,257)	$(4,783,600)

Net loss per share as reported – basic and diluted	$(0.07)	$(0.10)

Pro forma net loss per share – basic and diluted	$(0.09)	$(0.12)

(2)

Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $191.3 million as of March 31, 2003. For the three months ended March 31, 2003, the Company incurred a net loss of approximately $2.8 million, however cash flows provided by operations was $78,000. Management expects operating losses and cash flows to improve throughout 2003. The Company expects that cash balances and cash flows generated primarily from sales of VerifEYE products will meet its anticipated cash requirements during 2003. In addition, the Company plans to increase its revenue related to supply chain management sales, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. However, if sales from the VerifEYE product do not meet expectations in 2003, the Company will need to seek additional sources of liquidity.

(3)

Inventories

Inventories consist of:

	2003	2002

Cattle	$—	$29,348
Raw materials	60,094	—
Finished goods	230,444	5,180
Other	—	1,900

	$290,538	$36,428

(4)

Related Party Transactions

As of March 31, 2003 and December 31, 2002, amounts due from related parties were $515,000 and $2.5 million, respectively. These balances are due from shareholders’ related businesses. As of March 31, 2003, due from related parties includes a non-interest bearing receivable from Eastern Livestock, LLC (“Eastern”) in the amount of $400,000 to be paid in two equal installments on August 5, 2003 and August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. Interest, at 4.75%, has been imputed on this receivable. The remaining $115,000 included in due from related parties, as of March 31, 2003, is due from an entity other than Eastern.

Prior to the divestiture of the cattle operations in 2002, the Company had both cattle sales and purchase transactions with Eastern, certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases were made on trade accounts with the same credit terms of the Company’s other customers and suppliers. Cattle sales to related parties amounted to $0 and $31.5 million for the three months ended March 31, 2003 and 2002, respectively. Related accounts receivable amounted to $576,000 as of March 31, 2002. Cattle purchases from related parties amounted to $0 and $20.4 million for the three months ended March 31, 2003 and 2002, respectively. Related accounts payable amounted to $395,000 as of March 31, 2002.

(5)

Segment Information

The Company’s reportable segments consist of Supply Chain Management products and services and Food Safety products. Supply Chain Management consists of animal tracking, data management and supply procurement services. Food Safety consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three months ended March 31, 2003 and 2002:

	2003	2002

Revenue:
Supply Chain Management	$83,269	$230,026
Food Safety	78,273	—

Total	$161,542	$230,026

Cost of revenue
Supply Chain Management	$27,970	$148,091
Food Safety	46,506	—

Total	$74,476	$148,091

Gross profit:
Supply Chain Management	$55,299	$81,935
Food Safety	31,767	—

Total	$87,066	$81,935

The Company’s assets and other statement of operations data are not allocated to a segment. During the three months ended March 31, 2003, approximately 25% of total revenues were from two Supply Chain Management customers and 26% of total revenues were from one Food Safety customer. During the three months ended March 31, 2002, approximately 57% of total revenues were from two customers.

(6)

Stock Plan

A summary of stock option transactions for the three months ended March 31, 2003, follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance outstanding, December 31, 2002	4,728,776	$2.48	8.12

Granted	1,016,000	0.39
Exercised	—	—
Cancelled	(103,563)	2.04

Balance outstanding, March 31, 2003	5,641,213	$2.11	8.21

(7)

Impairment, Restructuring and Related Charges

A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying condensed consolidated balance sheets) for the three months ended March 31, 2003 and 2002 follows:

Balance at December 31, 2001	$452,000
New charges	58,000
Cash payments	(255,000)

Balance at March 31, 2002	$255,000

Balance at December 31, 2002	61,000
New charges	—
Cash payments	(55,000)

Balance at March 31, 2003	$6,000

In March 2002, the Company determined that McMahan Order Buying Company and Hefley Order Buying Company, which were purchased in August 2000 and November 2000, respectively, were not performing as expected and decided the best course of action was to terminate these facilities and sever the associated employees. With the termination of these facilities, the Company recorded impairment of the associated goodwill in the amount of $234,000, which is included in loss from discontinued cattle operations in the accompanying condensed consolidated statement of operations.

(8)

Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests were best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations sold or disposed of, for both the current and prior periods, to discontinued operations. The loss from discontinued operations includes revenues of $20,000 and $257.6 million for the three months ended March 31, 2003 and 2002, respectively. The loss included in loss from discontinued operations for the three months ended March 31, 2003 and 2002 are $102,000 and $251,000, respectively.

For the three months ended March 31, 2002, losses attributed to the lessee/operators’ noncontrolling interest in the results of operations of the leased cattle operations is reflected in minority interest in discontinued operations.

(9)

Subsequent Events

The Company has entered into a new lease agreement with XL Realty Corp. effective April 1, 2003 for a period of three years. Future minimum lease payments amount to $129,000 in 2003, $172,000 in 2004, $172,000 in 2005 and $43,000 in 2006.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this report.

Company Overview

We are a technology company providing food-safety, individual-animal tracking and supply-management services to the beef production industry. The Company is structured into two operating groups, a Food Safety Group and Supply Chain Management Group.

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

The Supply Chain Management Group is comprised of three inter-related products and services, all designed to allow cattle producers, meat packers and retailers to better manage their product supply chains:

•

CattleLog™ - individual animal data-collection and reporting tools;

•

eMerge Premium Sales – sales featuring preconditioned, commingled cattle; and

•

Professional Cattle Consultants (“PCC”) Feedyard Services - operational and cattle performance data benchmarking for commercial feedyards.

Management has implemented significant restructuring efforts over the last two years to resize the business to focus on the VerifEYE and supply chain management business models. As a result of this change in focus, historical operations have limited relevance in assessing both the Company’s current results of operations and future prospects.

Results of Operations

Three months ended March 31, 2003 and March 31, 2002

Revenue

Revenue decreased by 30% to $162,000 for the quarter ended March 31, 2003 from $230,000 for the quarter ended March 31, 2002. This decrease is due primarily to a change in marketing strategy for electronic identification (“EID”) tags in the second quarter of 2002, the nonrenewal of a feedyard data management service contract in the first quarter of 2002 and the discontinuation of the sale of web advertising at the end of 2002, which contributed revenues of $84,000, $37,500 and $22,000, respectively during the three months ended March 31, 2002. These decreases were partially offset by an increase in revenues from CattleLog and the introduction of revenues from the sale of VerifEYE Solo units in the current quarter.

Cost of Revenue

Cost of revenue decreased by 50% to $74,000 for the quarter ended March 31, 2003 from $148,000 for the quarter ended March 31, 2002. This decrease is due principally to the reduction in costs for EID tags from the prior year, which contributed costs of approximately $76,000 during the three months ended March 31, 2002. In addition, indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases, which are allocated between individual-animal tracking products and services and food safety products, were reduced by approximately $21,000 in the current quarter. These decreases in cost of revenues were offset by the costs associated with the sale of VerifEYE Solo units. We generated a gross profit of $87,000 and $82,000 for the quarters ended March 31, 2003 and 2002, respectively. The increase in gross profit is due primarily to the increase in both CattleLog and VerifEYE Solo revenues and a decrease in sales of EID tags, which typically incur lower profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 22% to $1.6 million for the quarter ended March 31, 2003 from $2.0 million for the quarter ended March 31, 2002. The decrease in selling, general and administrative expenses was primarily associated with the cost savings initiatives that have been implemented over the last two years and include decreases in salaries and wages, telephone, consulting, advertising and media expenses. We anticipate selling, general and administrative expenses to continue to be reduced as the impact of our cost saving initiatives continue to become fully realized.

Technology and Development

Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, software purchases and maintenance charges and project material costs. Our expenses decreased 13% to $511,000 for the quarter ended March 31, 2003 from $586,000 for the quarter ended March 31, 2002. This decrease was primarily associated with the reduction of workforce and decreases in materials, supplies and consulting expenses. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, is essentially complete. The primary focus of our development team is our meat inspection system, VerifEYE. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will continue to decline in 2003 as compared to 2002.

Impairment and Related Charges

The impairment and related charges incurred in the quarter ended March 31, 2002 consist of costs to exit a lease.

Depreciation

Depreciation expense decreased 36% to $667,000 for the quarter ended March 31, 2003 from $1.0 million for the quarter ended March 31, 2002. The decrease is primarily due to the disposal of approximately $459,000 of property, plant and equipment and noncash impairment of approximately $812,000 of property, plant and equipment during the last three quarters of 2002.

Other Income and Expense

Interest and other income, net decreased to $(14,000) for the quarter ended March 31, 2003 from $95,000 for the quarter ended March 31, 2002. This decrease was primarily due to an increase in miscellaneous expense in the first quarter of 2003 of approximately $34,000 related to the settlement of disputed consulting fees incurred in a prior period, offset by a reduction in interest income of approximately $37,000 generated by notes receivable from related parties outstanding in the first quarter of 2002 and the receipt of miscellaneous rental income of approximately $50,000 received in the first quarter of 2002.

Interest expense decreased to $8,000 for the quarter ended March 31, 2003 from $309,000 for the quarter ended March 31, 2002. This decrease is due primarily to the termination of a line of credit on May 1, 2002.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended March 31, 2003 or the quarter ended March 31, 2002.

Discontinued Operations

During the second quarter of 2002, we determined that in order to improve our productivity and our use of working capital we would sell or dispose of all of our previously acquired cattle operations. Through the subsequent divestitures, we significantly changed our market focus and revenue source. As of January 24, 2003, the divestiture of all cattle operations is complete. The results of operations of the acquired, and subsequently disposed, entities are included in our consolidated statements of operations under discontinued operations for all periods presented.

The assets sold included only property and equipment. All associated goodwill was previously reduced to zero. There were no liabilities in the disposal group. The impairment loss, revenue and pretax loss related to assets sold or disposed amounted to:

	Three Months ended March 31,

	2003	2002

Impairment loss	$—	$234,000
Revenue	$20,000	$257,561,000
Pretax loss	$102,000	$251,000

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

Liquidity and Capital Resources

As of March 31, 2003, our principle sources of liquidity are existing cash balances, working capital and expected sales from our VerifEYE and CattleLog products. As a result of the Company’s restructuring efforts, excluding the discontinued cattle operations, the Company has reduced its quarterly loss from continuing operations to approximately $2.7 million, which for the quarter ended March 31, 2003, includes $667,000 of depreciation. Going forward in 2003, loss from continuing operations is expected to be reduced further by the revenue stream from VerifEYE inspection systems. We expect that our existing sources of liquidity will meet our cash flow needs for the near term. However, if sales from our VerifEYE product do not meet our expectations in 2003, we will need to seek additional sources of liquidity.

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

As of March 31, 2003, we had cash and cash equivalents totaling $5.1 million compared to $5.3 million at December 31, 2002. Our working capital balance as of March 31, 2003 was $4.3 million compared to $6.8 million as of December 31, 2002.

As of March 31, 2003, we have a receivable from Eastern Livestock, LLC in the amount of $400,000 to be paid in two equal installments on August 5, 2003 and August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period through December 31, 2002. For the three months ended March 31, 2003, net cash provided by operating activities was $78,000, and primarily consisted of decreases in trade accounts receivable, cattle deposits, due from related parties and an increase in advance payments from customers offset by net operating losses.

Net cash used in investing activities was $278,000 for the three months ended March 31, 2003. Our investing activities consist primarily of capital expenditures.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan and reduce our net cash outflow.

Other Matters

There were no changes in the components of the Company’s critical accounting policies and no significant changes in the components of commercial and contractual commitments during the quarter ended March 31, 2003.

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

Factors Affecting Our Business, Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will” and words of similar meaning. These statements include statements regarding, among other things, our product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop “brand” awareness and market acceptance of our products. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements, including the acceptance by our customers of our products, the use of the Internet in connection with our beef supply chain management services, our ability to grow revenue, our ability to increase margins, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation and other factors. Other factors that may cause such a difference include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Factors Affecting Our Business, Financial Condition and Results of Operation,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our December 31, 2002 Form 10-K Annual Report and should be considered while evaluating our business, financial condition, results of operations and prospects.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of March 31, 2003, our investments consisted of $100,000 in cash equivalents with maturities of less than three months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4.

CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”“) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of 2003.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit Number	Description	Reference

10.57	Real Property Lease between XL Realty, Corp. and eMerge Interactive, Inc. dated April 1, 2003 (Exhibit 10.57)	*

99.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*

Filed herewith.

(a)

Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended March 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003	eMerge Interactive. Inc.
	By:	/s/ DAVID C. WARREN

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

3.

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003
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

3.

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 13, 2003
/s/ JURIS PAGRABS

Juris Pagrabs Executive Vice President and Chief Financial Officer