Form 10-Q
period 2003-06-30
EMERGE INTERACTIVE INC
filed 2003-08-14
CIK 1092605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

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

The number of shares of the registrant’s common stock, $0.008 par value, outstanding as of August 11, 2003, was 39,000,587. There were 33,306,142 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For Three and Six Months Ended June 30, 2003)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,373,461	$5,278,449
Trade accounts receivable, less allowance for doubtful accounts of $894,755 in 2003 and $929,299 in 2002	165,404	413,875
Inventories (note 3)	417,175	36,428
Prepaid expenses	429,958	484,476
Due from related parties (note 4)	301,949	2,281,630

Total current assets	4,687,947	8,494,858
Property, plant and equipment, net of accumulated depreciation of $7,884,889 in 2003 and $6,600,235 in 2002	4,659,996	5,347,511
Other assets	75,000	—
Due from related parties (note 4)	217,074	217,074

Total assets	$9,640,017	$14,059,443

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$488,210	$315,406
Accounts payable	917,289	568,394
Accrued liabilities:
Salaries and benefits (note 7)	451,938	469,847
Legal and professional	162,900	165,985
Other	158,771	122,121
Advance payments from customers	217,500	101,500

Total current liabilities	2,396,608	1,743,253
Capital lease obligation, excluding current installments	30,719	196,967

Total liabilities	2,427,327	1,940,220

Stockholders’ equity (note 6)
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 34,470,204 shares in 2003 and 34,329,847 shares in 2002; outstanding 33,226,349 shares in 2003 and 33,085,992 shares in 2002	275,761	274,638
Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and outstanding in 2003 and 2002	45,556	45,556
Additional paid-in capital	200,923,837	200,729,576
Accumulated deficit	(193,604,427)	(188,502,401)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)
Unearned compensation	—	(109)

Total stockholders’ equity	7,212,690	12,119,223

Total liabilities and stockholders’ equity	$9,640,017	$14,059,443

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Revenue	$323,045	$95,085
Cost of revenue	88,752	74,288

Gross profit	234,293	20,797

Operating expenses:
Selling, general and administrative	1,441,762	1,607,392
Technology and development	412,588	804,273
Impairment, restructuring and related charges (note 7)	—	344,879
Depreciation	626,498	1,000,684

Total operating expenses	2,480,848	3,757,228

Operating loss	(2,246,555)	(3,736,431)

Interest and other (expense) income, net	(1,870)	76,751
Interest expense	(4,570)	(123,673)
Loss on disposal of assets	—	(49,404)
Loss on early extinguishment of debt (note 8)	—	(1,813,547)
Equity in operations of unconsolidated investee	—	(19,875)

Loss from continuing operations before income taxes	(2,252,995)	(5,666,179)
Income tax expense (benefit)	—	—

Loss from continuing operations	(2,252,995)	(5,666,179)

Discontinued operations (note 9):
Loss from discontinued cattle operations, net of income taxes of $0 in 2003 and 2002	(62,034)	(10,026,340)
Loss on disposition of discontinued cattle operations, net of income taxes of $0 in 2002	—	(1,437,841)
Minority interest	—	244,686

Net loss	$(2,315,029)	$(16,885,674)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.06)	$(0.14)
Loss from discontinued operations	—	(0.28)

Net loss per common share—basic and diluted	$(0.06)	$(0.42)

Weighted average number of common shares outstanding—basic and diluted	38,817,214	39,972,923

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Revenue	$484,587	$325,111
Cost of revenue	163,228	219,718

Gross profit	321,359	105,393

Operating expenses:
Selling, general and administrative	3,016,894	3,636,048
Technology and development	924,038	1,390,434
Impairment, restructuring and related charges (note 7)	—	402,804
Depreciation	1,293,010	2,035,274

Total operating expenses	5,233,942	7,464,560

Operating loss	(4,912,583)	(7,359,167)

Interest and other (expense) income, net	(15,946)	171,478
Interest expense	(12,951)	(432,264)
Gain (loss) on disposal of assets	3,513	(49,404)
Loss on early extinguishment of debt (note 8)	—	(1,813,547)
Equity in operations of unconsolidated investee	—	(17,489)

Loss from continuing operations before income taxes	(4,937,967)	(9,500,393)
Income tax expense (benefit)	—	—

Loss from continuing operations	(4,937,967)	(9,500,393)

Discontinued operations (note 9):
Loss from discontinued cattle operations, net of income taxes of $0 in 2003 and 2002	(164,059)	(10,280,394)
Loss on disposition of discontinued cattle operations, net of income taxes of $0 in 2002	—	(1,437,841)
Minority interest	—	177,781

Net loss	$(5,102,026)	$(21,040,847)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.13)	$(0.24)
Loss from discontinued operations	—	(0.29)

Net loss per common share—basic and diluted	$(0.13)	$(0.53)

Weighted average number of common shares outstanding—basic and diluted	38,798,928	39,841,914

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(5,102,026)	$(21,040,847)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Write-off of deferred debt issue costs	—	1,358,126
Depreciation	1,293,010	2,137,482
(Gain) loss on disposal of assets	(3,513)	52,138
Impairment of assets held for sale	—	8,498,595
Equity in operations of unconsolidated investee	—	17,489
Stock compensation	84,308	—
Amortization of unearned compensation	109	9,015
Change in fair value of financial instruments	—	(59,540)
Minority interest	—	(96,687)
Changes in operating assets and liabilities:
Trade accounts receivable, net	248,471	662,598
Inventories	(380,747)	(2,998,823)
Prepaid expenses and other assets	54,518	597,293
Due from related parties, net	(19,130)	33,334
Accounts payable and accrued liabilities	371,107	(2,651,303)
Advance payments from customers	116,000	(114,776)

Net cash used for operating activities	(3,337,893)	(13,595,906)

Cash flows from investing activities:
Purchases of property and equipment	(606,579)	(494,800)
Proceeds from sale of property, plant and equipment	4,597	6,499
Collection of receivables due from related parties	1,998,811	—
Purchase of certificate of deposit	(75,000)	—
Business combinations, net of cash acquired	—	(687,500)
Proceeds from sale of assets held for sale	—	1,600,000

Net cash provided by investing activities	1,321,829	424,199

Cash flows from financing activities:
Net proceeds from issuance of common stock	111,076	—
Net borrowings on line of credit	—	4,490,212
Payments on capital lease obligation	—	(213,506)
Capital contributed by lessee/operator to lessee/operator activity	—	100,000
Distributions to minority interest		(501,000)

Net cash provided by financing activities	111,076	3,875,706

Net change in cash	(1,904,988)	(9,296,001)
Cash and cash equivalents, beginning of period	5,278,449	18,736,162

Cash and cash equivalents, end of period	$3,373,461	$9,440,161

Supplemental disclosures:
Cash paid for interest	$6,253	$535,647
Non-cash investing and financing activities:
Accrued liability for Class A common stock to be issued in connection with business combination	—	30,051
Issuance of Class A common stock in connection with business combinations	—	500,000
Receipt of Class A common stock in connection with business divestiture	—	(34,042)
Reclass of property, plant and equipment to assets held for sale	—	5,398,044
Reclass of intangible assets to assets held for sale	—	4,911,632

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company providing individual-animal tracking, food safety and supply-procurement services to the beef industry. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as innovative food safety technologies.

During the second quarter of 2002, the Company announced that it was divesting its cattle operations and planned to either sell or dispose of these operations. Accordingly, operating results for all periods presented exclude the cattle operations that have been sold or disposed and are classified as discontinued operations in the accompanying financial statements.

(b) Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2003, and the results of operations and cash flows for the three and six-month periods ended June 30, 2003 and 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Revenues from operating leases of VerifEYE Carcass Inspection Systems (“CIS”) will be reported on a straight-line basis over the life of the lease. Upfront, nonrefundable payments will be recognized on a straight-line basis over the minimum lease term. To date no revenues have been recorded from a CIS lease.

(e) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in the summary of significant accounting policies of the effect of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.

As of June 30, 2003, the Company has one stock-based employee compensation plan. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

If the Company had elected to adopt the fair value-based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(2,315,029)	$(16,885,674)	$(5,102,026)	$(21,040,847)
Add: Stock-based employee compensation expense included in reported net loss	84,308	4,508	84,417	9,016
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(526,691)	(805,320)	(1,060,086)	(1,440,234)

Pro forma net loss	$(2,757,412)	$(17,686,486)	$(6,077,695)	$(22,472,065)

Net loss per share as reported – basic and diluted	$(0.06)	$(0.42)	$(0.13)	$(0.53)

Pro forma net loss per share – basic and diluted	$(0.07)	$(0.44)	$(0.16)	$(0.56)

(2) Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $193.6 million as of June 30, 2003. For the six months ended June 30, 2003, the Company incurred a net loss of approximately $5.1 million and negative cash flows from operations of $3.3 million. Management expects operating losses and cash flows to improve throughout 2003. The Company expects that cash balances and cash flows generated primarily from sales of VerifEYE products will meet its anticipated cash requirements during 2003. In addition, the Company plans to increase its revenue related to supply chain management sales, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. However, if sales from the VerifEYE product do not meet expectations in 2003, the Company will need to seek additional sources of liquidity.

(3) Inventories

Inventories consist of:

	2003	2002
Cattle	$—	$29,348
Raw materials	412,057	—
Finished goods	5,118	5,180
Other	—	1,900

	$417,175	$36,428

(4) Related Party Transactions

As of June 30, 2003 and December 31, 2002, amounts due from related parties were $519,000 and $2.5 million, respectively. These balances are due from shareholders’ related businesses. As of June 30, 2003, due from related parties includes a non-interest bearing receivable from Eastern Livestock, LLC (“Eastern”) in the amount of $400,000 to be paid in two equal installments on August 5, 2003 and August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. Payment of $200,000 was received on August 1, 2003. Interest, at 4.75%, has been imputed on this receivable. The remaining $119,000 included in due from related parties, as of June 30, 2003, is due from an entity other than Eastern.

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $125,000 and $220,000 for the six months ended June 30, 2003 and 2002, respectively.

The Company leases office facilities in Weatherford, Oklahoma from a director of the Company. Rent expense was $9,000 for each of the six-month periods ended June 30, 2003 and 2002.

The Company regularly conducts business with Allflex USA, Inc. (“Allflex”), a subsidiary of Allflex Holdings, Inc., which owns 4,000,000 shares of the Company’s Class A common stock or 10.3% of outstanding shares as of June 30, 2003. Allflex is a supplier of electronic identification tags for the cattle industry. Materials purchases from Allflex amounted to approximately $8,000 and $80,000 for the six months ended June 30, 2003 and 2002, respectively. An officer and director of the Company holds a less than 2% equity interest in Allflex Holdings, Inc. as of June 30, 2003.

Prior to the divestiture of the cattle operations in 2002, the Company had both cattle sales and purchase transactions with Eastern, certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases were made on trade accounts with the same credit terms as the Company’s other customers and suppliers. Cattle sales to related parties amounted to $0 and $30.4 million for the three months ended June 30, 2003 and 2002, respectively and $0 and $61.5 million for the six months ended June 30, 2003 and 2002, respectively.

Cattle purchases from related parties amounted to $0 and $30.1 million for the three months ended June 30, 2003 and 2002, respectively and $0 and $49.7 million for the six months ended June 30, 2003 and 2002, respectively.

(5) Segment Information

The Company’s reportable segments consist of Supply Chain Management products and services and Food Safety products. Supply Chain Management consists of animal tracking, data management and supply procurement services. Food Safety consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Supply chain management	$89,800	$95,085	$173,069	$325,111
Food safety	233,245	—	311,518	—

Total	$323,045	$95,085	$484,587	$325,111

Cost of revenue:
Supply chain Management	$7,354	$74,288	$29,195	$219,718
Food safety	81,398	—	134,033	—

Total	$88,752	$74,288	$163,228	$219,718

Gross Profit:
Supply chain Management	$82,446	$20,797	$143,874	$105,393
Food safety	151,847	—	177,485	—

Total	$234,293	$20,797	$321,359	$105,393

The Company’s assets and other statement of operations data are not allocated to a segment. During the three months ended June 30, 2003, approximately 53% of total revenues were from three Food Safety customers and during the six months ended June 30, 2003, approximately 36% of total revenues were from two Food Safety customers. During the three months ended June 30, 2002, approximately 41% of total revenues were from three customers and during the six months ended June 30, 2003, approximately 46% of total revenues were from two customers.

(6) Stock Plan

A summary of stock option transactions for the six months ended June 30, 2003 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2002	4,728,776	$2.48	8.12

Granted	1,096,000	0.39
Exercised	(140,357)	0.79
Cancelled	(289,388)	1.99

Balance outstanding, June 30, 2003	5,395,031	$2.12	8.05

In June 2003 the Company extended the expiration date of 547,643 stock options for one year, with a 60-day exercise restriction and recognized expense of $84,308. This amount is included in selling, general and administrative expenses in the consolidated statement of operations.

(7) Impairment, Restructuring and Related Charges

A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying condensed consolidated balance sheets) for the six months ended June 30, 2003 and 2002 follows:

Balance at December 31, 2001	$452,000
New charges
Three months ended March 31, 2002	58,000
Three months ended June 30, 2002	345,000
Cash payments
Three months ended March 31, 2002	(255,000)
Three months ended June 30, 2002	(112,000)

Balance at June 30, 2002	$488,000

Balance at December 31, 2002	61,000

New charges
Three months ended March 31, 2003	—
Three months ended June 30, 2003	—
Cash payments
Three months ended March 31, 2003	(55,000)
Three months ended June 30, 2003	(2,000)

Balance at June 30, 2003	$4,000

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

In April 2002, the Company determined that it would sell or close all the remaining cattle operations, which were purchased between May 2000 and January 2001, in order to improve the Company’s productivity and use of working capital. In connection with the determination to divest these facilities and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company recorded impairment of the associated goodwill in the amount of $8.2 million, which is included in loss from discontinued cattle operations in the accompanying condensed consolidated statement of operations.

(8) Early Extinguishment of Debt

In May 2002, the Company retired a $30 million revolving line of credit agreement from the CIT Group/Business Credit, Inc. A loss of $1.8 million was incurred as a result of the early retirement of debt, consisting of a $425,000 pre-payment penalty and approximately $1.4 million of debt issue costs.

(9) Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests were best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations sold or disposed of, for both the current and prior periods, to discontinued operations. The loss from discontinued operations includes revenues of $0 and $193.3 million for the three months ended June 30, 2003 and 2002, respectively and $20,000 and $449.8 million for the six months ended June 30, 2003 and 2002, respectively. Included in loss from discontinued operations for the three months ended June 30, 2003 and 2002 are $62,000 and $10.0 million, respectively and $164,000 and $10.3 million for the six months ended June 30, 2003 and 2002, respectively.

For the three and six months ended June 30, 2002, losses attributed to the lessee/operators’ noncontrolling interest in the results of operations of the leased cattle operations is reflected in minority interest in discontinued operations.

(10) Subsequent Events

On August 1, 2003, the Company received $200,000 as payment on a note receivable outstanding on June 30, 2003.

On July 30, 2003 the Company entered into an international distributor agreement with Attec UK Ltd. (“Attec”) for a term of three years during which Attec will be the exclusive distributor of VerifEYE Solo products in Scandinavia, Belgium, France, Germany, Ireland, and the United Kingdom.

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

Results of Operations

Three months ended June 30, 2003 and June 30, 2002

Revenue

Revenue increased by 240% to $323,000 for the quarter ended June 30, 2003 from $95,000 for the quarter ended June 30, 2002. This increase is due primarily to an increase in revenues from the sale of VerifEYE Solo™ units, as well as an increase in revenues from CattleLog. These increases were partially offset by the discontinuation of the sale of web advertising at the end of 2002, which contributed revenues of $32,000 during the three months ended June 30, 2002.

Cost of Revenue

Cost of revenue increased by 20% to $89,000 for the quarter ended June 30, 2003 from $74,000 for the quarter ended June 30, 2002. This increase is due principally to the increase in costs associated with the sale of VerifEYE Solo units in the current quarter. The VerifEYE costs are offset by the reduction in indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases, by approximately $55,000 in the current quarter. We generated a gross profit of $234,000 and $21,000 for the quarters ended June 30, 2003 and 2002, respectively. The increase in gross profit is due primarily to the increase in both VerifEYE Solo and CattleLog revenues, which consist of higher margin technology products and services, as well as the decrease in indirect overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 10% to $1.4 million for the quarter ended June 30, 2003 from $1.6 million for the quarter ended June 30, 2002. The decrease in selling, general and administrative expenses was primarily associated with the cost savings initiatives that have been implemented over the last two years and include decreases in salaries and wages, telephone, professional services, advertising and media expenses. We anticipate selling, general and administrative expenses to continue to be reduced as the impact of our cost saving initiatives continue to become fully realized.

Technology and Development

Our technology and development expenses decreased 49% to $413,000 for the quarter ended June 30, 2003 from $804,000 for the quarter ended June 30, 2002. This decrease was primarily associated with the reduction of workforce and decreases in materials, supplies and consulting expenses. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system and VerifEYE Solo, our handheld meat inspection system, are essentially complete. During the current quarter, the primary focus of our development team is our VerifEYE Carcass Inspection System (“CIS”). We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will continue to decline in 2003 as compared to 2002.

Impairment, Restructuring and Related Charges

The impairment, restructuring and related charges incurred in the quarter ended June 30, 2002 consist of severance and related outplacement benefits for 16 employees who were terminated during the second quarter of 2002 and costs to exit a lease.

Depreciation

Depreciation expense decreased 37% to $626,000 for the quarter ended June 30, 2003 from $1.0 million for the quarter ended June 30, 2002. The decrease is primarily due to the disposal of approximately $459,000 of property, plant and equipment and noncash impairment of approximately $812,000 of property, plant and equipment during the last three quarters of 2002.

Other Income and Expense

Interest and other (expense) income, net decreased to $(2,000) for the quarter ended June 30, 2003 from $77,000 for the quarter ended June 30, 2002. This decrease was primarily due to a decrease in interest income in the second quarter of 2003 to $10,000 from $48,000 in the second quarter of 2002, generated principally by notes receivable from related parties outstanding during 2002. This income was offset in the current quarter by miscellaneous rental expense of $14,000 and enhanced in the second quarter of 2002 by the receipt of miscellaneous rental income of approximately $12,000 and miscellaneous income received for the sale of infrared technologies and products of $17,000. In the current quarter we had an additional $2,000 of miscellaneous income from several sources.

Interest expense decreased to $5,000 for the quarter ended June 30, 2003 from $124,000 for the quarter ended June 30, 2002. This decrease is due primarily to the termination of a line of credit on May 1, 2002.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended June 30, 2003 or the quarter ended June 30, 2002.

Discontinued Operations

During the second quarter of 2002, we determined that in order to improve our productivity and our use of working capital we would sell or dispose of all of our previously acquired cattle operations. Through the subsequent divestitures, we significantly changed our market focus and revenue source. As of January 24, 2003, the divestiture of all cattle operations was complete. The results of operations of the acquired, and subsequently disposed, entities are included in our consolidated statements of operations under discontinued operations for all periods presented.

The assets sold included only property and equipment. All associated goodwill was previously reduced to zero. There were no liabilities in the disposal group. The impairment loss, revenue and pretax loss related to assets sold or disposed amounted to:

	Three Months ended June 30,
	2003	2002
Impairment loss	$—	$8,255,000
Revenue	$—	$193,263,000
Pretax loss	$62,000	$10,026,000

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

Six months ended June 30, 2003 and June 30, 2002

Revenue

Revenue increased by 49% to $485,000 for the six months ended June 30, 2003 from $325,000 for the six months ended June 30, 2002. This increase is due primarily to an increase in revenues from the sale of VerifEYE Solo units, as well as an increase in revenues from CattleLog. This increase is partially offset by a change in marketing strategy for electronic identification (“EID”) tags in the second quarter of 2002, the nonrenewal of a feedyard data management service contract in the first quarter of 2002 and the discontinuation of the sale of web advertising at the end of 2002, which contributed revenues of $91,000, $37,500 and $56,000, respectively during the six months ended June 30, 2002.

Cost of Revenue

Cost of revenue decreased by 26% to $163,000 for the six months ended June 30, 2003 from $220,000 for the six months ended June 30, 2002. This decrease is due principally to the reduction in costs for EID tags from the prior year, which contributed costs of approximately $75,000 during the six months ended June 30, 2002. In addition, indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases were reduced by approximately $76,000 in the current six months. These decreases in cost of revenues were offset by the costs associated with the sale of VerifEYE Solo units. We generated a gross profit of $321,000 and $105,000 for the six months ended June 30, 2003 and 2002, respectively. The increase in gross profit is due primarily to the increase in both CattleLog and VerifEYE Solo revenues, which consist of higher margin technology products and services and a decrease in sales of EID tags, which typically incur lower profit margins, as well as the decrease in indirect overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 17% to $3.0 million for the six months ended June 30, 2003 from $3.6 million for the six months ended June 30, 2002. The decrease in selling, general and administrative expenses was primarily associated with the cost savings initiatives that have been implemented over the last two years and include decreases in salaries and wages, communications, professional services, advertising and media expenses. We anticipate selling, general and administrative expenses to continue to be reduced as the impact of our cost saving initiatives continue to become fully realized.

Technology and Development

Our technology and development expenses decreased 34% to $924,000 for the six months ended June 30, 2003 from $1.4 million for the six months ended June 30, 2002. This decrease was primarily associated with the reduction of workforce and decreases in materials, supplies, consulting and facilities expenses. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system and VerifEYE Solo, our handheld meat inspection system, are essentially complete. During the current quarter, the primary focus of our development team is our VerifEYE CIS. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. However, we anticipate that our technology and development expenses will continue to decline in 2003 as compared to 2002.

Impairment, Restructuring and Related Charges

The impairment, restructuring and related charges incurred in the six months ended June 30, 2002 consist of severance and related outplacement benefits for 16 employees who were terminated during the second quarter of 2002 and costs to exit a lease.

Depreciation

Depreciation expense decreased 36% to $1.3 million for the six months ended June 30, 2003 from $2.0 million for the six months ended June 30, 2002. The decrease is primarily due to the disposal of approximately $459,000 of property, plant and equipment and noncash impairment of approximately $812,000 of property, plant and equipment during the last three quarters of 2002.

Other Income and Expense

Interest and other (expense) income, net decreased to $(16,000) for the six months ended June 30, 2003 from $171,000 for the six months ended June 30, 2002. This decrease was primarily due to a decrease in interest income in the six months ended June 30, 2003 to $34,000 from $94,000 in the six months ended June 30, 2002, generated principally by notes receivable from related parties outstanding in 2002. This interest income was offset in the current year by miscellaneous rental expense of $14,000, a miscellaneous expense in the first quarter of 2003 of approximately $34,000 related to the settlement of disputed consulting fees incurred in a prior period and an additional $2,000 of miscellaneous expense from several sources. In 2002 the interest income was enhanced by the receipt of miscellaneous rental income of approximately $61,000 and miscellaneous income received for the sale of infrared technologies and products of $17,000.

Interest expense decreased to $13,000 for the six months ended June 30, 2003 from $432,000 for the six months ended June 30, 2002. This decrease is due primarily to the termination of a line of credit on May 1, 2002.

Due to the losses incurred, we did not recognize income tax expense for the six months ended June 30, 2003 or the six months ended June 30, 2002.

Discontinued Operations

During the second quarter of 2002, we determined that in order to improve our productivity and our use of working capital we would sell or dispose of all of our previously acquired cattle operations. Through the subsequent divestitures, we significantly changed our market focus and revenue source. As of January 24, 2003, the divestiture of all cattle operations was complete. The results of operations of the acquired, and subsequently disposed, entities are included in our consolidated statements of operations under discontinued operations for all periods presented.

The assets sold included only property and equipment. All associated goodwill was previously reduced to zero. There were no liabilities in the disposal group. The impairment loss, revenue and pretax loss related to assets sold or disposed amounted to:

	Six Months ended June 30,
	2003	2002
Impairment loss	$—	$8,489,000
Revenue	$20,000	$449,821,000
Pretax loss	$164,000	$10,278,000

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

Liquidity and Capital Resources

As of June 30, 2003, our principle sources of liquidity are existing cash balances, working capital and expected sales from our VerifEYE and CattleLog products. As a result of the Company’s restructuring efforts, excluding the discontinued cattle operations, the Company has reduced its quarterly loss from continuing operations to approximately $2.3 million, which includes $626,000 of depreciation for the three months ended June 30, 2003. For the balance of 2003, loss from continuing operations is expected to be reduced further by the revenue stream from VerifEYE inspection systems. We expect that our existing sources of liquidity will meet our cash flow needs for the near term. However, if sales from our VerifEYE product do not meet our expectations in 2003, we will need to seek additional sources of liquidity.

We continue to explore sources of debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through alternative debt financing involving the issuance of equity securities or through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See also “Factors Affecting Our Business, Financial Condition and Results of Operations” below.

As of June 30, 2003, we had cash and cash equivalents totaling $3.4 million compared to $5.3 million at December 31, 2002. Our working capital balance as of June 30, 2003 was $2.3 million compared to $6.8 million as of December 31, 2002.

As of June 30, 2003, we have a receivable from Eastern Livestock, LLC in the amount of $400,000 to be paid in two equal installments on August 5, 2003 and August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern. On August 1, 2003 we received the $200,000 scheduled payment of this receivable.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the six months ended June 30, 2003, net cash used in operating activities was $3.3 million, primarily consisting of a decrease in trade accounts receivable, increases in accounts payable and accrued liabilities and advance payments from customers offset by net operating losses and an increase in inventory.

Net cash provided by investing activities was $1.3 million for the six months ended June 30, 2003. Our investing activities consist primarily of capital expenditures incurred primarily in producing VerifEYE CIS units for lease or demonstration purposes off- set by the collection of receivables due from related parties.

Net cash provided by financing activities was $111,000 for the six months ended June 30, 2003 and consists of proceeds from the exercise of stock options.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan and reduce our net cash outflow.

Other Matters

There were no changes in the components of the Company’s critical accounting policies and no significant changes in the components of commercial and contractual commitments during the six months ended June 30, 2003.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

We are currently not in compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Small Cap Market and have received a stay of the delisting of eMerge stock pending the outcome of an appeal hearing. On August 7, 2003, the Company met with the NASDAQ Listing Qualifications Panel to request an extension of time to regain compliance pending the outcome of NASDAQ’s current proposal with the SEC, which would extend compliance periods for satisfying minimum bid price requirements. As of this filing date, NASDAQ has not rendered a decision regarding the Company’s request for additional time to regain compliance.

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

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of June 30, 2003, our investments consisted of $100,000 in cash equivalents with maturities of less than three months and a certificate of deposit with a maturity of two years. Due to the nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We held our Annual Meeting of Shareholders on May 22, 2003. At the meeting, the shareholders voted in favor of the following item listed in our Proxy Statement dated April 11, 2003:

I.	Election of Eight Directors

The number of votes cast or withheld with respect to the election of each of the directors is set forth below:

	For	Withheld
Thomas L. Tippens	37,401,233	3,327,547
David C. Warren	37,400,732	3,328,048
John C. Belknap	40,529,790	198,990
Christopher J. Davis	37,376,789	3,351,991
Anthony P. Dolanski	37,387,227	3,341,553
Robert E. Drury	40,661,509	67,271
John C Foltz	40,048,453	644,327
John A. Loftus	40,660,101	68,679

There were no broker non-votes with respect to the election of directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description	Reference
10.53	[Exhibit reference amended to reflect correct date of Promissory Note] Promissory Note dated January 7, 2002 between eMerge Interactive, Inc. and David C. Warren (Exhibit 10.53)	(1)
31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	As originally filed in the Company’s Form 10-Q for the quarterly period ended March 31, 2002
*	Filed herewith.

(b)	Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended June 30, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2003	eMerge Interactive. Inc.

	By:	/s/ DAVID C. WARREN
David C. Warren
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JURIS PAGRABS Juris Pagrabs
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

eMerge Interactive, Inc.

Index to Exhibits filed with Form 10-Q dated August 13, 2003

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002