Form 10-Q
period 2003-09-30
EMERGE INTERACTIVE INC
filed 2003-11-14
CIK 1092605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

The number of shares of the registrant’s common stock, $0.008 par value, outstanding as of November 10, 2003, was 39,064,587. There were 33,370,142 shares of Class A common stock outstanding and 5,694,445 shares of Class B common outstanding as of this date.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For Three and Nine Months Ended September 30, 2003)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,665,950	$5,278,449
Trade accounts receivable, less allowance for doubtful accounts of $726,719 in 2003 and $929,299 in 2002	135,041	413,875
Inventories (note 3)	492,500	36,428
Prepaid expenses	451,701	484,476
Due from related parties (note 4)	192,284	2,281,630
Assets held for sale	87,000	—

Total current assets	3,024,476	8,494,858
Property, plant and equipment, net of accumulated depreciation of $8,493,013 in 2003 and $6,600,235 in 2002	3,817,619	5,347,511
Food safety systems installed at customers, net of accumulated depreciation of $5,438 in 2003	289,705	—
Other assets	75,000	—
Due from related parties (note 4)	—	217,074

Total assets	$7,206,800	$14,059,443

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$519,278	$315,406
Accounts payable	449,462	568,394
Accrued liabilities:
Salaries and benefits (note 5)	328,801	469,847
Legal and professional	174,532	165,985
Other	178,491	122,121
Advance payments from customers	216,674	101,500

Total current liabilities	1,867,238	1,743,253
Capital lease obligation, excluding current installments	—	196,967

Total liabilities	1,867,238	1,940,220

Stockholders’ equity (note 6)
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 34,583,995 shares in 2003 and 34,329,847 shares in 2002; outstanding 33,340,140 shares in 2003 and 33,085,992 shares in 2002	276,672	274,638
Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and outstanding in 2003 and 2002	45,556	45,556
Additional paid-in capital	201,055,523	200,729,576
Accumulated deficit	(195,610,152)	(188,502,401)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)
Unearned compensation	—	(109)

Total stockholders’ equity	5,339,562	12,119,223
Total liabilities and stockholders’ equity	$7,206,800	$14,059,443

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Revenue	$254,060	$133,078
Cost of revenue	76,491	65,163

Gross profit	177,569	67,915

Operating expenses:
Selling, general and administrative	1,432,729	1,388,007
Technology and development	440,423	823,847
Impairment, restructuring and related charges (note 5)	—	856,443
Depreciation	608,074	946,816

Total operating expenses	2,481,226	4,015,113

Operating loss	(2,303,657)	(3,947,198)

Interest and other income, net	2,694	1,342,235
Interest expense	(6,253)	(9,454)
Gain on disposal of assets	3,130	13,732
Equity in operations of unconsolidated investee	—	21,554
Impairment of investment in unconsolidated investee	—	(2,398,935)

Loss from continuing operations before income taxes	(2,304,086)	(4,978,066)
Income tax expense (benefit)	—	—

Loss from continuing operations	(2,304,086)	(4,978,066)
Discontinued operations (note 8):
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2003 and 2002	298,362	(907,081)
Gain on disposition of discontinued cattle operations, net of income taxes of $0 in 2002	—	143,442
Minority interest	—	9,791

Net loss	$(2,005,724)	$(5,731,914)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.06)	$(0.13)
Gain (loss) from discontinued operations	0.01	(0.02)

Net loss per common share – basic and diluted	$(0.05)	$(0.15)

Weighted average number of common shares outstanding – basic and diluted	39,002,215	39,236,131

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Revenue	$738,648	$458,190
Cost of revenue	239,720	287,542

Gross profit	498,928	170,648

Operating expenses:
Selling, general and administrative	4,449,623	5,671,777
Technology and development	1,364,462	2,214,281
Impairment, restructuring and related charges (note 5)	—	1,259,247
Depreciation	1,901,084	2,982,090

Total operating expenses	7,715,169	12,127,395

Operating loss	(7,216,241)	(11,956,747)

Interest and other (expense) income, net	(13,252)	1,508,145
Interest expense	(19,204)	(441,718)
Gain (loss) on disposal of assets	6,643	(35,673)
Loss on early extinguishment of debt (note 7)	—	(1,813,547)
Equity in operations of unconsolidated investee	—	4,066
Impairment of investment in unconsolidated investee	—	(2,398,935)

Loss from continuing operations before income taxes	(7,242,054)	(15,134,409)
Income tax expense (benefit)	—	—

Loss from continuing operations	(7,242,054)	(15,134,409)
Discontinued operations (notes 5 and 8):
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2003 and 2002	134,303	(10,531,527)
Loss on disposition of discontinued cattle operations, net of income taxes of $0 in 2002	—	(1,294,398)
Minority interest	—	187,573

Net loss	$(7,107,751)	$(26,772,761)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.19)	$(0.39)
Gain (loss) from discontinued operations	0.01	(0.29)

Net loss per common share – basic and diluted	$(0.18)	$(0.68)

Weighted average number of common shares outstanding – basic and diluted	38,867,435	39,637,767

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(7,107,751)	$(26,772,761)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Write-off of deferred debt issue costs	—	1,358,126
Depreciation	1,906,522	3,089,082
(Gain) loss on disposal of assets	(6,643)	52,138
Impairment of assets held and used	—	856,443
Impairment of assets held for sale	—	8,780,747
Equity in operations of unconsolidated investee	—	(4,066)
Impairment of assets of unconsolidated investee	—	2,398,935
Stock compensation	84,308	—
Amortization of unearned compensation	109	13,523
Issuance of common stock for services	30,000	—
Change in fair value of financial instruments	—	(64,238)
Minority interest	—	(136,447)
Changes in operating assets and liabilities:
Trade accounts receivable, net	191,833	12,403,915
Inventories	(456,072)	6,785,218
Prepaid expenses and other assets	32,775	2,057,254
Restricted cash	—	355,000
Due from related parties, net	47,163	(213,955)
Accounts payable and accrued liabilities	(87,689)	(12,727,708)
Advance payments from customers	115,174	(257,746)

Net cash used for operating activities	(5,250,271)	(2,026,540)

Cash flows from investing activities:
Purchases of property and equipment	(667,618)	(536,469)
Proceeds from sale of property, plant and equipment	7,927	6,499
Collections from (advances to) related parties	2,259,257	(3,200,000)
Purchase of certificate of deposit	(75,000)	—
Business combinations, net of cash acquired	—	(687,500)
Proceeds from sale of assets held for sale	—	2,723,550

Net cash provided by (used for) investing activities	1,524,566	(1,693,920)

Cash flows from financing activities:
Net proceeds from issuance of common stock	113,206	—
Net payments on line of credit	—	(9,658,062)
Payments on capital lease obligation	—	(314,693)
Capital contributed by lessee/operator to lessee/operator activity	—	100,000
Distributions to minority interest	—	(512,862)

Net cash provided by (used for) financing activities	113,206	(10,385,617)

Net change in cash	(3,612,499)	(14,106,077)
Cash and cash equivalents, beginning of period	5,278,449	18,736,162

Cash and cash equivalents, end of period	$1,665,950	$4,630,085

Supplemental disclosures:
Cash paid for interest	$12,299	$568,449
Non-cash investing and financing activities:
Receipt of land in connection with settlement of open trade receivables	87,000	—
Issuance of Class A common stock in satisfaction of a liability	100,467	—
Accrued liability for Class A common stock to be issued in connection with business combination	—	30,051
Issuance of Class A common stock in connection with business combinations	—	500,000
Receipt of Class A common stock in connection with business divestiture	—	(428,037)
Reclass of property, plant and equipment to assets held for sale	—	5,398,044
Reclass of intangible assets to assets held for sale	—	4,911,632

See accompanying notes to condensed consolidated financial statements.

eMerge Interactive, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company providing VerifEYE™ food safety systems, individual animal tracking and database management services to the beef industry. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as innovative food safety technologies.

During the second quarter of 2002, the Company announced that it was divesting its cattle operations and planned to either sell or dispose of these operations. Accordingly, operating results for all periods presented exclude the cattle operations that have been sold or disposed and are classified as discontinued operations in the accompanying financial statements.

(b) Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2003, and the results of operations and cash flows for the three and nine-month periods ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the activities conducted under the lease and operating agreements. The Company believes that consolidation of these activities, notwithstanding lack of technical majority ownership, is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means of the lessee/operator remaining an employee of the Company, the Company’s majority share of the profits or losses derived from the activities, certain control terms of the lease and operating agreements and the relatively short-term nature of the agreements which are terminable by either party. The results of operations of the activities conducted under the lease and operating agreements are included in discontinued operations. As of July 31, 2002, all lease and operating agreements were no longer effective and the related assets had been sold. With the completion of the divestiture of all of the cattle operations, the Company dissolved all of its wholly owned subsidiaries during the last quarter of 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

During 2002, the Company’s investment in Turnkey Computer Systems, Inc. (“Turnkey”), a private corporation, was accounted for by the equity method. Accordingly, the Company’s share of Turnkey’s earnings or losses is reflected under the caption “equity in operations of unconsolidated investee” in the consolidated statements of operations. In December 2002, the Company sold the investment for $322,000 of cash.

(d) Revenue Recognition

Revenues from the sale of all Animal Information Solutions products and services are recognized as products are shipped or services are provided.

Revenues from the sale of hand-held VerifEYE Solo™ units are recognized using the revenue recognition principles of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” These principles provide that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangements meet the following criteria:

•	The delivered item(s) has value to the customer on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

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

Revenues from operating leases of VerifEYE Carcass Inspection Systems (“CIS”) are reported on a straight-line basis over the life of the lease. Upfront, nonrefundable deposits are recognized on a straight-line basis over the minimum lease term.

(e) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in the summary of significant accounting policies of the effect of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.

As of September 30, 2003, the Company has one stock-based employee compensation plan. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

If the Company had elected to adopt the fair value-based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(2,005,724)	$(5,731,914)	$(7,107,751)	$(26,772,761)
Add: Stock-based employee compensation expense included in reported net loss	—	4,507	84,417	13,523
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(474,902)	(375,727)	(1,534,988)	(1,815,961)

Pro forma net loss	$(2,480,626)	$(6,103,134)	$(8,558,322)	$(28,575,199)

Net loss per share as reported – basic and diluted	$(0.05)	$(0.15)	$(0.18)	$(0.68)

Pro forma net loss per share – basic and diluted	$(0.06)	$(0.16)	$(0.22)	$(0.72)

(f) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. The provisions are effective for transactions entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements. In the future, management may find it desirable or necessary to seek external financing and may enter into an agreement that would be governed by SFAS No. 150 whereby the financing received cannot be classified as equity in the consolidated balance sheet.

(2) Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $195.6 million as of September 30, 2003. For the nine months ended September 30, 2003, the Company incurred a net loss of approximately $7.1 million and negative cash flows from operations of $5.3 million. Cash and cash equivalents at September 30, 2003 and November 3, 2003 were $1.7 million and $909,000 respectively. Based on current revenue and expense projections, the Company will need to obtain additional working capital in the near term. As noted last quarter, the Company is in the process of seeking additional sources of liquidity to fund near term working capital requirements. The Company has formed an independent committee of the board, which is in the process of reviewing financing proposals. A financing may include the issuance by the Company of debt, equity securities, including equity securities that may be issued at a discount to the Company’s market price, or warrants. In the event equity securities are issued at a discount to the market price or warrants are issued, the Company’s stockholders will experience dilution, which may be significant. The Company’s goal is to complete a transaction that meets its near term capital needs in the current fourth quarter. However, there can be no assurance that such a transaction will be secured, and if it is secured there can be no assurance that it will be on favorable terms. To the extent the Company is not able to secure adequate funding, the financial condition, results of operations and future prospects of the Company will be materially adversely affected.

(3) Inventories

Inventories consist of:

	2003	2002
Cattle	$—	$29,348
Raw materials	481,202	—
Finished goods	5,118	5,180
Other	6,180	1,900

	$492,500	$36,428

(4) Related Party Transactions

As of September 30, 2003 and December 31, 2002, amounts due from related parties were $192,000 and $2.5 million, respectively. These balances are due from shareholders’ related businesses. As of September 30, 2003, due from related parties consists of a non-interest bearing receivable from Eastern Livestock, LLC (“Eastern”) in the amount of $200,000 to be paid in one installment on August 5, 2004, in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. Interest, at 4.75%, has been imputed on this receivable.

Prior to the divestiture of the cattle operations in 2002, the Company had both cattle sales and purchase transactions with Eastern, certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases were made on trade accounts with the same credit terms as the Company’s other customers and suppliers. Cattle sales to related parties amounted to $0 and $125,000 for the three months ended September 30, 2003 and 2002, respectively and $0 and $59.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Cattle purchases from related parties amounted to $0 for each of the three months ended September 30, 2003 and 2002 and $0 and $49.3 million for the nine months ended September 30, 2003 and 2002, respectively.

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $171,000 and $325,000 for the nine months ended September 30, 2003 and 2002, respectively. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 7,524,577 shares of the Company’s Class A common stock, or 19.3% of the outstanding shares as of September 30, 2003. In addition, Safeguard has a joint venture agreement with Internet Capital Group (“ICG”), an affiliated entity. Safeguard and ICG together have the power to vote approximately 49.6% (as of September 30, 2003) of the aggregate number of votes to which the shareholders of the Company’s common stock are entitled.

The Company leases office facilities in Weatherford, Oklahoma from a director of the Company. Rent expense was $13,500 for each of the nine-month periods ended September 30, 2003 and 2002.

The Company regularly conducts business with Allflex USA, Inc. (“Allflex”), a subsidiary of Allflex Holdings, Inc., which owns 4,000,000 shares of the Company’s Class A common stock or 10.2% of outstanding shares as of September 30, 2003. Allflex is a supplier of electronic identification tags for the cattle industry. Material purchases from Allflex amounted to approximately $16,000 and $86,000 for the nine months ended September 30, 2003 and 2002, respectively. An officer and director of the Company holds a less than 2% equity interest in Allflex Holdings, Inc. as of September 30, 2003.

(5) Impairment, Restructuring and Related Charges

A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying condensed consolidated balance sheets) for the nine months ended September 30, 2003 and 2002 follows:

Balance at December 31, 2001	$452,000
New charges
Three months ended March 31, 2002	58,000
Three months ended June 30, 2002	345,000
Three months ended September 30, 2002	—
Cash payments
Three months ended March 31, 2002	(255,000)
Three months ended June 30, 2002	(112,000)
Three months ended September 30, 2002	(337,000)

Balance at September 30, 2002	$151,000

Balance at December 31, 2002	61,000
New charges
Three months ended March 31, 2003	—
Three months ended June 30, 2003	—
Three months ended September 30, 2003	—
Cash payments
Three months ended March 31, 2003	(55,000)
Three months ended June 30, 2003	(2,000)
Three months ended September 30, 2003	—

Balance at September 30, 2003	$4,000

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

In August 2002, the Company determined it would discontinue its interactive website, replacing it with a less expensive, standard corporate website. This resulted in an adjustment to the carrying value of the website assets to their estimated fair market value of $34,000, resulting in a noncash impairment loss of approximately $812,000. The estimated fair value was based on anticipated cash flows, which were based on anticipated web advertising revenues during the fourth quarter of 2002. In addition, the Company recorded a noncash impairment charge of $44,000 to write-down the intangible assets related to the purchase of Cyberstockyard, Inc. in March 1999 to its estimated fair value of $0.

(6) Stock Plan

A summary of stock option transactions for the nine months ended September 30, 2003 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2002	4,728,776	$2.48	8.12

Granted	1,169,850	0.41
Exercised	(144,357)	0.78
Cancelled	(304,388)	1.91

Balance outstanding, September 30, 2003	5,449,881	$2.11	7.82

In June 2003 the Company extended the expiration date of 547,643 stock options for one year, with a 60-day exercise restriction and recognized expense of $84,308. This amount is included in selling, general and administrative expenses in the consolidated statement of operations.

(7) Early Extinguishment of Debt

In May 2002, the Company retired a $30 million revolving line of credit agreement from the CIT Group/Business Credit, Inc. A loss of $1.8 million was incurred as a result of the early retirement of debt, consisting of a $425,000 pre-payment penalty and approximately $1.4 million of debt issue costs.

(8) Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests were best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations sold or disposed of, for both the current and prior periods, as discontinued operations. The loss from discontinued operations includes revenues of $0 and $15.1 million for the three months ended September 30, 2003 and 2002, respectively and $20,000 and $464.9 million for the nine months ended September 30, 2003 and 2002, respectively. The pre-tax income/(loss) included in gain (loss) from discontinued operations for the three months ended September 30, 2003 and 2002 are $298,000 and $(907,000), respectively and $134,000 and $(10.5 million) for the nine months ended September 30, 2003 and 2002, respectively. The gain from discontinued operations in the three and nine months ended September 30, 2003 relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

For the three and nine months ended September 30, 2002, losses attributed to the lessee/operators’ noncontrolling interest in the results of operations of the leased cattle operations is reflected in minority interest in discontinued operations.

(9) Segment Information

The Company’s reportable segments consist of Animal Information Solutions (“AIS”) products and services and Food Safety Technology (“FST”) products. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Animal information solutions	$63,283	$133,078	$236,352	$458,190
Food safety technology	190,777	—	502,296	—

Total	$254,060	$133,078	$738,648	$458,190

Cost of revenue:
Animal information solutions	$11,289	$65,163	$38,795	$287,542
Food safety technology	65,202	—	200,925	—

Total	$76,491	$65,163	$239,720	$287,542

Gross Profit:
Animal information solutions	$51,994	$67,915	$197,557	$170,648
Food safety technology	125,575	—	301,371	—

Total	$177,569	$67,915	$498,928	$170,648

The Company’s assets and other statement of operations data are not allocated to a segment. During the three months ended September 30, 2003, approximately 65% of total revenues were from four FST customers and during the nine months ended September 30, 2003, approximately 12% of total revenues were from one FST customer. During the three months ended September 30, 2002, approximately 41% of total revenues were from two AIS customers and during the nine months ended September 30, 2002, approximately 33% of total revenues were from one AIS customer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this report.

Company Overview

We are a technology company providing food-safety, individual-animal tracking and supply-management services to the beef production industry. The Company is structured into two operating groups, the Food Safety Technology Group and the Animal Information Solutions Group.

The Food Safety Technology Group’s patented VerifEYE™ Food Safety Technology is a unique machine vision technology, which instantly detects microscopic levels of organic contamination that can harbor deadly pathogens. The VerifEYE technology is available in several applications for the meat processing, food processing and food services industries.

The Animal Information Solutions Group is comprised of two inter-related products and services, all designed to allow cattle producers, meat packers and retailers to better manage their product supply chains:

•	CattleLog™ – a suite of products and services providing individual animal data-collection and reporting tools; and

•	eDS – Electronic Data Services – provides individual animal data-collection and reporting services to our smaller customers.

Management has implemented significant restructuring efforts over the last two years to resize the business to focus on the Food Safety Technology and Animal Information Solutions business models. As a result of this change in focus, historical operations have limited relevance in assessing both the Company’s current results of operations and future prospects.

Results of Operations

Three months ended September 30, 2003 and September 30, 2002

Revenue

Revenue increased by 91% to $254,000 for the quarter ended September 30, 2003 from $133,000 for the quarter ended September 30, 2002. This increase is due primarily to an increase in revenues from the sale of VerifEYE Solo™ units and the introduction of revenues from the lease of a VerifEYE Cattle Inspection System (“CIS”) for the period from September 15, 2003 through September 30, 2003. These increases were partially offset by the discontinuation of the sale of web advertising at the end of 2002, which contributed revenues of $32,000 during the three months ended September 30, 2002 as well as a decrease in revenues from CattleLog.

Cost of Revenue

Cost of revenue increased by 17% to $76,000 for the quarter ended September 30, 2003 from $65,000 for the quarter ended September 30, 2002. This increase is due principally to the increase in costs associated with the sale of VerifEYE Solo units and depreciation on the VerifEYE CIS unit in the current quarter. The VerifEYE costs are offset by the reduction in indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases, by approximately $41,000 in the current quarter. We generated a gross profit of $178,000 and $68,000 for the quarters ended September 30, 2003 and 2002, respectively. The increase in gross profit is due primarily to the increase in both VerifEYE Solo and VerifEYE CIS revenues, which consist of higher margin technology products and services, as well as the decrease in indirect overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained unchanged at $1.4 million for both the quarter ended September 30, 2003 and the quarter ended September 30, 2002. Selling, general and administrative expenses consist primarily of salaries and wages, telephone, professional services, advertising and media expenses. We anticipate selling, general and administrative expenses to remain fairly stable over the coming year.

Technology and Development

Our technology and development expenses decreased 47% to $440,000 for the quarter ended September 30, 2003 from $824,000 for the quarter ended September 30, 2002. This decrease was primarily associated with the reduction of workforce implemented in 2002 and decreases in materials, supplies and consulting expenses. Furthermore, we have fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system and VerifEYE Solo, our handheld meat inspection system, are essentially complete. During the current quarter, the primary focus of our development team has been our VerifEYE Carcass Inspection System (“CIS”) and other derivative VerifEye products. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. As we continue to develop human/health applications, these costs are expected to increase.

Impairment, Restructuring and Related Charges

The impairment, restructuring and related charges incurred in the quarter ended September 30, 2002 consist of an impairment of $812,000 to write-down to fair value the capitalized software expenses incurred to establish our interactive website, which was replaced with a less expensive website design, and an impairment of $44,000 to write-off the unamortized goodwill associated with our acquisition of Cyberstockyard, Inc.

Depreciation

Depreciation expense decreased 36% to $608,000 for the quarter ended September 30, 2003 from $947,000 for the quarter ended September 30, 2002. The decrease is primarily due to the disposal of approximately $459,000 of property, plant and equipment and noncash impairment of approximately $812,000 of property, plant and equipment during the last three quarters of 2002.

Other Income and Expense

Interest and other income, net decreased to $3,000 for the quarter ended September 30, 2003 from $1.3 million for the quarter ended September 30, 2002. This decrease was primarily due to a decrease in miscellaneous income in the third quarter of 2003 to $11,000 from $1.3 million in the third quarter of 2002, relating to the favorable settlement of certain consulting and litigation fees, which had been previously accrued. In addition, interest income in the third quarter of 2003 decreased to $7,000 from $51,000 in the third quarter of 2002, generated principally by notes receivable from related parties outstanding during 2002. This income was offset in the current quarter by miscellaneous rental expense of $15,000.

Interest expense decreased to $6,000 for the quarter ended September 30, 2003 from $9,000 for the quarter ended September 30, 2002. This decrease is due primarily to the reduction in interest incurred on the remaining balance of our capital lease obligation.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended September 30, 2003 or the quarter ended September 30, 2002.

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

The assets sold included only property and equipment. All associated goodwill was previously reduced to zero. There were no liabilities in the disposal group. The impairment loss, revenue and pretax loss related to assets sold or disposed amounted to:

	Three Months ended September 30,
	2003	2002
Impairment loss	$—	$285,000
Revenue	$—	$15,113,000
Pretax (gain) loss	$(298,000)	$907,000

The gain from discontinued operations in the three months ended September 30, 2003 relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

Nine months ended September 30, 2003 and September 30, 2002

Revenue

Revenue increased by 61% to $739,000 for the nine months ended September 30, 2003 from $458,000 for the nine months ended September 30, 2002. This increase is due primarily to an increase in revenues from the sale of VerifEYE Solo units and the introduction of revenues from the lease of a VerifEYE CIS unit for the period from September 15, 2003 through September 30, 2003. This increase is partially offset by a change in marketing strategy for electronic identification (“EID”) tags in the second quarter of 2002, the nonrenewal of a feedyard data management service contract in the first quarter of 2002 and the discontinuation of the sale of web advertising at the end of 2002, which contributed revenues of $109,000, $37,500 and $86,000, respectively during the nine months ended September 30, 2002.

Cost of Revenue

Cost of revenue decreased by 17% to $240,000 for the nine months ended September 30, 2003 from $288,000 for the nine months ended September 30, 2002. This decrease is due principally to the reduction in costs for EID tags from the prior year, which contributed costs of approximately $88,000 during the nine months ended September 30, 2002. In addition, indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases were reduced by approximately $117,000 in the current nine months. These decreases in cost of revenues were offset by the costs associated with the sale of VerifEYE Solo units and depreciation on the VerifEYE CIS unit in the current quarter. We generated a gross profit of $499,000 and $171,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in gross profit is due primarily to the increase in both VerifEYE Solo and VerifEYE CIS revenues, which consist of higher margin technology products and services and a decrease in sales of EID tags, which typically generate lower profit margins, as well as the decrease in indirect overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 22% to $4.4 million for the nine months ended September 30, 2003 from $5.7 million for the nine months ended September 30, 2002. The decrease in selling, general and administrative expenses was primarily associated with the cost savings initiatives that have been implemented over the last two years and include decreases in salaries and wages, communications, professional services, advertising and media expenses. We anticipate selling, general and administrative expenses to continue to be reduced, in 2003 as compared to 2002, as the impact of our cost saving initiatives continue to become fully realized.

Technology and Development

Our technology and development expenses decreased 38% to $1.4 million for the nine months ended September 30, 2003 from $2.2 million for the nine months ended September 30, 2002. This decrease was primarily associated with the reduction of workforce and decreases in materials, supplies, consulting and facilities expenses. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system and VerifEYE Solo, our handheld meat inspection system, are essentially complete. During the current quarter, the primary focus of our development team was our VerifEYE CIS and other derivative VerifEye products. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. As we continue to develop human/health applications, these costs are expected to increase.

Impairment, Restructuring and Related Charges

The impairment, restructuring and related charges incurred in the nine months ended September 30, 2002 consist of severance and related outplacement benefits for 16 employees who were terminated during the second quarter of 2002, costs to exit a lease, an impairment of $812,000 to write-down to fair value the capitalized software expenses incurred to establish our interactive website, which was replaced with a less expensive website design, and an impairment of $44,000 to write-off the unamortized goodwill associated with our acquisition of Cyberstockyard, Inc.

Depreciation

Depreciation expense decreased 36% to $1.9 million for the nine months ended September 30, 2003 from $3.0 million for the nine months ended September 30, 2002. The decrease is primarily due to the disposal of approximately $459,000 of property, plant and equipment and noncash impairment of approximately $812,000 of property, plant and equipment during the last three quarters of 2002.

Other Income and Expense

Interest and other (expense) income, net decreased to $(13,000) for the nine months ended September 30, 2003 from $1.5 million for the nine months ended September 30, 2002. This decrease was primarily due to a decrease in miscellaneous income in the third quarter of 2003 to $15,000 from $1.3 million in the third quarter of 2002, relating primarily to the settlement of certain consulting and litigation fees, which had been previously accrued. In addition, interest income in the nine months ended September 30, 2003 decreased to $41,000 from $145,000 in the nine months ended September 30, 2002, generated principally by notes receivable from related parties outstanding in 2002. This income was offset in the current year by miscellaneous rental expense of $29,000, a miscellaneous expense in the first quarter of 2003 of approximately $34,000 related to the settlement of disputed consulting fees incurred in a prior period and an additional $6,000 of miscellaneous expense from several sources. In 2002, the interest income was enhanced by the receipt of miscellaneous rental income of approximately $62,000 and miscellaneous income received for the sale of infrared technologies and products of $17,000.

Interest expense decreased to $19,000 for the nine months ended September 30, 2003 from $442,000 for the nine months ended September 30, 2002. This decrease is due primarily to the termination of a line of credit on May 1, 2002.

Due to the losses incurred, we did not recognize income tax expense for the nine months ended September 30, 2003 or the nine months ended September 30, 2002.

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

The assets sold included only property and equipment. All associated goodwill was previously reduced to zero. There were no liabilities in the disposal group. The impairment loss, revenue and pretax loss related to assets sold or disposed amounted to:

	Nine Months ended September 30,
	2003	2002
Impairment loss	$—	$8,774,000
Revenue	$20,000	$464,934,000
Pretax (gain) loss	$(134,000)	$10,532,000

The gain from discontinued operations in the nine months ended September 30, 2003 relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

Liquidity and Capital Resources

As of September 30, 2003, our principal sources of liquidity are existing cash balances, working capital and expected sales from our VerifEYE and CattleLog products. As a result of our restructuring efforts, excluding the discontinued cattle operations, we have reduced our quarterly loss from continuing operations to approximately $2.3 million, which includes $608,000 of depreciation for the three months ended September 30, 2003. Cash and cash equivalents at September 30, 2003 and November 3, 2003 were $1.7 million and $909,000, respectively compared to $5.3 million at December 31, 2002. Our working capital balance as of September 30, 2003, including cash, was $1.2 million compared to $6.8 million as of December 31, 2002. Based on current revenue and expense projections, we will need to obtain additional working capital in the near term. As noted last quarter, the Company is in the process of seeking additional sources of liquidity to fund near term working capital requirements. We have formed an independent committee of the board, which is in the process of reviewing financing proposals. A financing may include the issuance by the Company of debt, equity securities, including equity securities that may be issued at a discount to our market price, or warrants. In the event equity securities are issued at a discount to the market price or warrants are issued, our stockholders will experience dilution, which may be significant. Our goal is to complete a transaction that meets our near term capital needs in the current fourth quarter. However, there can be no assurance that such a transaction will be secured, and if it is secured there can be no assurance that it will be on favorable terms. To the extent we are not able to secure adequate funding, our financial condition, results of operations and future prospects will be materially adversely affected. See also “Factors Affecting Our Business, Financial Condition and Results of Operations” below.

As of September 30, 2003, we have a receivable from Eastern Livestock, LLC in the amount of $200,000 to be paid in one installment on August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. For the nine months ended September 30, 2003, net cash used in operating activities was $5.3 million, primarily consisting of operating losses, net of depreciation.

Net cash provided by investing activities was $1.5 million for the nine months ended September 30, 2003. Our investing activities consist primarily of capital expenditures incurred primarily in producing VerifEYE CIS units for lease or demonstration purposes offset by the collection of receivables due from related parties.

Net cash provided by financing activities was $113,000 for the nine months ended September 30, 2003 and consists of proceeds from the exercise of stock options.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan and reduce our net cash outflow.

Other Matters

There were no changes in the components of the Company’s critical accounting policies and no significant changes in the components of commercial and contractual commitments during the nine months ended September 30, 2003.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

We were successful in regaining compliance for continued listing on the NASDAQ Small Cap Market, including the minimum $1.00 bid requirement during the quarter ended September 30, 2003. As such, our ticker symbol reverted back to EMRG on September 25, 2003.

Critical Accounting Policies

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We adopted Interpretation No. 46 in July 2003 and do not expect its provisions to have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. The provisions are effective for transactions entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements. In the future, we may find it desirable or necessary to seek external financing and we may enter into an agreement that would be governed by SFAS No. 150 whereby the financing we receive cannot be classified as equity in our consolidated balance sheet.

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

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of September 30, 2003, our investments consisted of $100,000 in cash equivalents with maturities of less than three months and a $75,000 certificate of deposit with a maturity of two years. Due to the nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter of 2003

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

(b) Reports on Form 8-K

We filed the following report on Form 8-K during the quarter ended September 30, 2003:

On July 24, 2003 we furnished the press release of our financial results for the three months and six months ended June 30, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003		eMerge Interactive. Inc.

	By:	/s/ David C. Warren

David C. Warren President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Juris Pagrabs

Juris Pagrabs Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

eMerge Interactive, Inc.

Index to Exhibits filed with Form 10-Q dated November 14, 2003

Exhibit	Description of Exhibit

31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002