Form 10-K
period 2003-12-31
EMERGE INTERACTIVE INC
filed 2004-03-30
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

Or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $18.3 million as of June 30, 2003, based upon the closing sale price per share of the common stock as quoted on the NASDAQ National Market. For the purposes of determining this amount only, the Company has excluded shares of common stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds five percent of the common stock outstanding at June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock, $0.008 par value, outstanding as of March 15, 2004 was 44,167,998. There were 43,792,298 shares of Class A common stock outstanding and 375,700 shares of Class B common stock outstanding as of this date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of eMerge Interactive, Inc.’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Report.

eMerge Interactive, Inc.

FORM 10-K ANNUAL REPORT

(For Fiscal Year Ended December 31, 2003)

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

eMerge Interactive, Inc. (“eMerge,” “us,” “we”, “our” or the “Company”) is a technology company providing individual-animal tracking, food-safety and supply procurement services to the beef production industry. Our mission is to enable the delivery of a large, brandable supply of beef that differentiates the products, opens new markets, and creates new value for the industry and consumers. The Company is structured into two operating groups, the Food Safety Technologies (“FST”) Group and the Animal Information Solutions (“AIS”) Group.

The FST Group’s patented VerifEYE™ food safety technology is a unique machine vision technology that is designed to instantly detect microscopic levels of organic contamination, which can harbor deadly pathogens. The VerifEYE technology is available in several applications for the meat processing and food processing industries, with additional products being developed for the food service, healthcare and childcare industries.

The AIS Group focuses on providing comprehensive, data-driven solutions to meet our customers’ information challenges. Our products include a variety of data collection software tools for the meat industry which, when used in combination with multiple data reporting options, allow users to properly address mandatory animal ID, export market requirements, health tracking, performance monitoring, or any number of custom information applications.

HISTORY

The Company, which was incorporated in Delaware in 1994, consummated an initial public offering of common stock in February 2000.

During 2000 and 2001, we acquired thirteen cattle brokerage companies, which represented 10% of the cattle trading market. These acquisitions increased our revenues to $1.2 billion in 2001, but required significant use of capital and we incurred a net loss of $92.4 million in 2001. Subsequently, in 2002, we determined that we would sell or close all the cattle operations. Accordingly, the assets of the operations to be sold were adjusted to their estimated fair value, which resulted in a non-cash asset impairment charge of $6.8 million for the year ended December 31, 2002. Both the write-down of these assets and the results of operations for these businesses are included in discontinued operations. The values of the intangible assets of the operations to be liquidated were also evaluated and we determined that estimated future undiscounted cash flows expected to result from the use and eventual disposition of the assets were below the carrying value of the assets. We adjusted the carrying value of these assets to their estimated fair value of $0, resulting in a non-cash impairment loss of approximately $1.9 million, which is included in discontinued operations for the year ended December 31, 2002. For further discussion of these acquisitions and divestitures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Form 10-K Report.

In late 2001 and 2002, under new management, we began to focus our efforts on primarily two business groups, AIS and FST. Accordingly, a series of restructurings occurred in an effort to fund our operations from existing cash flows. We implemented initiatives to further reduce our cost structure and streamline our corporate operations to better position the Company to achieve profitability. As a result of these initiatives, we reduced our workforce several times, incurring $319,000 and $1.8 million in severance and related employee costs and $84,000 and $757,000 in other closure, employee and professional costs for the years ended December 31, 2002 and 2001, respectively. We also reviewed all our intangible assets and adjusted their carrying values to estimated fair values, based on discounted cash flows, which resulted in noncash asset impairment charges of $1.6 million and $10.3 million included in continuing operations for the years ended December 31, 2002 and 2001, respectively. In addition, $44.6 million of non-cash asset impairment charges are included in discontinued operations for the year ended December 31, 2001.

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

In 2002, we announced an agreement to integrate our VerifEYE meat inspection system into Excel Corporation’s beef operations to finalize specifications for commercialization. Excel Corporation is a leading U.S. beef processor and a wholly-owned subsidiary of Cargill Incorporated, an international marketer, processor and distributor of agricultural, food, financial and industrial products and services. During 2003, we installed our first Carcass Inspection Systems (“CIS”) unit at an Excel beef plant in Schuyler, Nebraska. In February 2004, we shipped a second unit. The third unit is complete and will be shipped upon the completion of site preparations. Discussions are underway regarding the installation of the CIS at Excel’s four remaining North American beef plants.

In November 2003, we completed a private placement of common stock with an existing shareholder, raising $1.0 million in proceeds. As part of the transaction, we sold 1,605,136 common shares at $0.623 per share and issued warrants to purchase an additional 802,568 common shares at an exercise price of $0.98 per share. We have filed a registration statement with the Securities and Exchange Commission covering the resale of common shares and the shares issuable upon exercise of the warrant.

In January 2004, we completed a private placement of common stock and warrants with institutional investors to raise $7.0 million in proceeds. As part of the transaction, we sold 2,333,333 common shares at $3.00 per share and issued warrants to purchase an additional 830,508 common shares at an exercise price of $3.6875 per share. The transaction also provides the investors the right to invest an additional $2,491,524 in exchange for 830,508 common shares, or $3.00 per share, at any time prior to the 60th trading day following the date that a registration statement covering the common shares is declared effective by the Securities and Exchange Commission. We have filed a registration statement with the Securities and Exchange Commission covering the resale of common shares and the shares issuable upon exercise of the warrants and the additional investment rights.

INDUSTRY BACKGROUND

BEEF INDUSTRY

According to the National Cattlemen’s Beef Association (“NCBA”), the cattle industry is the largest single segment of the American agricultural economy, generating $95 billion in annual sales. The U.S. Department of Agriculture reports that sales of cattle account for approximately $34 billion in annual sales. At the retail level, the cattle industry generates over $51 billion in sales of beef. Furthermore, the NCBA estimates that worldwide cattle production is three times greater than U.S. production.

The U.S. beef production chain can be classified into three primary segments: producers, feedlots and packers.

PRODUCERS

According to the NCBA, there are approximately one million producers comprised of ranchers, farmers and landowners who breed and raise cattle. Most of the operations are independently owned and geographically dispersed throughout the United States. Each year these producers market approximately 35 million head of cattle that are eventually harvested for food, of which approximately 27 million are directed through feedlots. These cattle, raised for 12-18 months in an average herd size of approximately 35 head, are often located in different geographic regions, aggregated into larger groups and then sold to centralized feedlots to increase their weight and value.

FEEDLOTS

Feedlots typically purchase cattle weighing 300 to 900 pounds and manage the health and growth of the cattle for a period of 110 to 250 days. There are approximately 700 major feedlot operations concentrated in 10 mid-western states. These feedlots can manage from 4,000 to 115,000 head of cattle at any given time. In some regions of the country, there are a significant number of farmer-feeders, who may feed cattle, depending on their access to surplus grain. After reaching a weight of approximately 900 to 1,400 pounds, the animal is typically sold to a packer for harvesting.

PACKERS

Packers usually hold the cattle for two to 24 hours before harvesting and fabricating them for sale and eventual consumption. In addition to processing beef, packers inspect beef for cleanliness in preparation for USDA inspection. There are currently 64 major beef packing operations in the United States, which in total process approximately 35 million head of cattle into roughly 25 billion pounds of beef annually. Approximately 80% of the beef processed in the United States is processed by beef packing operations owned by Swift and Company, Tyson Foods, Cargill and National Beef, Inc.

LIMITATIONS OF THE CURRENT SYSTEM

Modern cattle production processes contain a number of inefficiencies that reduce livestock quality and increase cost. These inefficiencies include multiple transaction costs, exposure to stress and disease and the lack of important source, feeding and medication information.

We believe that industry participants generally collect and analyze information on cattle that go through the beef production process in an inconsistent, manual and time-consuming manner. Due to the nature of data collection and dissemination, cattle industry participants are unable to exchange critical information in an efficient and timely manner to optimize performance and beef quality. Evidence suggests that businesses in the cattle industry have not maximized the use of information to effectively address marketing, health, quality and performance issues.

With the discovery of the first-ever case of Bovine Spongiform Encephalopathy (BSE) in the United States by the USDA in December 2003, cattle identification and tracking have become priority issues for the U.S. beef industry. The subsequent BSE investigation revealed that the animal was of Canadian origin and the ongoing work to trace the animal’s origin conducted by USDA has yielded positive identification of a portion of the index cases’ cohorts, all testing negative for BSE. If a mandatory ID system was in place in the U.S., we believe this traceback process would have been completed in a matter of days, rather than the weeks it took in this case. All animals that had come in contact with the sick animal could have been identified and tested, thus increasing the world’s confidence in the safety of the U.S. beef supply. Without this type of assurance in place, many U.S. beef export countries have halted imports of U.S. beef products and some of these markets may not open for some time.

The impact of this problem is that our customers—for both the FST and AIS divisions—will most likely face unpredictable economic consequences for a period of time. The discovery of a single case of BSE in Canada, whose beef industry is roughly 1/7th the size of the U.S. beef industry, has cost Canadian producers and processors billions of dollars since May 2003. Though the U.S. beef supply is the safest in the world and BSE testing, safeguards and surveillance monitoring have been in place since 1990, we expect a similar response in the U.S. and for cattle markets and beef-related equities to be negatively impacted for the foreseeable future until all markets are re-opened.

We believe that an improved information flow between and within industry participants can significantly enhance opportunities for additional revenues and cost savings for the beef industry. There is currently no network or method for rapidly compiling and communicating information throughout all stages of the cattle production chain. There is also a growing retail demand for process- and source-verified beef that has created an opportunity for our AIS operations to be a leading provider of this type of product or service. Therefore, our products and services are directed at individual-animal tracking, supply-chain procurement and food safety in order to facilitate the safe, timely flow of source- and process-verified cattle and beef products within the beef-production supply chain.

In an effort to improve information flow and establish a network that has broad appeal within the cattle industry, in August 2003, eMerge invited five other agricultural data service companies to gather and discuss the need for greater cooperation between the industry’s leading data service providers. As a result of these meetings, a coalition was formed and announced plans to create the beef industry’s first data exchange standards.

The resulting coalition, known as the Beef Information Exchange (“BIE”), will initially facilitate rapid and secure sharing of data required for a national identification system to address potential mandatory identification and traceback requirements. The system may be expanded over time to accommodate a greater variety of production data. Establishing common data sharing standards is critical to the future of the beef industry because it creates a standard information platform, which will allow for greater operational efficiency, reduced supply chain uncertainties, and potentially lower costs.

We believe our products and services, along with our support of initiatives such as the BIE, can improve the industry’s productivity and profitability and help its participants enhance beef quality, safety and market share.

OUR PRODUCTS AND SERVICES

ANIMAL INFORMATION SOLUTIONS

CattleLog™ Data Collection

The CattleLog individual-animal data-collection and reporting system is designed to help cattle operations electronically track animals and relevant production data on these animals, and therefore, we believe is positioned to take advantage of any number of market or production opportunities.

CattleLog users can create continuously updated profiles that follow animals from birth through harvest, including specifications covering everything from genetics to health management. Prior and subsequent owners can then easily access the information via a password-protected area of eMerge’s web site in order to:

•	track and predict each animal’s performance;

•	determine the best management techniques to apply; and

•	deliver the source- and process-verification that are essential to successful beef branding.

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

Components of CattleLog include the affordable eMerge Data Services (“eDS”) to the highly automated CattleLog Pro. eDS allows smaller volume users to take advantage of CattleLog technology with a minimal investment in technical infrastructure. For high-volume users, CattleLog Pro provides both hardware and software, which may be used to efficiently record applicable cattle data.

USDA Process Verified Program

The USDA Process Verification Program (“PVP”) provides livestock and meat producers an opportunity to assure customers of their ability to provide consistent quality products by having their written production or operational processes confirmed through independent, third-party audits. The USDA PVP uses the International Organization for Standardization’s ISO 9000-series standards for documented quality management systems as a format for evaluating documentation to ensure consistent auditing practices and promotes international recognition of audit results. To operate an approved USDA PVP, companies must submit documented quality management systems to the Livestock and Seed Program, Audit, Review, and Compliance Branch (“ARC”), within the Agriculture Marketing Service, and successfully pass a rigorous onsite audit per ARC instructions. At present, only ten companies possess an approved USDA PVP, and all are for meat products.

In 2003, we applied for and received USDA PVP approval for our CattleLog service. We are the first information service to be granted this certification. Our quality system program components, which have been verified per USDA audit, are as follows:

•	Individual Animal Identification & Life History Tracking

•	Individual Animal Production & Performance Data

•	Customized Data & Information Reporting

•	Corresponding Carcass Yield and Cutout Data

Though these components address numerous customer-based data activities, the entire CattleLog program is subject to random, on-going USDA audits, which include reviews of data accuracy, security, field service, customer training, and, most importantly, customer satisfaction. We believe our CattleLog customers, from small cow-calf operation to larger commercial feedlots, all benefit from this unique certification and the combination of data quality and integrity that we believe is reflected by the USDA approval of the CattleLog program.

CattleLog Web-based Reports

CattleLog allows users easy, secure access to an array of sophisticated, web-based reports to streamline decision-making. Users simply log on to www.cattlelogreports.com to access a wide variety of interactive reports. Both standardized and customizable reports accommodate more than 2,800 fields of data. Here, customers will find their own operations’ data presented in easy-to-interpret formats. They can manipulate this information for detailed analysis and benchmarking of their operations’ performance, print out the resulting reports and have the ability to store and e-mail them to their suppliers or customers.

Data Management

We also offer tools to help industry participants understand the data they have collected. Our Professional Cattle Consultants (“PCC”) group, which we acquired in 1999, can provide customers with accurate analytical and market information for the feeding industry. PCC is in the business of collecting, calculating and disseminating feedlot data. PCC has spent over 30 years refining its comparative analysis program and our staff has a complete understanding of the modern feeding industry, which we believe increases the reliability of this collection and management system.

We provide customers with easy-to-read tables and graphs on a monthly basis as a comparative analysis report allowing them to compare the performance of their yard with regional averages. The analysis also helps customers see a broader view of the feedlot industry. Customers get detailed information on feed ingredient costs, industry profits and market trends.

FOOD SAFETY TECHNOLOGIES

VerifEYE

VerifEYE is our food safety technology that was originally developed and patented by scientists at Iowa State University and the Agricultural Research Service of the USDA. We hold exclusive rights to its global commercialization. For the past three years, we have been developing two commercial products that use our VerifEYE technology. These include the CIS unit and the Solo handheld inspection unit.

The VerifEYE CIS is a real-time, electronically controlled, optical inspection system that scans beef carcasses and creates a visual roadmap of potentially contaminated areas and displays them on a nearby monitor in real-time. The system also collects, displays and archives data as to the contaminated locations for each carcass as they are processed at line speeds. This data can also be integrated into an overall food safety, quality or HACCP program. The patented technology promises to help meat processors detect contamination and verify extensive safeguards already in place to minimize the possibility of outbreaks of such bacterial infections as E. coli 0157:H7 and salmonella.

The Solo handheld inspection unit is a portable instrument, incorporating the VerifEYE imaging technology. The Solo System can be used to verify the presence or absence of any trace levels of organic material on meat products and other surfaces, which could harbor potentially deadly pathogens. The Solo has been commercially available since May 2003 and is currently in use among leading processors in the U.S. and abroad.

The USDA Agricultural Research Service, in trials conducted at Oklahoma State University and at the University of Florida, has confirmed that this breakthrough imaging technology can detect even microscopic traces of fecal material on freshly harvested beef—including beef that has been subjected to such pathogen interventions as acid washes, irradiation and steam pasteurization.

Our VerifEYE meat inspection system was installed at an Excel beef plant in Schuyler, Nebraska during 2003. In February 2004, we shipped a second unit to Excel. The third unit is complete and will be shipped upon the completion of site preparations. Discussions are underway regarding the installation of the CIS at Excel’s four remaining North American beef plants.

During 2003, we had foreign sales of the Solo in five different countries. However, these sales constitute less than 16% of our total revenues and we do not believe geographic sales are significant to obtaining an understanding of our business operations during the three-year period ended December 31, 2003. Information for the Company’s two operating segments for the three-year period ended December 31, 2003 is contained in note 14 to the Consolidated Financial Statements on page F-17.

TECHNOLOGY AND DEVELOPMENT

We intend to continue to devote time and resources to enhance our current core technology, to improve our existing products, expand our product line and enter into other market segments. The R&D pipeline currently includes projects such as the enhancement of the VerifEYE technology for use in the pork industry, in addition to the design of a VerifEYE-based system for the detection of contaminates on hands of workers in the foodservice, healthcare, childcare and nursing home industries.

In September 2002, we conducted a private study to establish the efficacy of our VerifEYE food safety technology for detecting human bio-hazardous contamination, including feces, a study which paves the way for developing VerifEYE-based tools to help reduce the spread of viral and bacterial infections in restaurants, daycare facilities, hospitals, nursing homes and other environments where workers come in contact with food or patients. The study, conducted in cooperation with a Florida-based hospital, was designed to document the detection characteristics of human bio-hazardous contamination using the VerifEYE technology and included the analysis of approximately 100 contaminate samples.

In mid 2003, we continued our R&D efforts on the hand-scanning project by conducting a second study, designed to document dietary-related variables and their potential impact to our technology’s capability to detect human fecal material. Based on the results of our studies, we continue to develop the technical approach and evaluate the marketability of a VerifEYE-based system for the detection of contaminates on human hands. In late 2003 we established a formal R&D program for the project, further dedicating resources to this potential opportunity.

As we continue to expand our VerifEYE technology for pork applications and explore and develop human/health applications, we expect these costs to increase in 2004. Approximately $1.7 million, $2.9 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, were related to technology and development spending. Our current technology and development activities are primarily focused on developing our CattleLog product to further support the USDA pending mandatory ID initiative requirements and expanding our VerifEYE products, as discussed above.

SALES AND MARKETING

Our sales organization is structured around a direct sales team and domestic and international distributors. We have a staff of account managers who are responsible for sales of products and services to producer, feedlot and packer customers in given geographic territories.

We seek to establish broad customer awareness of our technologies, products and services within the industries we serve. Our marketing efforts include direct advertising through trade journals, press releases, and significant presence at local, state and national industry meetings and events. We also participate in professional societies and university programs and have developed strategic marketing relationships with industry professionals and academic institutions. Much of the initial interest in our products and services has been created through the extensive network of relationships we have in the cattle industry as well as through our sales organization.

OUR CUSTOMERS

Our customer focus is the cow/calf producer, the stocker and backgrounder, the feedyard operator, the packer or beef processor, various state beef quality assurance programs and branded beef alliances supporting retailers within the entire beef production chain.

In 2003, Excel Corp. accounted for 25% of our net revenue. In 2002 and 2001, Rancher’s Renaissance accounted for 38% and 29%, respectively, of our net revenue. We anticipate that our operating results will continue to depend on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

INTELLECTUAL PROPERTY

Our ability to protect and utilize our intellectual property rights is important to our continued success. We currently have multiple U.S. and foreign patent applications that are pending before the U.S. Patent and Trademark Office and related foreign agencies regarding:

•	livestock management systems and methods, and

•	systems and methods for the detection of organic contamination for both our Solo hand-held system and our handscan systems.

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

We believe that we compete based on these factors particularly due to the size and quality of our proprietary database, the timeliness of our service offerings, the expertise of our professionals and the convenience and ease of use of our Web site.

We believe that no one directly competes against our VerifEYE technology, which was developed and patented by scientists at Iowa State University and the USDA’s Agricultural Research Service. We hold exclusive rights to its global commercialization. However, we do feel that we compete indirectly against other systems and technologies designed to kill or reduce pathogens on meat products, commonly known as Microbial Interventions, including:

•	Steam Pasteurization;

•	Thermal Pasteurization;

•	Organic Acid Rinses; and

•	Irradiation.

EMPLOYEES

As of March 15, 2004, we employed a total of 41 persons, 40 of whom work with us on a full-time basis. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 2.    PROPERTIES

The location and general description of our properties as of March 1, 2004, are described below.

Corporate Headquarters

Our corporate facility is located at 10305 102nd Terrace in Sebastian, Florida, where we currently occupy approximately 25,000 square feet of office, administrative and data center space. We lease our facilities from XL Realty, Corp., a subsidiary of Safeguard Scientific, Inc., one of our largest shareholders. Our lease for this facility expires on March 31, 2006.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades in the NASDAQ SmallCap Market under the symbol “EMRG.” Prior to our February 4, 2000, IPO there was no established public trading market for any of our securities. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the NASDAQ National Market during each quarter of the last two fiscal years:

	High	Low
January 1, 2002 to March 31, 2002	$1.65	$.58
April 1, 2002 to June 30, 2002	$.71	$.22
July 1, 2002 to September 30, 2002	$.51	$.17
October 1, 2002 to December 31, 2002	$.50	$.28
January 1, 2003 to March 31, 2003	$.48	$.32
April 1, 2003 to June 30, 2003	$1.20	$.35
July 1, 2003 to September 30, 2003	$1.27	$.66
October 1, 2003 to December 31, 2003	$1.64	$.83

As of March 15, 2004, the last reported sale price for our common stock on the NASDAQ SmallCap Market was $1.88 per share and we had 556 registered holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	5,414,771	$2.07	1,077,533

Total	5,414,771	$2.07	1,077,533

The equity compensation plan approved by shareholders consists of our Amended and Restated 1999 Equity Compensation Plan.

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

In March 2002, Runnells Peters received additional consideration in compliance with the acquisition agreement. As part of this consideration, we issued 338,752 shares of our Class A common stock with an aggregate value of $500,000.

In December 2002, Pennell received additional consideration in compliance with the acquisition agreement. As part of this consideration, we issued 51,370 shares of our Class A common stock with an aggregate value of $30,051, based on the average closing price per share on February 25, 2002 of $0.585, per the terms of the acquisition agreement.

In July 2003, Hefley Order Buying Company received additional consideration in compliance with the acquisition agreement. As part of this consideration, we issued 79,791 shares of our Class A common stock with an aggregate value of $100,467, based on the average closing price per share for the 20 business days immediately preceding August 31, 2001 of $1.2585, per the terms of the acquisition agreement.

In September 2003 and again in October 2003, we issued 30,000 shares of our Class A common stock, for a total of 60,000 shares, to Investor Relations International as consideration for investor relations services.

On November 20, 2003, we issued 1,605,136 shares of our Class A common stock and warrants exerciseable for 802,568 shares of our Class A common stock at an exercise price of $0.98 to The Biegert Family Trust for $1,000,000 in cash. These shares were subsequently registered with the Securities and Exchange Commission, effective January 12, 2004.

On January 23, 2004, we issued 2,333,333 shares of our Class A common stock, additional investment rights exerciseable for 830,508 shares of our Class A common stock at an exercise price of $3.00 and warrants exerciseable for 830,508 shares of our Class A common stock at an exercise price of $3.6875 to Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust for $7.0 million in cash. As part of this transaction, we issued warrants exerciseable for 163,333 shares of our Class A common stock at an exercise price of $3.73 to Roth Capital Partners, LLC as consideration for acting as placement agent and providing financial and advisory services. We have filed a registration of these shares, and the shares issuable upon exercise of the warrants and additional investment rights with the Securities and Exchange Commission.

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

There have been no purchases of or plans to purchase eMerge equity securities made by or on behalf of the Company during the three months ended December 31, 2003.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The financial information set forth below may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto, which are included in this Form 10-K Report.

The following table summarizes our statement of operations data for the years indicated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Revenue	$927	$575	$849	$1,688	$1,591
Cost of revenue	322	335	1,066	1,947	1,770

Gross profit (loss)	605	240	(217)	(259)	(179)
Operating expenses:
Selling, general & administrative	5,873	6,790	13,189	20,616	8,582
Technology & development	1,747	2,863	4,481	7,688	4,156
Impairment & related charges	—	2,007	12,829	2,491	—
Depreciation & amortization	2,433	3,737	4,841	3,336	1,563

Total operating expenses	10,053	15,398	35,340	34,131	14,301
Interest expense/other income, net	(373)	(3,105)	(1,149)	4,320	(288)

Loss from continuing operations	$(9,821)	$(18,263)	$(36,706)	$(30,070)	$(14,768)

Loss from continuing operations per common share – basic and diluted	$(0.25)	$(0.46)	$(1.00)	$(0.95)	$(2.17)

Weighted average number of common shares outstanding – basic and diluted	39,101	39,409	36,592	31,687	6,795

The following table summarizes our balance sheet data for the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Cash	$1,553	$5,278	$8,934	$42,812	$12,316
Total assets	7,158	14,059	68,698	148,552	25,762
Total indebtedness	519	512	10,572	1,537	13,620
Total stockholders’ equity	3,372	12,119	42,578	130,077	8,891

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, our products current stage of development, the need for additional financing, competition in various aspects of our business and other risks described in this report and in our other reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained in this report.

Overview

We are a technology company providing individual-animal tracking, food-safety and supply procurement services to the beef production industry. Our mission is to enable the delivery of a large, brandable supply of beef that differentiates the products, opens new markets, and creates new value for the industry and consumers. The Company is structured into two operating groups, Food Safety Technologies (“FST”) and Animal Information Solutions (“AIS”).

Historical

From May 2000 through January 2001, we acquired thirteen cattle brokerage companies with the aim of increasing our presence and market share within the cattle industry. Through these acquisitions, we significantly increased our capacity to market cattle throughout the United States. Following these acquisitions, the cattle industry experienced difficulties due to an extended drought in the southern plains and the southeast, which led to a decrease in the availability of feeder cattle for sale, which led to a significantly reduced number of head sold in each quarter in 2001. In the fourth quarter of 2001, we completed lease and operating agreements with three of our largest order buying facilities in order to reduce the working capital requirements for our owned operations. In 2001 and 2002, under new management, we began to focus our efforts on our two business groups, AIS and FST. Accordingly, a series of restructurings occurred in an effort to fund our operations from existing cash flows. During the second quarter of 2002, we determined that in order to improve our productivity and our use of working capital we would sell or dispose of all of our previously acquired cattle operations. During the second half of 2002, we aggressively divested ourselves of these cattle operations and as of January 24, 2003, completed the divestiture of all our cattle operations. With the completion of these divestitures, we significantly changed our market focus and revenue source.

How we operate

Within our two business segments we have spent most of the past three years in research and development and commercialization. We have completed the development of CattleLog and both the VerifEYE Solo and CIS units. We are now in the process of expanding market acceptance of these products, as well as increasing our product offerings through continued research and development.

Going forward, our focus in the FST group is gaining industry wide adoption of our current Solo and CIS products, as well as completing the commercialization of nerve tissue, pork and hand hygiene products. Currently, we have established a relationship with Excel, who has adopted both the CIS and Solo products to enhance their food safety program. To be successful in meeting our sales goals, we will need to establish relationships with the other top five packers during the next several years. We are currently in discussions with several of these top packers, and hope to complete formal agreements with them in the near future.

There are approximately 500 beef processors in the U.S. who, we believe, would benefit from adoption of the Solo as an addition to their current food safety process. With our limited staff, we are unable to adequately cover all of these beef processors. To enhance our ability to market the Solo we are in the process of securing a distribution agreement with a U.S. distributor.

As a result of legislative changes, particularly with Country of Origin Labeling “(COOL”), our AIS group turned its attention to achieving USDA PVP certification for CattleLog. In January 2004, CattleLog was the first animal tracking solution to receive this certification. This USDA program involved a comprehensive approval process, which began in June 2003, and provides independent verification that our policies and procedures are designed to ensure the integrity and security of the data collected with our systems. CattleLog is designed to be a key tool that allows our customers, from small operators to commercial feedlots, to track and identify animals through the supply chain at a time of growing need.

As evidenced by the recent discovery of BSE in the U.S., cattle identification and tracking are priority issues to the U.S. beef industry and interest in our CattleLog individual ID product has increased significantly. One example of this increased interest is the contract reached with ADM Alliance Nutrition (“ANI”), a wholly owned subsidiary of Archer Daniels Midland (“ADM”) in January 2004, in which ANI selected our CattleLog individual-animal data collection and reporting system to manage their electronic data collection and analysis and information exchange efforts. ANI, a leading supplier of livestock feeds, will offer the CattleLog program to cattle producers who purchase ANI’s feed and feed supplements. In addition, this contract has resulted in other significant industry participants expressing interest in similar programs. We are hopeful we will have similar agreements reached soon.

The U.S. Government is motivated to establish a regulated, mandatory identification and tracking program. The establishment of these final regulations could impact the timing of revenue for the AIS group because the Government could choose from several methods of data collection and maintenance including:

•	the Government maintains the entire database, in which case, CattleLog could be used for electronic data collection only;

•	the Government designates third parties to collect and store the data, in which case, CattleLog could be one of the third party providers; or

•	the Government names a single third party to collect and store the data, in which case, unless CattleLog is the single provider, our sales would likely decrease. We do not believe this option is likely to occur.

In addition to the Government’s push for a mandatory identification program, beef retailers are exerting pressure on the beef industry to have traceability for all beef sold. These beef retailers include large grocery stores and restaurant chains, particularly fast food chains. If these retailers decide to require traceability in the near future for their meat purchases, as some, including McDonalds, have indicated they prefer, we believe the speed of industry-wide adoption will be greatly enhanced.

Key Indicators of Financial Condition and Operating Performance

Going forward, sales growth will be our best indicator of success. We believe that increased sales volume will be required to permit the Company to be self-sustaining in terms of a regular and positive cash flow from operations. The volatility faced by our customers, due to the reduction in beef exports after the discovery of BSE in the U.S. beef markets, will be reflected in greater unpredictability of our own sales. Inquiry into our products has increased since the BSE announcement, but capturing this potential growth will rely on the industry’s willingness to adopt these new technologies in order to prevent or minimize the effects of a second BSE case.

Our currently available CattleLog technology can help producers source-verify their product, which can significantly reduce the time and cost of tracing both the source of an infected animal and other potentially infected animals. In addition, we are developing VerifEYE applications to aid users in the detection of central nervous tissue, which would aid in keeping potential BSE contamination out of finished beef products.

One event which would have a significant effect on our sales growth is the selection of our CattleLog individual-animal data collection and reporting system by other name brand companies, in addition to ADM, to manage their electronic data collection and analysis and information exchange efforts. A second event significant to our anticipated sales growth will be the adoption of our CIS food safety technology by one or more of the other top five packers. A third event significant to our anticipated sales growth will be the completion of products, which apply the VerifEYE technology to hand-hygiene, pork and neural tissue applications, for commercialization. We continue to aggressively seek relationships with both brand name companies who may select CattleLog and the top five packers who may adopt the CIS technology. These entities are key to both our success and to the beef industry.

The following discussion of our financial condition and results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report.

Liquidity and Capital Resources

In January 2004, we completed a private equity placement of common stock, additional investment rights and warrants, receiving $7.0 million in cash. In addition, we have reduced our quarterly loss from continuing operations to approximately $2.2 million, which for the quarter ended December 31, 2003, includes $532,000 of depreciation. Sales increases are expected to be the most important source of future reduction in cash outflow. We expect that our existing cash balances, working capital and expected sales of our products and services, including the receipt of $2.0 million in accelerated lease payments from Excel, will meet our cash flow needs for the next twelve months. However, if sales from our products and services do not meet our expectations in 2004, we may need to seek additional sources of liquidity.

If required, we will continue to explore the need for other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through alternative debt financing that provides for the issuance of equity securities or through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See also “Factors Affecting Our Business, Financial Condition and Results of Operations” below.

Sources and Uses of Cash

As of December 31, 2003, we had cash and cash equivalents totaling $1.6 million compared to $5.3 million at December 31, 2002. Our working capital balance as of December 31, 2003 was $866,000 compared to $6.8 million as of December 31, 2002. With the addition of the $7.0 million in private equity funding, our cash and cash equivalents as of February 29, 2004 is $7.2 million and our working capital balance is $7.7 million.

As of December 31, 2003, we have a receivable from Eastern Livestock, LLC in the amount of $200,000 to be paid in one installment on August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern that we entered into in July 2002.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $5.9 million in 2003, $3.0 million in 2002 and $17.5 million in 2001. In 2003, cash used in operating activities consisted primarily of net operating losses offset by depreciation, increase in fair value of common stock warrants, decreases in trade accounts receivable and increases in advance payments from customers, offset by an increase in inventories. In 2002, cash used in operating activities consisted primarily of net operating losses offset by decreases in trade accounts receivable, inventories, cattle deposits, accounts payable and accrued liabilities.

Net cash provided by (used in) investing activities was $1.0 million in 2003, $35,000 in 2002 and $(19.4 million) in 2001. Our investing activities in 2003 consisted primarily of capital expenditures of $1.2 million offset by the collection of $2.3 million in receivables due from related parties. Our investing activities in 2002 included additional acquisition costs paid in compliance with earn-out agreements in the asset purchase agreements executed in January 2001 for Runnells Peters and Pennell for a combined cash payment of $688,000. In addition, we had capital expenditures of $569,000 and executed a note receivable from a related party of $2.0 million. These payments and receivables were offset by $2.7 million provided by the sale of assets associated with the divestiture of six of our cattle operations during 2002 and $322,000 provided by the sale of our investment in Turnkey Computer Systems, Inc. in December 2002.

Net cash provided by (used in) financing activities was $1.1 million for 2003, $(10.5 million) in 2002 and $12.8 million for 2001. Our financing activities in 2003 consisted primarily of a private equity placement, which resulted in proceeds of $1.0 million. In addition, we received $114,000 in proceeds from the exercise of stock options. Of the $10.5 million of net cash used in financing activities in 2002, $9.7 million was used by the leased operations, principally due to net repayments on the lines of credit held by these leased operations upon completion of the divestitures of these operations. In disposing of the leased cattle operations, we made a distribution of $513,000, representing the lessee/operators’ minority interest. In addition, we made $391,000 in capital lease payments related to the owned operations.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan and reduce our net cash outflow.

Commercial and Contractual Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2003 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease commitments	$615,000	$297,000	$318,000	$—	$—
Capital lease obligation (1)	519,000	519,000	—	—	—
Advance payments from customers	1,005,000	390,000	615,000	—	—

Total contractual obligations	$2,139,000	$1,206,000	$933,000	$—	$—

(1) As of March 29, 2004, we reached an agreement with Cisco to settle this capital lease obligation for a lump-sum payment of $200,000 and the return of leased equipment with a current book value of $90,000. This settlement will result in miscellaneous other income of approximately $320,000 in the first quarter of 2004.

General inflation has not had a significant impact on our business and it is not expected to have a major impact in the foreseeable future.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

Revenue increased to $927,000 for the year ended December 31, 2003 from $575,000 for the year ended December 31, 2002. This increase is due primarily to an increase in revenues from the sale of VerifEYE Solo units and the introduction of revenues from the lease of a VerifEYE CIS unit for the period from September 15, 2003 through December 31, 2003. This increase is partially offset by a change in marketing strategy for electronic identification (“EID”) tags in the second quarter of 2002 (contributed $111,000 in revenues in 2002 compared to $14,000 in 2003), the nonrenewal of a feedyard data management service contract in the first quarter of 2002 (contributed $37,500 in revenues in 2002 compared to $0 in 2003) and the discontinuation of the sale of web advertising at the end of 2002 (contributed $110,000 in revenues in 2002 compared to $0 in 2003).

Cost of Revenue

Cost of revenue consists primarily of the direct cost to manufacture VerifEYE Solo units, depreciation on the VerifEYE CIS units, royalties on the VerifEYE products and the indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases that are associated with supporting both our VerifEYE food safety systems, CattleLog individual-animal tracking and database management services. Cost of revenue decreased to $322,000 for the year ended December 31, 2003 from $335,000 for the year ended December 31, 2002. This decrease is due principally to the reduction in costs for EID tags from the prior year, which contributed costs of approximately $91,000 during the year ended December 31, 2002 compared to $11,000 for the year ended December 31, 2003. In addition, indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases were reduced by approximately $146,000 in the current year. These decreases in cost of revenues were offset by the costs associated with the sale of VerifEYE Solo units and depreciation on the VerifEYE CIS unit in the current year. We generated a gross profit of $605,000 and $240,000 for the years ended December 31, 2003 and 2002, respectively. The increase in gross profit is due primarily to the increase in both VerifEYE Solo and VerifEYE CIS revenues, which consist of higher margin technology products and services and a decrease in sales of EID tags, which typically generate lower profit margins, as well as the decrease in indirect overhead costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and related benefit costs, insurance program charges, material and supply purchases, professional service fees, communication, travel, consulting, advertising and media expenses. Selling, general and administrative expenses decreased 14% to $5.9 million for the year ended December 31, 2003 from $6.8 million for the year ended December 31, 2002. The decrease in selling, general and administrative expenses was primarily associated with the cost savings initiatives that have been implemented over the last two years and include decreases in salaries and wages, communications, travel, advertising and media expenses. Management has implemented significant restructuring efforts over the last two years to resize the business to focus on the VerifEYE and AIS business models. We anticipate selling, general and administrative expenses to remain fairly stable over the coming year.

Technology and Development

Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, software purchases and maintenance charges and project materials and supplies. Our expenses decreased 39% to $1.7 million for the year ended December 31, 2003 from $2.9 million for the year ended December 31, 2002. This decrease was primarily associated with the reduction of workforce and decreases in consulting, materials and supplies and facilities expenses. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system and both VerifEYE Solo, our handheld meat inspection system, are essentially complete. During the current year, the primary focus of our development team was our VerifEYE CIS and other derivative VerifEYE products. We expect to continue to incur costs to develop and commercialize new products, expand our offerings and adapt our technologies to new markets. As we continue to expand VerifEYE technology for pork and human/health applications, these costs are expected to increase.

Impairment, Restructuring and Related Charges

The impairment, restructuring and related charges incurred in the year ended December 31, 2002 consist of $319,000 in severance and related outplacement benefits for 16 employees who were terminated during the second quarter of 2002, $84,000 in other closure, employee and professional costs, an impairment of $812,000 to write-down to fair value the capitalized software expenses incurred to establish our interactive website, which was replaced with a less expensive website design, an impairment of $44,000 to write-off the unamortized goodwill associated with our acquisition of Cyberstockyard, Inc. and $748,000 to write-off the unamortized goodwill associated with our acquisition of Professional Cattle Consultants, LLC.

Depreciation

Depreciation and amortization expense decreased 35% to $2.4 million for the year ended December 31, 2003 from $3.7 million for the year ended December 31, 2002. The decrease is primarily due to the disposal of approximately $459,000 of property, plant and equipment and noncash impairment of approximately $812,000 of property, plant and equipment during the last three quarters of 2002.

Other Income and Expense

Interest and other income, net decreased to $68,000 for the year ended December 31, 2003 from $1.6 million for the year ended December 31, 2002. This decrease was primarily due to a decrease in miscellaneous income in 2003 to $59,000 from $1.4 million in 2002, relating primarily to the settlement of certain consulting and litigation fees, which had been previously accrued. In addition, interest income for the year ended December 31, 2003 decreased to $46,000 from $217,000 in the year ended December 31, 2002, generated principally by notes receivable from related parties outstanding in 2002. This income was offset in the current year by miscellaneous expenses from several sources of $35,000.

Interest expense decreased to $21,000 for the year ended December 31, 2003 from $448,000 for the year ended December 31, 2002. This decrease is due primarily to the termination of the line of credit on May 1, 2002.

Increase in fair value of common stock warrants represents the increase in the estimated fair value of the warrants that we issued in connection with our private equity financing from the transaction date of November 20, 2003 through December 31, 2003. This transaction is described more fully in note 11 to the consolidated financial statements.

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

Due to the losses incurred, we did not recognize income tax expense for the years ended December 31, 2003 and 2002. As of December 31, 2003, we had approximately $235.2 million of federal income tax loss carry forwards that can be used to offset future taxable income. Our tax loss carry forwards begin to expire in 2012 and we are not currently aware of any limitation on our ability to offset future taxable income.

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

The assets sold included only property and equipment. All associated goodwill was reduced to zero. There were no liabilities in the disposal group. The impairment loss, revenue and pretax loss related to assets sold or disposed amounted to:

	Years ended December 31,
	2003	2002
Impairment loss	$—	$8,774,000
Revenue	$19,600	$466,708,000
Pretax gain (loss)	$94,000	$(11,204,000)

The gain from discontinued operations in the year ended December 31, 2003 relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

Revenue decreased $274,000 to $575,000 for the year ended December 31, 2002 from $849,000 for the year ended December 31, 2001. This decrease is due primarily to the nonrenewal of a feedyard data management service contract in the first quarter of 2002, the discontinuation of the sale of platform sales at the end of 2001, and the wrap-up of equine sales in early 2002, which contributed revenues of $157,000, $70,000 and $69,000, respectively during the year ended December 31, 2001 compared to $37,500, $0 and $4,000, respectively during the year ended December 31, 2002.

Cost of Revenue

Cost of revenue decreased to $335,000 for the year ended December 31, 2002 from $1.1 million for the year ended December 31, 2001. This decrease is due principally to the reduction in indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases, which were reduced by approximately $596,000 in the year ended December 31, 2002. In addition, the reduction in direct costs related to platform sales and equine sales contributed to the decrease. We generated a gross profit (loss) of $240,000 and $(217,000) for the years ended December 31, 2002 and 2001, respectively.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and related benefit costs, insurance program charges, material and supply purchases, professional service fees, telephone, travel, consulting, advertising and media expenses. Selling, general and administrative expenses decreased 49% to $6.8 million for the year ended December 31, 2002 from $13.2 million for the year ended December 31, 2001. The decrease in selling, general and administrative expenses was primarily associated with the cost savings initiatives that began during the second quarter of 2001 and continued into 2002, which included several workforce reductions.

Technology and Development

Our technology and development expenses consist primarily of salaries and related benefit costs, payments to outside consultants, software purchases and maintenance charges and project material costs. Our expenses decreased 36% to $2.9 million for the year ended December 31, 2002 from $4.5 million for the year ended December 31, 2001. This decrease was primarily associated with the reduction of workforce. In addition materials, supplies and consulting expenses had significant decreases. Furthermore, the Company has fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system, is essentially complete. The primary focus of our development team in 2002 was our meat inspection system, VerifEYE.

Impairment, Restructuring and Related Charges

During 2002, we recorded $2.0 million in impairment and related charges including $1.6 million in noncash asset impairment charges, $319,000 in severance and related employee costs and $84,000 in other closure, employee and professional costs. During 2001, we recorded $12.8 million in impairment and related charges including $10.3 million in noncash asset impairment charges, $1.8 million in severance and related employee costs and $757,000 in other closure, employee and professional costs.

Depreciation and Amortization

Depreciation and amortization expense decreased 23% to $3.7 million for the year ended December 31, 2002 from $4.8 million for the year ended December 31, 2001. The decrease is primarily due to the adoption of SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill amortization charges of $640,000 are included in the year ended December 1, 2001 compared to $0 in the year ended December 31, 2002. If we had not adopted SFAS 142, we would have recorded $364,000 in amortization expense for the current year. The decrease in actual depreciation and amortization expense for the year ended December 31, 2002 without SFAS No. 142, compared to 2001, is due to the impairment of both tangible and intangible assets recorded during 2001 and 2002.

Other Income and Expense

Interest and other income, net increased to $1.6 million for the year ended December 31, 2002 from $100,000 for the year ended December 31, 2001. This increase was primarily due to miscellaneous income relating to the favorable settlement of certain consulting and litigation fees, which had been previously accrued. In connection with this settlement, we paid $150,000 and were released from any future obligations.

Interest expense decreased to $448,000 for the year ended December 31, 2002 from $540,000 for the year ended December 31, 2001. This decrease is due primarily to the termination of the line of credit on May 1, 2002.

Loss on disposal of assets for the year ended December 31, 2002 of $29,000 consists primarily of losses incurred on the sale of excess equipment created by the significant reduction in workforce over the last two years. During the fourth quarter of 2001, we conducted a physical inventory of our fixed assets and recognized a loss on disposal of $414,000.

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

The assets sold included only property and equipment. All associated goodwill was reduced to zero. There were no liabilities in the disposal group. The impairment loss, revenue and pretax loss related to assets sold or disposed amounted to:

	Years ended December 31,
	2002	2001
Impairment loss	$8,774,000	$44,582,000
Revenue	$466,708,000	$1,194,733,000
Pretax loss	$11,204,000	$55,354,000

Included in the pretax loss for the year ended December 31, 2002 is a provision for bad debt of $443,000 and a provision for obsolete inventory of $144,000.

Minority interest represents the lessee/operators’ share of activities conducted under the lease and operating agreements that were entered into during the fourth quarter of 2001.

Extraordinary Items

On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and recorded a charge to operations of approximately $233,000, which is included as a cumulative effect of a change in accounting principle in the consolidated financial statements.

Quarterly Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the quarters ended March 31, June 30, September 30, and December 31, 2003, and March 31, June 30, September 30, and December 31, 2002. The information for each quarter has been prepared on substantially the same basis as the audited financial statements included in other parts of this Form 10-K Report and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not necessarily indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.

	Three Months Ended
	Mar. 31, 2003	Jun. 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2002	Jun. 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$161	$323	$254	$188	$230	$95	$133	$117
Cost of revenue	74	89	76	82	148	74	65	48

Gross profit	87	234	178	106	82	21	68	69

Operating expenses	2,753	2,481	2,481	2,338	3,753	4,359	4,015	3,270
Other, net	(19)	(6)	(—)	(347)	(217)	(1,930)	(1,031)	72

Loss from continuing operations	$(2,685)	$(2,253)	$(2,304)	$(2,579)	$(3,889)	$(6,268)	$(4,978)	$(3,129)

Loss from continuing operations per common share – basic and diluted	$(0.07)	$(0.06)	$(0.06)	$(0.06)	$(0.10)	$(0.16)	$(0.13)	$(0.08)

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying the Company’s accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our consolidated financial statements.

In response to the Securities and Exchange Commission’s (SEC) Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the most critical accounting principles upon which the Company’s financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.

The most critical accounting principles identified relate to:

•	revenue recognition;

•	long lived assets; and

•	accounting for obligations and instruments potentially to be settled in the Company’s stock.

These critical accounting policies and the Company’s other significant accounting policies are further disclosed in Note 1 to the Company’s consolidated financial statements

Revenue Recognition

Revenues from the sale of all AIS products and services are recognized as products are shipped or services are provided.

We recognize revenues from the sale of hand-held VerifEYE Solo™ units using the revenue recognition principles of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” These principles provide that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangements meet the following criteria:

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

Revenues from operating leases of VerifEYE CIS units are reported on a straight-line basis over the life of the lease.

Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which we adopted as of January 1, 2002. This statement addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, but retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS No. 144 also supercedes the accounting and reporting of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

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

Accounting for Obligations and Instruments Potentially to be Settled in the Company’s Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Under EITF 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

•	Contracts that require physical settlement or net-share settlement, and

•	Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

•	Contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), and

•	Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

In November 2003, we issued 1,605,136 shares of common stock for $0.623 per share and warrants to purchase 802,568 shares of the Company’s common stock, with an exercise price of $0.98 per share, in a private placement transaction, raising gross proceeds of approximately $1.0 million. The warrants are exercisable immediately and expire November 21, 2008. In accordance with EITF 00-19 and the terms of the warrants, the fair value of the warrants has been accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. Subsequent changes in fair value are reflected in the statement of operations. Upon exercise, the warrants will be reclassified to stockholders’ equity.

The fair value of the warrants at date of issuance was estimated using the Black-Scholes option-pricing model. The fair value of the warrants was estimated to be $563,000 on the closing date of the transaction. The fair value of the warrants was then re-measured as of December 31, 2003 and was estimated to be $987,000. The increase in the fair value of $424,000 from the transaction date to December 31, 2003 was recorded as a charge to other expenses in the statement of operations. The fair value of the warrants increased by approximately $390,000 from December 31, 2003 to March 15, 2004 and such increase will be reflected as a charge to other expenses in the statement of operations in the first quarter of 2004.

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

We have incurred significant net losses since inception. We reported a net loss of approximately $9.7 million for the year ended December 31, 2003, or 1049% of total revenue, and a net loss of approximately $30.6 million for the year ended December 31, 2002, or 5318% of total revenue. As of December 31, 2003, we had accumulated net losses totaling approximately $198.2 million. Our revenue may not grow as anticipated and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

To achieve profitability, we must successfully address the following risks while maintaining or growing our profit margins:

•	lack of wide-scale commercial acceptance of our products and services;

•	lack of wide-scale sales and distribution channels for our products and services;

•	failure to introduce new products and services;

•	inability to respond promptly to competitive and industry developments;

•	failure to achieve brand recognition; and

•	failure to upgrade and enhance our technologies to accommodate expanded product and service offerings and increased customer demand.

We have recently raised $7.0 million of equity capital to support operations. However, the operating plans and financial projections may not be fully achieved. If our projections are not met, we may need to either raise debt or equity capital or further reduce operating costs to maintain a sufficient cash balances. We expect cash balances will be sufficient to operate throughout fiscal 2004. Should we find it necessary to raise additional funds, we may find that such funds are either not available or are available only on terms that are unattractive due to cost or dilution of existing shareholders’ interest, or both. In the event that we find it necessary to raise additional funds to sustain operations and we are unable to do so, we may need to take such actions as additional restructuring of operations to reduce costs or discontinue a line of business.

If we are unable to successfully address any of these risks, our business may be harmed.

Our two business segments are difficult to evaluate because they have a limited operating history.

Although we were formed in 1994, our current product and service offerings have a very limited operating history. Recently, we have focused our strategy on providing food safety and supply-management services. During 2003, the products of our FST segment have begun providing us with revenue. We have sold Solo units throughout the U.S. and have distributors in five foreign countries. We have installed our first CIS unit at an Excel beef plant, we have shipped two additional units and plans are underway to install CIS units in each of Excel’s four remaining North American beef plants. We are in discussion with other large beef processors and hopeful that additional CIS units will be installed in 2004, but we have no written agreements. In 2003, the revenues from products and services of our AIS segment have decreased from prior years, due primarily to changes in products and segment direction. If we are unable to expand the market for the products and services of both our FST segment and our AIS segment, or if any of our products do not perform as we expect them to, our results of operations and prospects will be materially and adversely impacted.

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

We expect that our revenue and operating results will vary in the future as a result of a number of factors. Our quarterly results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our operating results in the future may not follow any prior trends and should not be relied upon as an indication of future results. The factors that affect our quarterly operating results include:

•	our ability to generate revenues and profits in our two business groups;

•	our ability to retain existing customers and attract new customers;

•	our ability to develop and market new and enhanced products and services on a timely basis;

•	the introduction of new or enhanced products and services by us;

•	continued purchases by our existing customers; and

•	our ability to manage our costs.

In addition, a number of factors that are beyond our control will also affect our quarterly operating results, such as:

•	demand for our products and services;

•	product and price competition;

•	the introduction of new or enhanced products and services by our competitors; and

•	significant downturns in our targeted markets.

Our common stock price historically has been volatile, which may make it difficult for investors to resell common stock at prices they find attractive.

The market price of our common stock has been and will likely continue to be highly volatile. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. These fluctuations may be caused by factors such as:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	conditions or trends in the cattle industry;

•	new sales formats of new products or services;

•	changes in or failure by us to meet financial estimates of securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	capital commitments; and

•	sales of common stock.

Safeguard Scientifics, Inc. controls a substantial portion of our stock and may influence our affairs.

As of March 15, 2004, Safeguard Scientifics, Inc. (“Safeguard”) has the power to vote approximately 17% of the aggregate number of votes to which the holders of our common stock are entitled. In addition, currently two of the seven members of our board of directors are also officers of Safeguard. Safeguard may, therefore, have the ability to significantly influence our management and matters requiring stockholder approval.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We held no derivative securities as of December 31, 2003. Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of December 31, 2003, our investments consisted of $75,000 in a certificate of deposit with a remaining maturity of 17 months. Due to the small size, and conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered in this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls and, as of the end of the period covered in this report, there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our most recent evaluation.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information contained under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” and “Summary

Compensation Table” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 20, 2004, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the captions “Executive Compensation” and “Summary Compensation Table” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 20, 2004, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 20, 2004, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 20, 2004, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information contained under the caption “Principal Accounting Fees and Services” in our Definitive Proxy Statement relative to our annual meeting of shareholders on May 20, 2004, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed with this Form 10-K Report

(1)	The Consolidated Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:

(2)	Exhibits

Exhibit Number	Description	Reference
3.1	Second Amended and Restated Certificate of Incorporation of eMerge Interactive (Exhibit 3.1)	(1)

3.2	Amended and Restated Bylaws of eMerge Interactive (Exhibit 3.2)	(1)

4.1	Common Stock Purchase Warrant effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.3)	(12)

4.2	Form of Common Stock Purchase Warrant effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust. (Exhibit 10.6)	(13)

10.1	Amended and Restated 1996 Equity Compensation Plan (Exhibit 10.1)	(1)

10.2	1999 Equity Compensation Plan (Exhibit 10.2)	(1)

10.3	Stockholders Agreement dated July 17, 1997 and Joinder to Stockholder’s Agreement (Exhibit 10.26)	(1)

10.4	Registration Rights Agreement dated July 18, 1997 (Exhibit 10.17)	(1)

10.5	Master License Agreement dated July 29, 1998 between eMerge Interactive and Her Majesty the Queen of Canada, as represented by the Minister of Agriculture and Agri-Food Canada (Exhibit 10.3)	(1)

10.6	Stockholders Agreement dated July 29, 1998 among eMerge Interactive, and individuals designated as the former shareholders of STS Agriventures, Ltd. (Exhibit 10.8)	(1)

10.7	Asset Purchase Agreement dated January 15, 1999 between eMerge Interactive and Sperry Marine, Inc. (Exhibit 10.10)	(1)

10.8	Purchase and License Agreement dated January 15, 1999 between eMerge Interactive and Sperry Marine, Inc. (Exhibit 10.11)	(1)

10.9	Stockholders’ and Registration Rights Agreement dated February 24, 1999 (Exhibit 10.19)	(1)
10.10	Joinder and Correction to Stockholders and Registration Rights Agreement dated March 29, 1999 (Exhibit 10.20)	(1)

10.11	Subscription Agreement letter for purchase of Series B Junior Preferred Stock (Exhibit 10.14)	(1)

10.12	Preferred Stock Purchase Agreement dated April 1, 1999 (Series C Preferred Stock) (Exhibit 10.15)	(1)

10.13	Asset Purchase Agreement dated May 19, 1999 between eMerge Interactive and Professional Cattle Consultants, L.L.C. (Exhibit 10.12)	(1)

10.14	Exclusive License Agreement between Iowa State University Research Foundation, Inc., and eMerge dated August 3, 1999 (Exhibit 10.33)	(1)

10.15	Cooperative Research and development Agreement between USDA’s Agricultural Research Service, eMerge and Iowa State University of Science and Technology concerning Methods for Detecting Fecal and Ingesta Contamination on Meat dated August 4, 1999 (Exhibit 10.32)	(1)

10.16	Toll Processing Agreement dated August 16, 1999 between eMerge Interactive and ADM Animal Health & Nutrition, a division of Archer-Daniels-Midland Company (Exhibit 10.28)	(1)

10.17	Securities Purchase Agreement dated October 27, 1999 between eMerge Interactive Technologies, LLC and Internet Capital Group, Inc. (Exhibit 10.30)	(1)

Exhibit Number	Description	Reference
10.18	Registration Rights Agreement dated October 27, 1999 between eMerge Interactive and Internet Capital Group, Inc. (Exhibit 10.31)	(1)

10.19	Letter of Agreement dated January 12, 2000 between eMerge Interactive and Southern States, Cooperative, Inc. (Exhibit 10.13)	(1)

10.20	Agreement for the Purchase and Sale of Assets, dated April 20, 2000 (Exhibit 2.1)	(2)

10.21	Agreement for the Purchase and Sale of Assets, dated April 21, 2000 (Exhibit 2.5)	(2)

10.22	Contract for Sale and Purchase of Real Estate, dated April 21, 2000 (Exhibit 2.6)	(2)

10.23	Registration Rights and Restricted Stock Agreement, dated May 1, 2000 (Exhibit 2.2)	(2)

10.24	Supply and Support Agreement, dated May 1, 2000 (Exhibit 2.3)	(2)

10.25	Cattle Purchase Contract Agreement, dated May 1, 2000 (Exhibit 2.4)	(2)

10.26	Supplement to Common Stock Purchase Agreement dated October 1, 2000, between eMerge Interactive, Inc., Turnkey Computer Systems, Inc., Stephen W. Myers, Don Flynt and Carey Coffman (Exhibit 10.41)	(3)

10.27	Financing Agreement, dated August 24, 2001, by and among the Financial Institutions party thereto from time to time, as Lenders, The CIT Group/Business Credit, Inc., as Agent and eMerge Interactive, Inc. (Exhibit 10.5)	(5)

10.28	Financing and Warrant Purchase Agreement, dated as of August 24, 2001, by and among Safeguard Delaware, Inc., ICG Holdings, Inc. Biegert, Inc. and eMerge Interactive, Inc. (Exhibit 10.6)	(5)

10.29	Investment Agreement, effective as of August 29, 2001, by and between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.1)	(4)

10.30	Registration Rights Agreement, effective as of August 29, 2001, by and between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.3)	(4)

10.31	Amendment No. 1 to Investment Agreement, dated September 20, 2001, by and between eMerge Interactive, Inc. and Allflex Holdings, Inc. (Exhibit 10.2)	(4)

10.32	Lease and Operating Agreement, dated as of October 16, 2001, by and between Eastern Livestock Co., LLC and eMerge Interactive, Inc. (Exhibit 10.4)	(5)

10.33	Extension Agreement Re: Financing and Warrant Purchase Agreement, dated February 27, 2002, by and among Safeguard Delaware, Inc., ICG Holdings, Inc. Biegert, Inc. and eMerge Interactive, Inc. (Exhibit 10.48)	(6)

10.34	Amendment to Lease and Operating Agreement dated as of February 28, 2002, by and between Eastern Livestock Co., LLC and eMerge Interactive, Inc. (Exhibit 10.49)	(6)

10.35	Termination of Financing Agreement (‘Loan Agreement”), dated August 24, 2001, among eMerge Interactive, Inc. (“Borrower”), The CIT Group/Business Credit, Inc. in its capacity as agent (“Agent”) and as a lender (Exhibit 10.50)	(7)

10.36	February 27, 2002 Extension Agreement to Financing and Warrant Purchase Agreement Dated as of August 24, 2001 (Exhibit 10.51)	(7)

10.37	March 29, 2002 Extension Agreement to Financing and Warrant Purchase Agreement Dated as of August 24, 2001 (Exhibit 10.52)	(7)

10.38	Promissory Note dated January 7, 2003 between eMerge Interactive, Inc. and David C. Warren (Exhibit 10.53)	(7)

10.39	Jordan Cattle Asset Purchase Agreement (Exhibit 10.54)	(8)

10.40	Eastern Livestock, LLC Asset Purchase Agreement (Exhibit 10.55)	(9)

Exhibit Number	Description	Reference
10.41	Amendment to Promissory Note by and between Eastern Livestock, LLC and eMerge Interactive, Inc. and Thomas P. Gibson (Exhibit 10.56)	(9)

10.42	Real Property Lease between XL Realty, Corp. and eMerge Interactive, Inc. Dated November 1, 2001 (Exhibit 10.44)	(10)

10.43	Equipment and Technology License Agreement by and between Excel Corporation and eMerge Interactive, Inc. (Exhibit 10.45)	(10)

10.44	Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.46)	(10)

10.45	Real Property Lease between XL Realty, Corp. and eMerge Interactive, Inc. dated April 1, 2003 (Exhibit 10.57)	(11)

10.46	Securities Purchase Agreement, effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.1)	(12)

10.47	Registration Rights Agreement effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.2)	(12)

10.48	Securities Purchase Agreement effective as of January 22, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.5)	(13)

10.49	Form of Common Stock Purchase Additional Investment Right effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.7)	(13)

10.50	Registration Rights Agreement effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.8)	(13)

10.51	Equipment Lease Agreement dated November 21, 2003 by and between Excel Corporation and eMerge Interactive, Inc.	*

23.1	Consent of Independent Certified Public Accountants	*

31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-1 (No. 333-89815), filed with the Commission.
(2)	Incorporated by reference from the exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated May 5, 2000, filed with the Commission.
(3)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2000, filed with the Commission.
(4)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-71538), filed with the Commission on October 12, 2001.
(5)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended September 30, 2001.

(6)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2001, filed with the Commission.
(7)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended March 31, 2002.
(8)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended June 30, 2002.
(9)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended September 30, 2002.
(10)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2002, filed with the Commission.
(11)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended March 31, 2003.
(12)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-111446), filed with the Commission on December 22, 2003.
(13)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-113082), filed with the Commission on February 25, 2004.
*	Filed herewith.

(b) Reports on Form 8-K

We filed the following reports on Form 8-K for the quarter ended December 31, 2003:

On October 23, 2003, we furnished the press release of our financial results for the three months ended September 30, 2003.

On November 24, 2003, we furnished the press release announcing the completion of a $1.0 million private placement financing arrangement.

On November 24, 2003, we furnished the press release announcing that we will be receiving $3.0 million in accelerated lease payments from Excel Corporation.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004

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

Name	Capacity	Date

/s/ DAVID C. WARREN David C. Warren	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ JURIS PAGRABS Juris Pagrabs	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ THOMAS L. TIPPENS Thomas L. Tippens	Chairman of the Board	March 24, 2004

/s/ JOHN C. BELKNAP John C. Belknap	Director	March 27, 2004

Christopher J. Davis	Director	March , 2004

/s/ ROBERT E. DRURY Robert E. Drury	Director	March 29, 2004

/s/ JOHN C. FOLTZ John C. Foltz	Director	March 29, 2004

/s/ JOHN A. LOFTUS John A. Loftus	Director	March 29, 2004

eMERGE INTERACTIVE, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003 and 2002

(With Independent Auditors’ Report Thereon)

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003 and 2002

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eMerge Interactive, Inc. and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 and Note 16 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002 and SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities on January 1, 2001.

/s/    KPMG LLP

Orlando, Florida

January 23, 2004

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,553,394	$5,278,449
Trade accounts receivable, less allowance for doubtful accounts of $371,876 in 2003 and $929,299 in 2002	91,295	413,875
Cattle deposits, less allowance for doubtful accounts of $496,028 in 2003 and $576,493 in 2002	48,165	295,813
Inventories (note 4)	568,064	36,428
Prepaid expenses and other assets	507,739	188,663
Due from related parties (note 5)	194,551	2,281,630
Assets held for sale (note 6)	87,000	—

Total current assets	3,050,208	8,494,858
Property, plant and equipment, net (note 7)	3,758,919	5,347,511
Food safety systems installed at customers, net (note 8)	273,203	—
Other assets	76,080	—
Due from related parties (note 5)	—	217,074

Total assets	$7,158,410	$14,059,443

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation (note 9)	$519,278	$315,406
Accounts payable	744,796	568,394
Accrued liabilities:
Salaries and benefits	258,210	469,847
Legal and professional	122,874	165,985
Other	149,276	122,121
Advance payments from customers (note 10)	389,796	101,500

Total current liabilities	2,184,230	1,743,253
Capital lease obligation, excluding current installments (note 9)	—	196,967
Advance payment from customers – long term (note 10)	615,409	—
Common stock warrants (note 11)	986,853	—

Total liabilities	3,786,492	1,940,220

Commitments and contingencies (notes 9, 11 and 22)
Stockholders’ equity (notes 11, 12,13 and 18):
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 36,447,881 and 34,329,847 shares in 2003 and 2002, respectively; outstanding 35,204,026 and 33,085,992 shares in 2003 and 2002, respectively	291,583	274,638
Class B common stock, designated 7,288,890 shares, 5,694,445 shares issued and outstanding in 2003 and 2002	45,556	45,556
Additional paid-in capital	201,691,962	200,729,576
Accumulated deficit	(198,229,146)	(188,502,401)
Treasury stock, 1,243,855 shares, at cost (note 21)	(428,037)	(428,037)
Unearned compensation (note 13)	—	(109)

Total stockholders’ equity	3,371,918	12,119,223

Total liabilities and stockholders’ equity	$7,158,410	$14,059,443

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenue (note 14)	$926,838	$574,922	$848,651
Cost of revenue (note 14)	321,664	335,111	1,065,714

Gross profit (loss)	605,174	239,811	(217,063)

Operating expenses:
Selling, general and administrative (note 13)	5,873,471	6,790,259	13,188,961
Technology and development	1,747,015	2,862,818	4,480,491
Impairment and related charges (notes 15 and 16)	—	2,007,373	12,829,270
Depreciation and amortization of intangibles	2,433,048	3,737,373	4,841,482

Total operating expenses	10,053,534	15,397,823	35,340,204

Operating loss	(9,448,360)	(15,158,012)	(35,557,267)

Interest and other income, net	67,703	1,597,888	99,503
Interest expense	(21,103)	(448,168)	(539,952)
Gain (loss) on disposal of assets	4,492	(28,833)	(414,036)
Increase in fair value of common stock warrants (note 11)	(423,840)	—	—
Loss on early extinguishment of debt (note 17)	—	(1,831,672)	—
Equity in operations of unconsolidated investee (note 19)	—	4,066	(294,180)
Impairment of investment in unconsolidated investee (note 19)	—	(2,398,936)	—
Gain on sale of unconsolidated investee (note 19)	—	446	—

Loss from continuing operations before income taxes and cumulative effect of accounting change	(9,821,108)	(18,263,221)	(36,705,932)
Income tax expense (benefit) (note 20)	—	—	—

Loss from continuing operations before extraordinary item and cumulative effect of accounting change	(9,821,108)	(18,263,221)	(36,705,932)
Discontinued operations (note 21):
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2003, 2002 and 2001 (note 5)	94,363	(11,204,043)	(55,342,223)
Loss on disposition of discontinued cattle operations, net of income taxes of $0 in 2002	—	(1,294,397)	—
Minority interest	—	187,573	(136,447)

Loss before cumulative effect of accounting change	(9,726,745)	(30,574,088)	(92,184,602)
Cumulative effect of a change in accounting principle (note 2)	—	—	(232,688)

Net loss	$(9,726,745)	$(30,574,088)	$(92,417,290)

Loss from continuing operations per common share—basic and diluted	$(0.25)	$(0.46)	$(1.00)

Net loss per common share—basic and diluted	$(0.25)	$(0.78)	$(2.53)

Weighted average number of common shares outstanding—basic and diluted	39,100,605	39,409,429	36,592,121

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

December 31, 2003, 2002 and 2001

	Common stock Class A		Common stock Class B		Additional paid-in capital	Accumulated deficit	Treasury stock	Unearned compensation	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2000	29,445,228	$235,561	5,694,445	$45,556	$195,347,598	$(65,511,023)	$—	$(40,570)	$130,077,122
Exercise of common stock options (note13)	306,141	2,449	—	—	661,965	—	—	—	664,414
Issuance of 188,356 shares of Class A common stock in connection with business combinations, net of issue costs of $3,418	188,356	1,507	—	—	682,575	—	—	—	684,082
Issuance of 4,000,000 shares of Class A common stock for cash	4,000,000	32,000	—	—	2,625,439	—	—	—	2,657,439
Issuance of warrants to acquire 764,328 shares of Class A common stock (note 18)	—	—	—	—	914,376	—	—	—	914,376
Unearned compensation (note 13)	—	—	—	—	—	—	—	(329,360)	(329,360)
Amortization of unearned compensation (note 13)	—	—	—	—	—	—	—	326,826	326,826
Net loss	—	—	—	—	—	(92,417,290)	—	—	(92,417,290)

Balances at December 31, 2001	33,939,725	$271,517	5,694,445	$45,556	$200,231,953	$(157,928,313)	$—	$(43,104)	$42,577,609
Issuance of 390,122 shares of Class A common stock in connection with business combinations	390,122	3,121	—	—	526,930	—	—	—	530,051
Receipt of 1,243,855 shares of Class A common stock in connection with discontinued operations (note 21)	(1,243,855)	—	—	—	—	—	(428,037)	—	(428,037)
Amortization of unearned compensation (note 13)	—	—	—	—	(29,307)	—	—	42,995	13,688
Net loss	—	—	—	—	—	(30,574,088)	—	—	(30,574,088)

Balances at December 31, 2002	33,085,992	$274,638	5,694,445	$45,556	$200,729,576	$(188,502,401)	$(428,037)	$(109)	$12,119,223
Exercise of common stock options for cash (note13)	373,107	2,985	—	—	294,283	—	—	—	297,268
Issuance of 79,791 shares of Class A common stock in connection with business combinations	79,791	639	—	—	99,829	—	—	—	100,468
Issuance of 60,000 shares of Class A common stock for services	60,000	480	—	—	59,820	—	—	—	60,300
Issuance of 1,605,136 shares of Class A common stock for cash (note 11)	1,605,136	12,841	—	—	424,146	—	—	—	436,987
Compensation associated with stock option modification (note 13)	—	—	—	—	84,308	—	—	—	84,308
Amortization of unearned compensation (note 13)	—	—	—	—	—	—	—	109	109
Net loss	—	—	—	—	—	(9,726,745)	—	—	(9,726,745)

Balances at December 31, 2003	35,204,026	$291,583	5,694,445	$45,556	$201,691,962	$(198,229,146)	$(428,037)	$—	$3,371,918

See accompanying notes to consolidated financial statements

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(9,726,745)	$(30,574,088)	$(92,417,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	—	232,688
Write-off of deferred debt issue costs		1,358,126	—
Depreciation and amortization	2,454,989	3,737,373	15,707,723
(Gain) loss on disposal of assets	(4,492)	34,292	414,036
Impairment of assets held and used	—	3,427,445	11,085,494
Impairment of assets held for sale	—	7,077,944	44,628,916
Equity in operations of unconsolidated investee	—	(4,066)	21,611
Impairment of investment in unconsolidated investee	—	2,398,936	—
Noncash compensation	84,308	—	301,156
Amortization of unearned compensation	109	13,688	25,670
Issuance of common stock for services	60,300	—	—
Provision for obsolescence	—	—	354,772
Increase in fair value of common stock warrants	423,840	—	—
Change in fair value of financial instruments	—	(66,899)	—
Minority interest	—	(136,447)	136,447
Changes in operating assets and liabilities:
Trade accounts receivable, net	235,580	12,361,251	2,846,233
Inventories	(531,636)	6,836,887	(3,250,173)
Cattle deposits	247,648	1,786,754	836,483
Prepaid expenses and other assets	(135,501)	892,078	77,929
Restricted cash	—	1,505,000	—
Due from related parties, net	44,895	(107,394)	(624,561)
Accounts payable and accrued liabilities	56,182	(13,279,924)	2,414,167
Advance payments from customers	903,705	(291,066)	(271,283)

Net cash used in operating activities	(5,886,818)	(3,030,112)	(17,479,982)

Cash flows from investing activities:
Purchases of property and equipment	(1,161,606)	(569,080)	(7,938,718)
Proceeds from sale of property, plant and equipment	26,498	44,388	—
Purchase of certificate of deposit	(76,080)	—	—
Additions to receivables due from related parties	—	(1,998,811)	—
Collection of receivables due from related parties	2,259,258	200,000
Proceeds from sale of assets held for sale	—	2,723,550	—
Proceeds from sale of investment in Turnkey Computer Systems, Inc.	—	322,000	—
Business combinations, net of cash acquired	—	(687,500)	(10,327,669)
Purchases of intangibles	—	—	(1,134,000)

Net cash provided by (used in) investing activities	1,048,070	34,547	(19,400,387)

Cash flows from financing activities:
Net proceeds from private equity placement	1,000,000	—	—
Net proceeds from issuance of common stock	113,693	—	2,992,493
Net borrowings (payments) on line of credit	—	(9,658,062)	9,670,777
Capital contributed by lessee/operator in lessee/operator activity	—	100,000	412,862
Distributions to minority interest	—	(512,862)	—
Payments on capital lease obligations	—	(391,223)	(267,755)
Offering costs	—	—	(3,418)

Net cash provided by (used in) financing activities	1,113,693	(10,462,147)	12,804,959

Net change in cash	(3,725,055)	(13,457,713)	(24,075,410)
Cash and cash equivalents, beginning of period	5,278,449	18,736,162	42,811,572

Cash and cash equivalents, end of period	$1,553,394	$5,278,449	$18,736,162

Supplemental disclosures:
Cash paid for interest	$14,198	$574,899	$232,475
Non-cash investing and financing activities:
Issuance of Class A common stock in connection with business combinations	100,468	530,051	687,500
Due from broker for exercise of stock options	183,575	—	—
Receipt of land in connection with settlement of open trade receivables	87,000	—	—
Return of Class A common stock in connection with sale of business	—	428,037	—
Notes receivable from sale of business	—	482,135	—
Reversal of unearned compensation/accrued salaries and benefits	—	29,307	—
Capital lease for equipment	—	—	864,015
Issuance of warrants in connection with revolving line of credit (note 18)	—	—	914,376

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization

(a)    Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company providing VerifEYE™ food safety systems, CattleLog ™ individual-animal tracking and database management services to the beef production industry. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as innovative food safety technologies.

During the second quarter of 2002, the Company announced that it was divesting its cattle operations and planned to either sell or dispose of these operations. Accordingly, operating results for all periods presented exclude the cattle operations that have been sold or disposed and are classified as discontinued operations in the accompanying financial statements.

(b)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the activities conducted under the lease and operating agreements from October 1, 2001 to July 31, 2002. The Company believes that consolidation of these activities, notwithstanding lack of technical majority ownership, is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means of the lessee/operator remaining an employee of the Company, the Company’s majority share of the profits or losses derived from the activities, certain control terms of the lease and operating agreements and the relatively short-term nature of the agreements which are terminable by either party. The results of operations of the activities conducted under the lease and operating agreements are included in discontinued operations. As of July 31, 2002, all lease and operating agreements were no longer effective and the related assets had been sold. With the completion of the divestiture of all of the cattle operations, the Company dissolved all of its wholly owned subsidiaries during the last quarter of 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

During 2002 and 2001, the Company’s investment in Turnkey Computer Systems, Inc. (“Turnkey”), a private corporation, was accounted for by the equity method. Accordingly, the Company’s share of Turnkey’s earnings or losses is reflected under the caption “equity in operations of unconsolidated investee” in the consolidated statements of operations. In December 2002, the Company sold the investment for $322,000 in cash.

(2)    Summary of Significant Accounting Policies

(a)    Cash and Cash Equivalents

Cash and cash equivalents include amounts on deposit with financial institutions and investments with maturities of 90 days or less. The Company considers all highly liquid debt instruments with maturities of 90 days or less to be cash equivalents. Cash equivalents of $100,000 at December 31, 2002 consist of highly liquid debt instruments with maturities of 90 days or less. As of December 31, 2002, $100,000 of the cash equivalents was pledged to support the Company’s corporate credit cards.

(b)    Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Past due

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balances over 90 days and a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

(e)    Food Safety Systems Installed at Customers

Food safety systems installed at customers are stated at cost. Depreciation on the food safety systems is calculated on the straight-line method over the estimated useful lives of the assets, which is currently estimated at 5 years. The installation costs for these systems is depreciated using the straight-line method over the contractual lives of the leases, which is currently 3 years.

(f)    Capitalized Software Costs

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

(g)    Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” as of January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.

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

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(h)    Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, cattle deposits, amounts due from related parties, accounts payable, accrued liabilities and advance payments from customers approximate their fair value due to the short term nature of these instruments. The carrying amount of capital lease obligations approximates their fair value since the interest rates reflect the current credit risk associated with these obligations.

(i)    Revenue Recognition

Revenues from the sale of all Animal Information Solutions (“AIS”) products and services are recognized as products are shipped or services are provided.

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

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(k)    Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in the summary of significant accounting policies of the effect of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual and interim disclosure requirements are effective for fiscal years ending after December 15, 2002.

As of December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in note 13. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

If the Company had elected to adopt the fair value-based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	2003	2002	2001
Net loss as reported	$(9,726,745)	$(30,574,088)	$(92,417,290)
Add: Stock-based employee compensation expense included in reported net loss	84,417	42,995	326,826
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,667,997)	(2,309,086)	(3,523,273)

Pro forma net loss	$(11,310,325)	$(32,840,179)	$(95,613,737)

Net loss per share as reported – basic and diluted	$(0.25)	$(0.78)	$(2.53)

Pro forma net loss per share – basic and diluted	$(0.29)	$(0.83)	$(2.61)

(l)    Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s stock options (5,414,771 shares at December 31, 2003, 4,728,776 shares at December 31, 2002 and 4,748,140 shares at December 31, 2001) have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

(m)    Hedging Activities

The Company accounts for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.” In June 2000 the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, and recorded a cumulative effect of a change in accounting principle of approximately $233,000. The change in fair value of all derivative contracts amounted to gains of approximately $64,000 and $536,000 for the years ended December 31, 2002 and 2001, respectively, and is included in discontinued operations.

Prior to the divestiture of the Company’s cattle operations in the second and third quarters of 2002, in the ordinary course of business, the Company entered into purchase and sale contracts for cattle that required delivery at a future date. Management believes that these transactions fall under the “normal purchases and normal sales” exception described within SFAS No. 133, as amended. The Company also entered into a limited number of cattle futures transactions in 2002. Since the divestiture in 2002, the Company has not entered into any transactions of this kind. The Company did not maintain the documentation required by the standard to qualify for hedge accounting with respect to cattle futures transactions. As of December 31, 2003 and 2002, the Company does not have any cattle futures contracts with purchase commitments or sales commitments.

(n)    Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had no such transactions, events or circumstances during 2003, 2002 and 2001 other than net losses. Thus, comprehensive loss is the same as net loss for 2003, 2002 and 2001.

(o)    Recent Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No.51 and subsequently amended it with the issuance of Interpretation No. 46-R in December 2003. This Interpretation and its amendment address the consolidation by business enterprises of

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on the Company’s consolidated financial statements.

(p)    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(q)    Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements in order to conform to 2003 classifications. The changes had no effect on previously reported net loss.

(3)    Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $198.2 million as of December 31, 2003. For the year ended December 31, 2003, the Company incurred a net loss of $9.7 million and negative cash flows from operations of $5.9 million. Management expects operating losses to improve throughout 2004. The Company plans to increase its revenue related to sales of both AIS products and services and VerifEYE products, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. In addition, in January 2004, the Company received $7.0 million from issuance of common stock, warrants and additional investment rights, which will be used to support operations. The Company expects that with this additional cash and the expected cash flows from operations in 2004 that anticipated cash requirements during 2004 will be met. However, if sales from products and services do not meet expectations in 2004, the Company may need to seek additional sources of liquidity.

(4)    Inventories

Inventories consist of:

	2003	2002
Raw materials	$494,521	$—
Finished goods	70,326	—
Other	3,217	7,080
Cattle	—	29,348

	$568,064	$36,428

(5)    Related Party Transactions

Amounts due from related parties consist of $195,000 as of December 31, 2003 and $2.5 million as of December 31, 2002. These balances are due from shareholders’ related businesses. As of December 31, 2002, due from related parties includes a non-interest bearing receivable from Eastern Livestock, LLC (“Eastern”) in the amount of $400,000 to be paid in two equal installments on August 5, 2003 and 2004 in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. Interest, at 4.75%, has been imputed on this receivable. This balance also includes a note receivable from Eastern in the amount of $2.0 million, which bears

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest at the prime rate. The remaining $145,000 included in due from related parties as of December 31, 2002 is due from entities other than Eastern. Eastern paid $2.0 million in January 2003 and $200,000 in August 2003. The balance outstanding as of December 31, 2003 is due in August 2004.

Prior to the divestiture of cattle operations in 2002, the Company had both cattle sales and purchase transactions with Eastern, certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases were made on trade accounts with the same credit terms of the Company’s other customers and suppliers. Cattle sales to related parties amounted to $62.5 million and $326.5 million for the years ended December 31, 2002 and 2001, respectively. Cattle purchases from related parties amounted to $49.7 million and $107.1 million for the years ended December 31, 2002 and 2001, respectively. These sales and purchases are included in discontinued operations.

The Company regularly conducts business with Allflex USA, Inc. (“Allflex”), a subsidiary of Allflex Holdings, Inc., which owned 4,000,000 shares of the Company’s Class A common stock until December 24, 2003, which constituted 10.2% of outstanding shares at that date. As of December 31, 2003, Allflex no longer holds shares of the Company’s common stock. Allflex is a supplier of electronic identification tags for the cattle industry. Material purchases from Allflex amounted to approximately $18,000, $138,000 and $525,000 for the years ended December 31, 2003, 2002 and 2001, respectively. An officer and director of the Company holds a less than 2% equity interest in Allflex Holdings, Inc. as of December 31, 2003.

Leases

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $240,000 in 2003, $481,000 in 2002 and $360,000 in 2001. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 7,524,577 shares of the Company’s Class A common stock, or 17.9% of the outstanding shares as of December 31, 2003. In addition, as of December 31, 2003, Safeguard has a joint venture agreement with Internet Capital Group (“ICG”). Safeguard and ICG together have the power to vote approximately 47.0% (as of December 31, 2003) of the aggregate number of votes to which the shareholders of the Company’s common stock are entitled. As of February 20, 2004, the joint venture agreement between Safeguard and ICG was terminated.

The Company leases office facilities in Weatherford, Oklahoma from a director of the Company. Rent expense was $18,000 for each of the years ended December 31, 2003, 2002 and 2001.

Administrative Services Fee

In April 2000, the Company amended an existing agreement with XL Vision such that administrative services fees charged to the Company were based upon an estimate of hours spent by XL Vision personnel in support of the Company. Administrative services fees were approximately $0 in 2003, $0 in 2002 and $76,100 in 2001. This agreement was terminated in 2001.

Discontinued Operations

As disclosed in note 21, the Company sold assets acquired in June 2000 from W.P. Land and Livestock Inc., d/b/a Jordan Cattle Auction (“Jordan”) and assets acquired in September 2000 from RPT Land & Cattle Company (“Thigpen”) to related parties during the three months ended June 30, 2002. In addition, the Company sold assets acquired in May 2000 from Eastern Livestock, Inc., assets acquired in August 2000 from Mountain Plains Video Contract Auction (“Mountain Plains”), assets acquired in December 2000 from J&L Livestock company (“Jansma”), assets acquired in July 2000 from Ed Edens Farms (“Edens”), assets acquired in August

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 from LeMaster Livestock, Inc. (“LeMaster”) and assets acquired in January 2001 from BBBBP & S, LLC, d/b/a Bluegrass Stockyards (“Bluegrass”) to related parties in the three months ended September 30, 2002. The Company has no continuing involvement in the operations of these entities.

(6)    Assets Held For Sale

In August 2003, the Company settled an outstanding receivable from the discontinued cattle operations, which had previously been considered uncollectible. In this settlement, the Company received a warranty deed to 198.0 acres of unimproved property in Taylor County, Texas. The property is recorded at its appraised fair value of $87,000 and the Company is actively pursuing a buyer.

(7)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of:

	2003	2002
Computer equipment and software	$9,729,242	$9,736,536
Furniture, fixtures and equipment	1,949,830	1,807,365
Leasehold improvements	371,368	302,882
Barn equipment and vehicles	65,442	100,963
Construction-in-process	382,920	—

	12,498,802	11,947,746
Less accumulated depreciation	8,739,883	6,600,235

Property, plant and equipment, net	$3,758,919	$5,347,511

Assets under capital lease amounted to $788,670 as of December 31, 2003 and 2002. Accumulated amortization for assets under capital lease totaled approximately $475,956 and $264,420 as of December 31, 2003 and 2002, respectively.

As of December 31, 2001, the Company owned and leased two properties; one in Okolona, Mississippi under an operating lease arrangement that expired in July 2002 and one in Chilton, Texas under a lease and operating agreement, as described in note 1, that expires in August 2005. The leased property was recorded at cost and was depreciated on the straight-line basis. Estimated useful lives range from 3-20 years. The leased property had a total book value of approximately $1,736,000 consisting of $347,000 of land, $1,275,000 of buildings and improvements, $78,000 of furniture, equipment and fixtures, $28,000 of barn equipment and vehicles and $8,000 of computer equipment and software, less accumulated depreciation of $656,000 resulting in a net book value of $1,080,000 as of April 30, 2002. The Chilton, Texas property was sold in May 2002 and the Okolona, Mississippi property was sold in August 2002. Additional discussion of these sales is included in note 21—Discontinued Operations.

(8)    Food Safety Systems Installed At Customers

Food safety systems installed at customers consists of one VerifEYE CIS unit that is leased to a customer under an operating lease agreement that expires in 2006. The total cost of the unit and related accumulated depreciation amounts to $295,144 and $21,941, as of December 31, 2003, respectively.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    Leases

The Company leases certain property and equipment under various operating and capital lease arrangements that expire over the next three years. Future minimum lease payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

	Capital leases	Operating leases
2004	$537,857	$297,000
2005	—	255,000
2006	—	63,000

Total minimum payments	537,857	$615,000

Amount representing interest	(18,579)

Obligation under capital leases	519,278
Current installments of capital lease obligations	519,278

Capital lease obligation, excluding current installments	$—

Rental expense under all operating leases was approximately $409,000 in 2003, $686,000 in 2002 and $469,000 in 2001.

(10)    Advance Payments From Customers

The Company rents VerifEYE CIS units to its customers under three year operating lease agreements. The one unit under lease as of December 31, 2003, has been prepaid and the advance payment is included in advance payments from customers and recorded as revenue over the lease term on a straight-line basis.

(11)    Common Stock Warrants

On November 20, 2003, the Company issued 1,605,136 shares of common stock to The Biegert Family Irrevocable Trust (the “Trust”) in a private placement transaction for $0.623 per share, receiving gross proceeds of approximately $1.0 million. In connection with the transaction, the Company also issued warrants to purchase 802,568 shares of the Company’s common stock. The exercise price of the warrants is $0.98 per share. The warrants are exercisable immediately and expire November 21, 2008. The $1.0 million of proceeds were allocated to the common stock and warrants based on their relative fair values.

Within 30 calendar days following the closing date of the common stock issuance, the Company was required to file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of all of the common stock purchased and the common stock underlying the warrants. The Company was required to use its commercially reasonable efforts to obtain effectiveness of the registration statement before the earlier of (a) the 90th calendar day following the closing date or (b) the fifth trading day following notification by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments.

The registration rights agreement provides that if a registration statement is not filed, or does not become effective, within the defined time period, then in addition to any other rights the Trust may have, the Company

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would be required to pay to the Trust an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price, prorated daily. The registration statement was filed within the allowed time, and was declared effective by the SEC on January 12, 2004. Accordingly, no liquidated damages were required to be paid in connection with the initial registration. However, if the registration statement does not remain effective it is possible that liquidated damages would be incurred.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants has been accounted for as a liability. Subsequent changes in fair value are reflected in the statement of operations. Upon exercise, the warrants will be reclassified to stockholders’ equity.

The fair value of the warrants at date of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.29%, the contractual life of 5 years and volatility of 107.5%. The fair value of the warrants was estimated to be $563,000 on the closing date of the transaction. The fair value of the warrants was then re-measured as of December 31, 2003 using the following assumptions: no dividends; risk-free interest rate of 3.27%, the contractual life of 4.9 years and volatility of 114.8%. The fair value of the warrants was estimated to be $987,000 as of December 31, 2003. The increase in the fair value of $424,000 from the transaction date to December 31, 2003 was recorded as a charge to other expenses in the statement of operations.

(12)    Equity

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

(13)    Stock Plan

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

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2000, the Company’s stockholders approved an amendment to the 1999 Plan to increase the number of shares available for grant to 4,000,000 shares. In May 2002, the Company’s stockholders approved an amendment to the 1999 Plan to increase the number of shares available for grant to 6,000,000 shares.

A summary of stock option transactions follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance outstanding, December 31, 2000	4,167,127	$8.73	8.60
Granted	3,210,950	1.94
Exercised	(306,141)	1.09
Cancelled	(2,323,796)	10.64

Balance outstanding, December 31, 2001	4,748,140	$3.69	8.56
Granted	1,575,825	0.63
Exercised	—	—
Cancelled	(1,595,189)	4.26

Balance outstanding, December 31, 2002	4,728,776	$2.48	8.12
Granted	1,561,717	0.62
Exercised	(373,107)	0.80
Cancelled	(502,615)	2.31

Balance outstanding, December 31, 2003	5,414,771	$2.07	7.71

As of December 31, 2003, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Remaining Life (in years)	Average Exercise Price	Number of Options	Average Exercise Price
$ 0.33 – $ 0.43	1,049,750	8.88	$0.3883	283,250	$0.3885
$ 0.56 – $ 0.68	1,187,750	8.02	$0.5774	654,000	$0.5765
$ 0.69 – $ 0.89	1,326,155	6.70	$0.8386	927,954	$0.8366
$ 0.90 – $ 1.44	937,864	8.53	$1.3708	353,253	$1.3648
$ 1.45 – $ 2.40	262,752	6.24	$1.9549	202,752	$2.0921
$ 3.08 – $ 4.41	277,750	7.09	$4.3641	189,750	$4.3487
$ 4.80 – $11.91	264,150	6.44	$11.1240	223,525	$10.9917
$14.38 – $62.38	108,600	6.47	$28.1566	95,476	$27.8295

As of December 31, 2003 and 2002, there were 2,929,960 and 2,216,493 options exercisable, respectively, at weighted average exercise prices of $2.77 and $2.70, respectively.

As of December 31, 2003 and 2002, there were 1,077,533 and 2,136,635 options available for grant, respectively.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of stock options, calculated on the date of grant using the Black-Scholes option-pricing model, was $0.51 in 2003, $0.53 in 2002 and $1.54 in 2001. The following weighted average assumptions were used to determine fair value:

	2003	2002	2001
Expected volatility	118.0%	121.2%	109.3%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.00%	4.43%	4.73%
Expected life in years	4.95	5.00	5.00

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

In March 1999, the Company granted 360,625 stock options with an exercise price of $1.60 and a fair value of $1.80. The Company recorded $72,126 of unearned compensation at the grant date and is amortizing the unearned compensation to earnings over the vesting period. Compensation expense related to the grant of these options totaled $109 in 2003, $22,430 in 2002 and $18,031 in 2001, and is included in selling, general, and administrative expenses in the consolidated statements of operations.

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

(14)    Segment Information

The Company’s reportable segments consist of AIS products and services and Food Safety Technologies (“FST”) products. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes revenue, cost of revenue and gross profit information related to the Company’s two operating segments:

	Years Ended December 31,
	2003	2002	2001
Revenue:
Animal information solutions	$313,697	$574,922	$848,651
Food safety technologies	613,141	—	—

Total revenue	926,838	574,922	848,651

Cost of revenue:
Animal information solutions	55,277	335,111	1,065,174
Food safety technologies	266,387	—	—

Total cost of revenue	321,664	335,111	1,065,174

Gross Profit:
Animal information solutions	258,420	239,811	(217,063)
Food safety technologies	346,754	—	—

Gross profit	$605,174	$239,811	$(217,063)

The Company’s assets and other statement of operations data are not allocated to a segment. During the year ended December 31, 2003, approximately 25% of total revenues were from one FST customer. During the year ended December 31, 2002, approximately 38% of total revenues were from one AIS customer. During the year ended December 31, 2001, 49% of total revenues were from two AIS customers.

(15)    Impairment, Restructuring and Related Charges

In March 2002, the Company determined that McMahan Order Buying Company and Hefley Order Buying Company, which were purchased in August 2000 and November 2000, respectively, were not performing as expected and decided the best course of action was to terminate these facilities and sever the associated employees. With the termination of these facilities, the Company recorded impairment of the associated goodwill in the amount of $234,000, which is included in loss from discontinued cattle operations in the accompanying consolidated statement of operations.

In April 2002, the Company determined that it would sell or close all the remaining cattle operations, which were purchased between May 2000 and January 2001, in order to improve the Company’s productivity and use of working capital. In connection with the determination to divest these facilities and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company recorded impairment of the associated long-lived assets in the amount of $8.2 million, which is included in loss from discontinued cattle operations in the accompanying consolidated statement of operations.

In addition to the divestiture of the cattle operations, the Company implemented additional restructuring initiatives in both the first and second quarters of 2002. In the three months ended March 31, 2002, restructuring charges of approximately $58,000 were recorded for costs to exit unused facilities. In the three months ended June 30, 2002, the Company further reduced its workforce by 16 personnel, accruing involuntary employee termination benefits and costs to exit unused facilities of approximately $345,000. These charges are included in impairment and related charges in the accompanying consolidated statement of operations.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2002, the Company determined it would terminate its interactive website, replacing it with a less expensive, standard corporate website. This resulted in an adjustment to the carrying value of the website assets to their estimated fair value of $34,000, resulting in a noncash impairment loss of approximately $812,000. The estimated fair value was based on anticipated future cash flows, which are based on anticipated web advertising revenues during the fourth quarter of 2002. In addition, the Company recorded a noncash impairment charge of $44,000 to write-down the intangible related to the purchase of Cyberstockyard, Inc., in March 1999, to its estimated fair value of $0. These impairments are included in loss from continuing operations.

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

In the fourth quarter of 2001, the Company recorded additional impairment, restructuring and related charges of $3.5 million, of which $716,000 is included in operating expenses under impairment, restructuring and related charges and the remaining $2.8 million is included in discontinued operations. The charge included approximately $3.2 million, ($2.7 million in discontinued operations), for asset write-downs, primarily associated with the cattle operations and an accrual for involuntary employee termination benefits and contract termination fees of $290,000.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity in the restructuring liability (included in accrued salaries and benefits in the accompanying consolidated balance sheets) for the years ended December 31, 2002 and 2003 follows:

Balance as of December 31, 2001	$452,000
New charges
Three months ended March 31, 2002	58,000
Three months ended June 30, 2002	345,000
Three months ended September 30, 2002	—
Three months ended December 31, 2002	—
Cash payments
Three months ended March 31, 2002	(255,000)
Three months ended June 30, 2002	(112,000)
Three months ended September 30, 2002	(337,000)
Three months ended December 31, 2002	(90,000)

Balance as of December 31, 2002	$61,000

New charges
Three months ended March 31, 2003	—
Three months ended June 30, 2003	—
Three months ended September 30, 2003	—
Three months ended December 31, 2003	—
Cash payments
Three months ended March 31, 2003	(55,000)
Three months ended June 30, 2003	(2,000)
Three months ended September 30, 2003	—
Three months ended December 31, 2003	(4,000)

Balance as of December 31, 2003	$—

(16)    Intangibles

On January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually for impairment and whenever events or circumstances occur indicating that goodwill might be impaired. As a result of the adoption of SFAS 142, the Company ceased to amortize approximately $9.8 million of goodwill as of January 1, 2002, including the goodwill of approximately $2.4 million, related to the Company’s investment in Turnkey. The Company recorded approximately $913,000 of amortization expense in continuing operations and $10.1 million of amortization expense that is included in discontinued operations during the year ended December 31, 2001. If SFAS No. 142 were not effective January 1, 2002, the Company would have recorded approximately $516,000 of amortization expense in continuing operations and $950,000 of amortization expense in discontinued operations during the year ended December 31, 2002. In lieu of amortization, the Company performed an initial impairment review of goodwill as of January 1, 2002. Based upon the initial step of this review and as a result of the SFAS No. 121 impairment charges recorded during the year ended December 31, 2001, the Company determined there was no material transitional impairment charge relating to goodwill.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of intangibles for the year ended December 31, 2002 are as follows:

Balance as of December 31, 2001	$6,308,659
Goodwill acquired during year	1,097,164
Impairment losses	(7,405,823)

Balance as of December 31, 2002	$—

The changes in the carrying amount of goodwill included in the investment in Turnkey for the year ended December 31, 2002 are as follows:

Balance as of December 31, 2001	$2,398,936
Impairment losses	(2,398,936)

Balance as of December 31, 2002	$—

The following table presents the actual results of continuing operations, discontinued operations and net loss for the years ended December 31, 2003, 2002 and 2001, as well as the pro forma amount for the year ended December 31, 2001 reflecting the effect on results if SFAS No. 142 had been effective January 1, 2000:

	Year Ended December 31,
	2003	2002	2001
Reported loss from continuing operations	$9.8 million	$18.3 million	$36.7 million
Goodwill amortization	—	—	.9 million
Adjusted loss from continuing operations	$9.8 million	$18.3 million	$35.8 million
Earnings per share:
Reported loss from continuing operations	$0.25	$0.46	$1.00
Goodwill amortization	—	—	0.02
Adjusted loss from continuing operations	$0.25	$0.46	$0.98
Reported (income) loss from discontinued operations	$(94,000)	$12.3 million	$55.5 million
Goodwill amortization	—	—	10.1 million
Adjusted (income) loss from discontinued operations	$(94,000)	$12.3 million	$45.4 million
Earnings per share:
Reported (income) loss from discontinued operations	$—	$0.32	$1.52
Goodwill amortization	—	—	0.28
Adjusted (income) loss from discontinued operations	$—	$0.32	$1.24
Reported net loss	$9.7 million	$30.6 million	$92.4 million
Goodwill amortization	—	—	11.0 million
Adjusted net loss	$9.7 million	$30.6 million	$81.4 million
Earnings per share:
Reported net loss	$0.25	$0.78	$2.53
Goodwill amortization	—	—	0.30
Adjusted net loss	$0.25	$0.78	$2.23

As a result of the Company’s decision to sell or close all cattle operations, an impairment test was performed during the quarter ended June 30, 2002 on all goodwill associated with the cattle operations. Based on the results of the impairment test, all goodwill related to cattle operations was written-off. The impairment of the goodwill associated with the cattle operations resulted in a $6.6 million charge for the year ended December 31, 2002 and is included in discontinued operations.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2002, the Company performed impairment tests on the remaining intangible assets and goodwill included in the investment in Turnkey. Based on the results of these tests, the intangible assets related to the purchase of Cyberstockyard, Inc. in March 1999 and Professional Cattle Consultants, LLC, in May 1999, were written-off and the goodwill included in the investment in Turnkey was written down to fair value. The impairment of the intangible resulted in a $792,000 charge, which is included in impairment, restructuring and related charges. The impairment of the goodwill resulted in a charge of $2.4 million, which is included in the impairment of investment in unconsolidated investee.

(17)    Early Extinguishment of Debt

In May 2002, the Company retired a $30 million revolving line of credit agreement (the “LOC”) from the CIT Group/Business Credit, Inc. A loss of $1.8 million was incurred as a result of the early retirement of debt, consisting of a $425,000 pre-payment penalty and approximately $1.4 million of debt issue costs.

(18)    Stock Purchase Warrants

In connection with the LOC agreement, the Company entered into a warrant purchase agreement with certain stockholders who provided, in the aggregate, $9 million in standby letters of credit on the Company’s behalf as additional collateral for the LOC. As part of this agreement, the Company issued 764,328 stock purchase warrants to these stockholders as consideration for providing and maintaining the letters of credit. The warrants are exercisable at $1.55 per share and expire on August 24, 2004. The warrants were valued using the Black-Scholes model with the following assumptions: expected term—3 years, risk free interest rate—4.25% and volatility—135.0%. These assumptions yielded a value of $914,376, which was capitalized as debt issue costs. The remaining unamortized costs, upon termination of the line of credit, are included in the approximately $1.4 million of debt issue costs discussed in note 17—Early Extinguishment of Debt.

(19)    Investment in Turnkey Computer Systems, Inc.

As of October 1, 2000, the Company had direct ownership in 30% of the issued and outstanding capital stock of Turnkey and accounted for this investment under the equity method. The amount by which the Company’s carrying value exceeded its share of the underlying net assets of Turnkey was $2,725,697 as of October 1, 2000 and prior to adoption of SFAS No. 142, was amortized on a straight-line basis over 10 years ($272,568 in 2001 and $68,142 in 2000) and adjusted the Company’s share of Turnkey’s earnings or losses. In September 2002, the Company performed an impairment test on the remaining goodwill using the guidelines of APB Opinion No. 18. Based on the results of this test the goodwill included in the investment in Turnkey was written down to its estimated fair value. The impairment of the goodwill resulted in a non-cash charge of $2.4 million, which is included in the impairment of investment in unconsolidated investee. In December 2002, the Company sold its investment in Turnkey back to Turnkey Computer Systems, Inc. for $322,000 in cash. The resulting gain on sale was not material.

(20)    Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

planning strategies in making this assessment. As of December 31, 2003 and 2002, management believes it is more likely than not that the Company’s net deferred tax asset will not be realized. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$74,300,000	$66,185,000
Research and experimentation tax credit carryforwards	1,809,000	1,697,000
Other	455,000	582,000

	76,564,000	68,464,000
Valuation allowance	(76,450,000)	(68,146,000)

Deferred tax liability:
Property, plant and equipment	114,000	318,000

Net deferred tax assets	$—	$—

The Company has available as of December 31, 2003 for federal income tax purposes, unused net operating loss carryforwards of approximately $197.4 million which may be applied against future taxable income and expire in years beginning in 2012. The Company also has approximately $1.8 million in research and experimentation credits carryforwards. The research and experimentation credits, which begin to expire in 2012, can also be used to offset future regular tax liabilities. Utilization of net operating losses and tax credit carryforwards may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

The difference between the “expected” tax benefit (computed by applying the federal corporate income tax rate of 34 percent to the loss before income taxes) and the actual tax benefit is primarily due to the effect of the valuation allowance.

(21)    Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the statement of operations of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests were best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations sold or disposed of, as discontinued operations. The loss from discontinued operations includes revenues of $20,000, $466.7 million and $1.2 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The pre-tax income/(loss) included in gain (loss) from discontinued operations for the years ended December 31, 2003, 2002 and 2001 are $94,000, $(11.2 million) and $(55.4 million), respectively. The gain from discontinued operations in the year ended December 31, 2003 results from the collection of receivables, previously considered uncollectible, in excess of collection and other expenses relating to previously closed cattle operations.

For the years ended December 31, 2002 and 2001, (income) losses attributed to the lessee/operators’ noncontrolling interest in the results of operations of the leased cattle operations is reflected in minority interest in discontinued operations.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the determination to divest these operations and pursuant to SFAS No. 144, the Company evaluated the fair value of the long-lived assets held for sale, including intangibles of its cattle operations. The assets of the operations to be sold were transferred to assets held for sale and the Company adjusted the carrying value of the assets to their estimated fair value of $3.6 million, resulting in a noncash writedown of approximately $7.3 million. The remaining book value of the assets held for sale was reduced to $109,000 by the sale of the Jordan, Thigpen, Eastern, LeMaster, Jansma and Bluegrass assets, discussed below. In addition, in March 2002, the Company recorded impairment of the goodwill associated with two terminated order-buying facilities in the amount of $106,000, which is included in discontinued operations.

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

During the quarter ended September 30, 2002, the Company completed the sale of the assets of Eastern, acquired in May 2000, for $200,000 of cash and a note receivable of $400,000 to be paid in two equal installments over the next two years plus the return of 1,000,000 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.34 per share) on the date of sale and amounted to approximately $340,000. The Company also completed the sale of Jansma, acquired in December 2000, for $100,000 of cash plus the return of 154,270 shares of eMerge Class A common stock. The shares were valued at the closing market price ($0.35 per share) on the date of sale and amounted to approximately $54,000. Additionally, the Company completed the sale of the tangible assets of Edens, acquired in July 2000, for $300,000 of cash and Bluegrass, acquired in January 2001, for $700,000 of cash. Furthermore, the Company divested LeMaster, acquired in August 2000, in exchange for the release from an unconditional obligation to pay the two original principals of LeMaster total compensation of $750,000 over the next three years. These transactions resulted in a gain from disposition of discontinued operations of $143,000. Finally, the Company closed the Austin facility during the third quarter of 2002.

On October 10, 2002, the Company completed the sale of the assets of Mountain Plains, effective July 1, 2002, for $120,000, to be paid in three equal installments of $40,000 due in December 2002, December 2003 and December 2004. Subsequent to the sale, the Company reached an agreement to settle this receivable for $40,000 and the release of $20,467, previously held in escrow pending a resolution of the disagreement over these funds. The total of $60,467 was received in September 2003.

On October 25, 2002, the Company closed the Pennell Cattle Company, which was acquired in January 2001. The Company completed the disposition of the remaining cattle operation on January 24, 2003, when it closed Runnells Peters, acquired in January 2001.

(22)    Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(23)    Subsequent Events

On January 23, 2004, the Company received $7.0 million in proceeds from a private equity placement of 2,333,333 shares of its Class A common stock, additional investment rights exerciseable for 830,508 shares of its Class A common stock at an exercise price of $3.00 and warrants exerciseable for 830,508 shares of its Class A common stock at an exercise price of $3.6875 with institutional investors. In addition, the Company issued warrants exerciseable for 163,333 shares of its Class A common stock at an exercise price of $3.73 to the brokers as part of the investment banking fee.

(24)    Subsequent Events—Unaudited

On March 25, 2004, the Company received a $1.0 million advance lease payment from Excel Corporation, representing the second of three advance lease payments due the Company under a lease agreement for three CIS units.

As of March 29, 2004, the Company reached an agreement with the counterparty to the capital lease agreement to settle the capital lease obligation for a lump sum payment of $200,000 and the return of leased equipment with a current book value of approximately $90,000. This settlement will result in miscellaneous other income of approximately $320, 000 in the first quarter of 2004.

Schedule IX

Valuation and Qualifying Accounts

Description	Balance as of December 31, 2002	Charged to costs and expenses	Deductions— Describe		Balance as of December 31, 2003
Allowance for doubtful accounts related to trade accounts receivable	$929,299	$—	$(557,423	)(a)	$371,876
Allowance for doubtful accounts related to cattle deposits	$576,493	$—	$(80,465	)(a)	$496,028
Valuation allowance related to deferred tax assets	$76,618,000	$168,000	$—		$76,450,000

Description	Balance as of December 31, 2001	Charged to costs and expenses	Deductions – Describe		Balance as of December 31, 2002
Allowance for doubtful accounts related to trade accounts receivable	$783,150	$660,685	$(514,536	)(a)	$929,299
Allowance for doubtful accounts related to cattle deposits	$—	$576,493	$—		$576,493
Valuation allowance related to deferred tax assets	$64,449,000	$12,169,000	$—		$76,618,000

Description	Balance as of December 31, 2000	Charged to costs and expenses	Deductions – Describe		Balance as of December 31, 2001
Allowance for doubtful accounts related to trade accounts receivable	$167,937	$619,758	$(4,545	)(a)	$783,150
Allowance for doubtful accounts related to cattle deposits	$—	$—	$—		$—
Valuation allowance related to deferred tax assets	$28,028,000	$36,421,000	$—		$64,449,000

(a)	Receivable balances were determined to be uncollectible and were written off.

Exhibit Number	Exhibit Description

10.51	Equipment Lease Agreement dated November 21, 2003 by and between Excel Corporation and eMerge Interactive, Inc.

23.1	Consent of Independent Certified Public Accountants

31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Juris Pagrabs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002