Form 10-Q
period 2004-03-31
EMERGE INTERACTIVE INC
filed 2004-05-13
CIK 1092605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

OR

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

The number of shares of the registrant’s Class A common stock, $0.008 par value, outstanding as of May 6, 2004, was 44,312,505.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For Three Months Ended March 31, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,347,110	$1,553,394
Trade accounts receivable, less allowance for doubtful accounts of $371,876 in both 2004 and 2003	14,768	91,295
Inventories (note 3)	614,407	568,064
Prepaid expenses and other assets	535,849	555,904
Due from related parties (note 4)	196,769	194,551
Assets held for sale	87,000	87,000

Total current assets	8,795,903	3,050,208
Property, plant and equipment, net of accumulated depreciation of $9,138,012 in 2004 and $8,739,883 in 2003	3,251,375	3,758,919
Food safety systems installed at customers, net of accumulated depreciation of $37,240 in 2004 and $21,941 in 2003	257,904	273,203
Other assets	76,548	76,080

Total assets	$12,381,730	$7,158,410

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$—	$519,278
Accounts payable	224,631	744,796
Accrued liabilities:
Salaries and benefits	331,348	258,210
Legal and professional	119,781	122,874
Other	57,144	149,276

Advance payments from customers—current portion	697,323	389,796

Total current liabilities	1,430,227	2,184,230

Advance payment from customers—long term	1,248,300	615,409
Common stock warrants and additional investment rights (note 5)	2,787,621	986,853

Total liabilities	5,466,148	3,786,492

Stockholders’ equity (note 5 and 6):
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 45,535,110 shares in 2004 and 36,447,881 shares in 2003; outstanding 44,291,255 shares in 2004 and 35,204,026 shares in 2003	364,281	291,583
Class B common stock, designated 7,288,890 shares, 0 shares issued and outstanding in 2004 and 5,694,445 shares issued and outstanding in 2003	—	45,556
Additional paid-in capital	205,259,344	201,691,962
Accumulated deficit	(198,280,006)	(198,229,146)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)

Total stockholders’ equity	6,915,582	3,371,918

Total liabilities and stockholders’ equity	$12,381,730	$7,158,410

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$174,321	$161,542

Cost of revenue	67,449	74,476

Gross profit	106,872	87,066

Operating expenses:
Selling, general and administrative	1,670,300	1,575,132
Technology and development	441,889	511,451
Depreciation	528,843	666,511

Total operating expenses	2,641,032	2,753,094

Operating loss	(2,534,160)	(2,666,028)

Interest and other income (expense), net	325,146	(14,076)
Interest expense	(3,509)	(8,382)
Gain on disposal of assets	100	3,513
Net decrease in fair value of common stock warrants and additional investment rights (note 5)	2,160,281	—

Loss from continuing operations before income taxes	(52,142)	(2,684,973)
Income tax expense (benefit)	—	—

Loss from continuing operations	(52,142)	(2,684,973)
Discontinued operations (note 7):
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2004 and 2003	1,282	(102,024)

Net loss	$(50,860)	$(2,786,997)

Loss from continuing operations per common share—basic and diluted	$(0.00)	$(0.07)

Net loss per common share—basic and diluted	$(0.00)	$(0.07)

Weighted average number of common shares outstanding—basic and diluted	43,395,550	38,780,437

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(50,860)	$(2,786,997)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	544,142	666,511
Gain on disposal of assets	(100)	(3,513)
Stock compensation	112,523	—
Amortization of unearned compensation	—	109
Issuance of common stock for services	60,000	—
Decrease in fair value of common stock warrants and additional investment rights	(2,160,281)	—
Gain on settlement of contract	(305,719)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	76,527	277,063
Inventories	(46,343)	(254,110)
Prepaid expenses and other assets	30,887	25,736
Due from related parties, net	(2,218)	(14,632)
Accounts payable and accrued liabilities	(457,208)	(21,182)
Advance payments from customers	940,418	189,827

Net cash used for operating activities	(1,258,232)	(1,921,188)

Cash flows from investing activities:
Purchases of property and equipment	(105,902)	(282,120)
Proceeds from sale of property, plant and equipment	100	3,652
Collection of receivables due from related parties	—	1,998,811

Net cash provided by (used for) investing activities	(105,802)	1,720,343

Cash flows from financing activities:
Net proceeds from issuance of common stock	826,752	—
Payments on capital lease obligation	(214,000)	—
Net proceeds from private equity placement	6,544,998	—

Net cash provided by financing activities	7,157,750	—

Net change in cash and cash equivalents	5,793,716	(200,845)

Cash and cash equivalents, beginning of period	1,553,394	5,278,449

Cash and cash equivalents, end of period	$7,347,110	$5,077,604

Supplemental disclosures:
Cash paid for interest	$10,414	$2,864
Non-cash investing and financing activities:
Due from broker for exercise of stock options	11,300	—
Return of property under capital lease	84,603	—

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Notes to Condensed Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company providing VerifEYE™ food safety systems, individual-animal tracking and database management services to the beef industry. The Company’s technologies focus primarily on innovative food safety technologies, as well as information-management and individual-animal tracking tools.

(b)	Basis of Presentation

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2004, and the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

These condensed financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

(c)	Revenue Recognition

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

In addition, these principles provide that arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The amount allocated to the delivered item(s) is limited to that amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. Finally, these principles provide that applicable revenue recognition criteria should be considered separately for separate units of accounting. Solo product sales are reviewed by management to determine the separate units of accounting and the allocation of revenues among these units of accounting. Revenue allocated to each unit of accounting is recognized as products are shipped or services are provided.

Revenues from operating leases of VerifEYE Carcass Inspection Systems (“CIS”) are reported on a straight-line basis over the life of the lease.

(d)	Stock-Based Compensation

As of September 30, 2003, the Company has one stock-based employee compensation plan. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, the Company has elected to account for its stock-based compensation plans under an intrinsic value-method that requires compensation expense to be recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under the Company’s stock plans because the exercise price of all options granted was equal to the current market value of the stock on the grant date. If the Company had elected to adopt the fair value-based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(50,860)	$(2,786,997)
Add: Stock-based employee compensation expense included in reported net loss	112,523	109
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(813,178)	(529,369)

Pro forma net loss	$(751,515)	$(3,316,257)

Net loss per share as reported—basic and diluted	$(0.00)	$(0.07)

Pro forma net loss per share—basic and diluted	$(0.02)	$(0.09)

(e)	Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “ Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed Statement would be effective for awards granted, modified or settled in fiscal years beginning after December 15, 2004, for public entities that used the fair-value-based methods of accounting under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for recognition or pro forma disclosure purposes. The Company is evaluating the impact the proposed Statement may have on its financial position, cash flows and results of operations.

(2)	Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $198.3 million as of March 31, 2004. For the three months ended March 31, 2004, the Company incurred a net loss of approximately $51,000 and negative cash flows from operations of $1.3 million. Management expects operating losses to improve throughout 2004. The Company aims to increase its revenue related to sales of both AIS products and services and Food Safety Technologies (“FST”) products, actively control operating costs and will continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. Cash and cash equivalents at March 31, 2004 is $7.3 million. The Company expects that it will meet its cash requirements with this cash and the expected cash flows from operations in 2004. However, if sales from products and services do not meet expectations in 2004, the Company may need to seek additional sources of liquidity.

(3)	Inventories

Inventories consist of:

	2004	2003
Raw materials	$552,398	$494,521
Finished goods	62,009	70,326
Other	—	3,217

	$614,407	$568,064

(4)	Related Party Transactions

As of March 31, 2004 and December 31, 2003, amounts due from related parties were $196,769 and $194,551, respectively, and consist of a non-interest bearing receivable from Eastern Livestock, LLC (“Eastern”) in the amount of $200,000 to be paid on August 5, 2004, in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. Interest, at 4.75%, has been imputed on this receivable.

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $77,000 and $81,000 for the three months ended March 31, 2004 and 2003, respectively. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 7,524,577 shares of the Company’s Class A common stock, or 17.0% of the outstanding shares as of March 31, 2004.

The Company leases office facilities in Weatherford, Oklahoma from a director of the Company. Rent expense was $4,500 for each of the three-month periods ended March 31, 2004 and 2003.

(5)	Common Stock Warrants and Additional Investment Rights

On November 20, 2003, the Company issued 1,605,136 shares of common stock to The Biegert Family Irrevocable Trust (the “Trust”) in a private placement transaction (the “Biegert Transaction”) for $0.623 per share, receiving gross proceeds of $1.0 million. In connection with the transaction, the Company also issued warrants to purchase 802,568 shares of the Company’s common stock. The exercise price of the warrants is $0.98 per share. The warrants are exercisable immediately and expire November 21, 2008. The $1.0 million of proceeds were allocated to the common stock and warrants based on their relative fair values.

Within 30 calendar days following the closing date of the common stock issuance, the Company was required to file with the SEC a registration statement covering the resale of all of the common stock purchased and the common stock underlying the warrants. The Company was required to use its commercially reasonable efforts to obtain effectiveness of the registration statement before the earlier of (a) the 90th calendar day following the closing date or (b) the fifth trading day following notification by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments.

The registration rights agreement provides that if a registration statement is not filed, or does not become effective, within the defined time period, then in addition to any other rights the Trust may have, the Company would be required to pay to the Trust an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price, prorated daily. The registration statement was filed within the allowed time, and was declared effective by the SEC on January 12, 2004. Accordingly, no liquidated damages were required to be paid in connection with the initial registration. However, if the registration statement does not remain effective it is possible that liquidated damages would be incurred.

On January 22, 2004, the Company issued 2,333,333 shares of common stock to Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (the “Investors”) in a private placement transaction (the “Sage Transaction”) for $3.00 per share, receiving gross proceeds of $7.0 million. In connection with the transaction, the Company also issued warrants to purchase 830,508 shares of the Company’s common stock and additional investment rights exerciseable for 830,508 shares of the Company’s common stock. The exercise price of the warrants is $3.6875 per share and the exercise price of the additional investment rights is $3.00 per share. The warrants are exercisable immediately and expire on January 23, 2009. The additional investment rights are exerciseable immediately and expire on the 60th trading day after April 15, 2004, the effective date of the registration statement. The $6.5 million of net proceeds were allocated to the common stock, warrants and additional investment rights based on their relative fair values.

Within 30 calendar days following the closing date of the common stock issuance, the Company was required to file with the SEC a registration statement covering the resale of all of the common stock purchased and the common stock underlying the warrants and the additional investment rights. The Company was required to use its commercially reasonable efforts to obtain effectiveness of the registration statement as soon as possible, but no later than the 90th calendar day following the closing date.

The registration rights agreement provides that if a registration statement is not filed, or does not become effective, within the defined time period, then in addition to any other rights the Investors may have, the Company would be required to pay to the Investors an amount in cash, as liquidated damages, equal to 1% of the aggregate investment amount and an additional 2% of the aggregate investment amount on each monthly anniversary until the filing delinquency is cured. The registration statement was filed within the allowed time, and was declared effective by the SEC on April 15, 2004. Accordingly, no liquidated damages were required to be paid in connection with the initial registration. However, if the registration statement does not remain effective it is possible that liquidated damages would be incurred.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the additional investment rights, the fair value of the warrants and the additional investment rights have been accounted for as a liability. Subsequent changes in fair value are reflected in the statement of operations. Upon exercise the warrants and the additional investment rights will be reclassified to stockholders’ equity.

The fair value of the Biegert Transaction warrants at date of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 3.29%, contractual life of 5.0 years and volatility of 107.5%. The fair value of the warrants was estimated to be $563,000 on the closing date of the transaction. The fair value of the warrants was then re-measured as of December 31, 2003 using the following assumptions: no dividends, risk-free interest rate of 3.27%, contractual life of 4.92 years and volatility of 114.8%. The fair value of the warrants was estimated to be $987,000 as of December 31, 2003. The fair value of the warrants was re-measured again as of March 31, 2004 using the following assumptions: no dividends, risk-free interest rate of 3.07%, contractual life of 4.67 years and volatility of 139.8%. The fair value of the warrants was estimated to be $1.3 million as of March 31, 2004. The increase in the fair value of $334,000 from December 31, 2003 to March 31, 2004 was recorded as a charge in the condensed statement of operations and is included in net decrease in fair value of common stock warrants and additional investment rights.

The fair value of the Sage Transaction warrants at date of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 3.27%, contractual life of 5.0 years and volatility of 138.5%. The fair value of the warrants was estimated to be $2.7 million on the closing date of the transaction. The fair value of the warrants was then re-measured as of March 31, 2004 using the following assumptions: no dividends, risk-free interest rate of 3.07%, contractual life of 4.83 years and volatility of 139.8%. The fair value of the warrants was estimated to be $1.3 million as of March 31, 2004. The decrease in the fair value of $1.4 million from the transaction date to March 31, 2004 was recorded as income in the condensed statement of operations and is included in net decrease in fair value of common stock warrants and additional investment rights.

The fair value of the Sage Transaction additional investment rights at date of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 3.27%, contractual life of 0.50 years and volatility of 138.5%. The fair value of the warrants was estimated to be $1.3 million on the closing date of the transaction. The fair value of the warrants was then re-measured as of March 31, 2004 using the following assumptions: no dividends, risk-free interest rate of 3.07%, contractual life of 0.29 years and volatility of 139.8%. The fair value of the warrants was estimated to be $212,000 as of March 31, 2004. The decrease in the fair value of $1.1 million from the transaction date to March 31, 2004 was recorded as income in the condensed statement of operations and is included in net decrease in fair value of common stock warrants and additional investment rights.

(6)	Stock Plan

A summary of stock option transactions for the three months ended March 31, 2004 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2003	5,414,771	$2.07	7.71

Granted (1)	697,499	2.73
Exercised	(961,851)	0.87
Cancelled	(83,618)	8.01

Balance outstanding, March 31, 2004	5,066,801	$2.34	8.10

(1)	Includes 91,499 stock options afforded accelerated vesting after December 31, 2003 per the terms of the separation agreement with an officer of the Company. These shares were originally included in shares cancelled in 2003.

In January 2004 the Company accelerated the vesting of 91,499 stock options and extended the expiration date of 295,500 stock options for one year, recognizing expense of $112,523. This amount is included in selling, general and administrative expenses in the statement of operations.

(7)	Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests were best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations sold or disposed of, for both the current and prior periods, as discontinued operations. The gain (loss) from discontinued operations includes revenues of $0 and $20,000 for the three-months ended March 31, 2004 and 2003, respectively. The pre-tax income/(loss) included in gain (loss) from discontinued operations for the three months ended March 31, 2004 and 2003 are $1,000 and $(102,000), respectively. The gain from discontinued operations in the three months ended March 31, 2004 relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

(8)	Segment Information

The Company’s reportable segments consist of AIS products and services FST products. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Revenue:
Animal Information Solutions	$65,750	$83,269
Food Safety Technologies	108,571	78,273

Total	$174,321	$161,542

Cost of revenue:
Animal Information Solutions	$20,902	$27,970
Food Safety Technologies	46,547	46,506

Total	$67,449	$74,476

Gross Profit:
Animal Information Solutions	$44,848	$55,299
Food Safety Technologies	62,024	31,767

Total	$106,872	$87,066

The Company’s assets and other statement of operations data are not allocated to a segment. During the three months ended March 31, 2004, 52% of total revenues were from one FST customer and during the three months ended March 31, 2003, 26% of total revenues were from two AIS customers and 26% of total revenues were from one FST customer.

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

In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our December 31, 2003 Form 10-K Annual Report and should be considered while evaluating our business, financial condition, results of operations and prospects.

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

How we operate

Within our two business segments we have spent most of the past three years in research and development and commercialization. We have completed the development of CattleLog and both the VerifEYE™ Solo™ and Carcass Inspection System (“CIS”) units. We are now in the process of expanding market acceptance of these products, as well as increasing our product offerings through continued research and development.

In the future, our focus in the FST group will be to gain industry wide adoption of our current Solo and CIS products, as well as completing the commercialization of nerve tissue, pork and hand hygiene products. Currently, we have established a relationship with Excel Corporation (“Excel”), a wholly-owned subsidiary of Cargill Incorporated, who has adopted both the CIS and Solo products to enhance their food safety program. To be successful in meeting our sales goals, we will need to establish relationships with the other top five packers during the next several years. We are currently in discussions with several of these top packers, and hope to complete formal agreements with them in the near future.

There are approximately 500 beef processors in the U.S. who, we believe, would benefit from adoption of the Solo, as an addition to their current food safety process. With our limited staff, we are unable to adequately cover all of these beef processors. To enhance our ability to market the Solo we are in the process of securing a distribution agreement with a U.S. distributor.

As a result of legislative changes, particularly with Country of Origin Labeling (“COOL”), our AIS group turned its attention to achieving USDA Process Verification Program (“PVP”) certification for CattleLog. In January 2004, CattleLog was the first animal tracking solution to receive this certification. This USDA program involved a comprehensive approval process, which began in June 2003, and provides independent verification that our policies and procedures are designed to ensure the integrity and security of the data collected with our systems. CattleLog is designed to be a key tool that allows our customers, from small operators to commercial feedlots, to track and identify animals through the supply chain at a time of growing need.

As evidenced by the recent discovery of Bovine Spongiform Encephalopathy (“BSE”) in the U.S., cattle identification and tracking are priority issues to the U.S. beef industry and interest in our CattleLog individual identification product has increased significantly. One example of this increased interest is the contract reached with ADM Alliance Nutrition (“ANI”), a wholly owned subsidiary of Archer Daniels Midland (“ADM”) in January 2004, in which ANI selected our CattleLog individual-animal data collection and reporting system to manage their electronic data collection and analysis and information exchange efforts. ANI, a leading supplier of livestock feeds, will offer the CattleLog program to cattle producers who purchase ANI’s feed and feed supplements. In addition, this contract has resulted in other significant industry participants expressing interest in similar programs. We are hopeful we will have similar agreements reached soon.

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

In addition to the Government’s push for a mandatory identification program, beef retailers are exerting pressure on the beef industry to have traceability for all beef sold. These beef retailers include large grocery stores and restaurant chains, particularly fast food chains. If these retailers decide to require traceability in the near future for their meat purchases, as some, including McDonalds, have indicated they prefer, we believe the speed of industry-wide adoption will be accelerated.

Key Indicators of Financial Condition and Operating Performance

In the future, sales growth will be our best indicator of success. We believe that increased sales volume will be necessary to permit the Company to generate a self-sustaining cash flow from operations. Predictability of our sales will be impacted by industry events, such as the discovery of BSE in the U.S. Interest expressed in our products has increased since the BSE announcement, but converting the interest to growth will depend on the industry’s willingness to adopt these new technologies to mitigate the effects of potential future BSE cases.

Our currently available CattleLog technology can help producers source-verify their product, which can significantly reduce the time and cost of tracing both the source of a BSE infected animal and other potentially infected animals. In addition, we are developing VerifEYE applications to aid users in the detection of central nervous tissue, which would aid in keeping potential BSE contamination out of finished beef products.

One event which would have a significant effect on our sales growth would be the selection of our CattleLog individual-animal data collection and reporting system by other name brand companies, in addition to ADM, to manage their electronic data collection and analysis and information exchange efforts. A second event significant to our anticipated sales growth would be the adoption of our CIS food safety technology by one or more of the other top five packers. A third event significant to our anticipated sales growth would be the commercialization, once ready, of products that apply the VerifEYE technology to hand-hygiene, pork and neural tissue applications. We continue to seek relationships aggressively with both well known companies who may select CattleLog and the top five packers who may adopt the CIS technology. These entities are key both to our success and to the beef industry.

The following discussion of our financial condition and results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report.

Liquidity and Capital Resources

In January 2004, we completed a private equity placement of common stock, additional investment rights and warrants, receiving $7.0 million in gross proceeds. In addition, we have reduced our quarterly operating loss to approximately $2.5 million, which for the quarter ended March 31, 2004, includes $529,000 of depreciation. Sales increases are expected to be the most important source of future reduction in cash outflow. We expect that our existing cash balances, working capital and expected sales of our products and services, including the receipt of $1.0 million in accelerated lease payments from Excel, will meet our cash flow needs for the next twelve months. However, if sales from our products and services do not meet our expectations in 2004, we may need to seek additional sources of liquidity.

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

Sources and Uses of Cash

As of March 31, 2004, we had cash and cash equivalents totaling $7.3 million compared to $1.6 million at December 31, 2003. Our working capital balance as of March 31, 2004 was $7.4 million compared to $866,000 as of December 31, 2003.

As of March 31, 2004, we have a receivable from Eastern Livestock, LLC in the amount of $200,000 to be paid on August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. that we entered into in July 2002.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $1.3 million for the three months ended March 31, 2004 and consisted primarily of net operating losses and a decrease in accounts payable and accrued liabilities offset by decreases in trade accounts receivable and increases in advance payments from customers.

Net cash used in investing activities was $106,000 for the three months ended March 31, 2004. Our investing activities consist primarily of capital expenditures.

Net cash provided by financing activities was $7.2 million for the three months ended March 31, 2004. Our financing activities consist primarily of a private equity placement, which resulted in net proceeds of $6.5 million and $827,000 in proceeds from the exercise of stock options, which are offset by $214,000 in capital lease payments.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan and reduce our net cash outflow.

Commercial and Contractual Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2004 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease commitments	$546,000	$305,000	$241,000	$—	$—
Advance payments from customers	1,946,000	698,000	1,248,000	—	—

Total contractual obligations	$2,492,000	$1,003,000	$1,489,000	$—	$—

On March 29, 2004, we reached an agreement with Cisco Systems to settle the capital lease obligation outstanding as of December 31, 2003, for a lump-sum payment of $214,000 and the return of leased equipment with a book value of $84,600. This settlement resulted in miscellaneous other income of approximately $306,000 in the first quarter of 2004.

General inflation has not had a significant impact on our business and it is not expected to have a major impact in the foreseeable future.

Other Matters

There were no changes in the components of the Company’s critical accounting policies during the quarter ended March 31, 2004.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

Results of Operations

Three months ended March 31, 2004 and March 31, 2003

Revenue

Revenue increased by 8% to $174,000 for the quarter ended March 31, 2004 from $162,000 for the quarter ended March 31, 2003. This increase is due primarily to revenues from the lease of the VerifEYE CIS in the current quarter compared to $0 in revenues from the CIS in the same period a year ago. This increase is partially offset by a decrease in supply chain management consulting fees, due to the termination of a contract in July 2003, and fewer VerifEYE Solo units sold in the current year quarter compared to a year ago.

Cost of Revenue

Cost of revenue decreased by 9% to $67,000 for the quarter ended March 31, 2004 from $74,000 for the quarter ended March 31, 2003. This decrease is due principally to the reduction in indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases in the current quarter, offset by depreciation expense on the VerifEYE CIS unit in the current quarter. We generated a gross profit of $107,000 and $87,000 for the quarters ended March 31, 2004 and 2003, respectively. The increase in gross profit is due primarily to the increase in VerifEYE CIS revenues and the decrease in indirect overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% to $1.7 million for the quarter ended March 31, 2004 from $1.6 million for the quarter ended March 31, 2003, reflecting increased advertising and insurance costs offset by a reduction in corporate and divisional expenses for salaries and wages. In addition, the current year quarter includes a non-cash expense of $113,000 incurred as the result of accelerating the vesting and extending the expiration date of stock options in accordance with a separation agreement with an officer of the Company and a non-cash expense of $60,000 due to the issuance of restricted stock as consideration for consulting services.

Technology and Development

Our technology and development expenses decreased 14% to $442,000 for the quarter ended March 31, 2004 from $511,000 for the quarter ended March 31, 2003, reflecting a reduction in development costs for VerifEYE CIS and Solo systems. During the current quarter, the primary focus of our development team has been a prototype unit for hand hygiene and other derivative VerifEYE products, such as a neural tissue detection system. As we continue to expand VerifEYE technology for pork, human/health and neural tissue detection applications, these costs are expected to increase.

Depreciation

Depreciation expense decreased 21% to $529,000 for the quarter ended March 31, 2004 from $667,000 for the quarter ended March 31, 2003. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the last year.

Other Income and Expense

Interest and other income (expense), net increased to $325,000 for the quarter ended March 31, 2004 from $(14,000) for the quarter ended March 31, 2003. Income for the quarter ended March 31, 2004 consists of interest income of $11,000 and miscellaneous income consisting of a $306,000 gain due to the favorable settlement of a capital lease obligation and the receipt of $25,000 in royalty payments from the discontinued transportation segment offset by miscellaneous rental expense of $17,000. Expense for the quarter ended March 31, 2003 consists of miscellaneous expense of approximately $35,000 related to the settlement of disputed consulting fees incurred in a prior period and the associated arbitration fees and miscellaneous expense of $3,000 offset by interest income of $24,000. The decrease in interest income in 2004 is due principally to the repayment of notes receivable from Eastern Livestock, LLC, outstanding during 2003.

Interest expense decreased to $4,000 for the quarter ended March 31, 2004 from $8,000 for the quarter ended March 31, 2003. This decrease is due primarily to the settlement of our capital lease obligation during the first quarter of 2004.

Net decrease in fair value of common stock warrants and additional investment rights of $2.2 million represents the decrease in fair value of the warrants and the decrease in fair value of additional investment rights that we issued in connection with our January 2004 private equity financing, from the transaction date of January 22, 2004 through March 31, 2004 of $1.4 million and $1.1 million, respectively, offset by the $(334,000) increase in fair value of the warrants issued in our November 2003 private equity financing from December 31, 2003 to March 31, 2004. These transactions are more fully described in note 5 to the condensed financial statements.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended March 31, 2004 or the quarter ended March 31, 2003.

Discontinued Operations

During the second quarter of 2002, we determined that in order to improve our productivity and our use of working capital, we would sell or dispose of all of our previously acquired cattle operations. Through the subsequent divestitures, we significantly changed our market focus and revenue source. As of January 24, 2003, the divestiture of all cattle operations was complete. The results of operations of the acquired, and subsequently disposed, entities are included in our statements of operations under discontinued operations for all periods presented.

The assets sold included only property and equipment and there were no liabilities in the disposal group. The revenue and pretax (gain) loss related to assets sold or disposed amounted to:

	Three Months ended March 31,
	2004	2003
Revenue	$—	$20,000
Pretax (gain) loss	$(1,000)	$102,000

The gain from discontinued operations in the three months ended March 31, 2004, relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of March 31, 2004, our investments consisted of a $75,000 certificate of deposit, which matures on June 2, 2005. Due to the nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2004.

During the quarter ended March 31, 2004, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of 2004.

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

We filed the following reports on Form 8-K during the quarter ended March 31, 2004:

On January 22, 2004, eMerge Interactive, Inc. issued a press release announcing an agreement with ADM Alliance Nutrition, Inc.

On January 23, 2004, eMerge Interactive, Inc. issued a press release announcing an agreement for the private placement of common stock and warrants with institutional investors to raise $7 million in proceeds.

On February 12, 2004, eMerge Interactive, Inc. issued a press release announcing the Company has expanded its food safety technology to aid in detection of central nervous tissue in order to help processors comply with new BSE regulations.

On February 12, 2004, eMerge Interactive, Inc. issued a press release announcing financial results for the quarter and year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2004	eMerge Interactive. Inc.

	By:	/s/ David C. Warren
David C. Warren
President, Chief Executive
Officer and Director (Principal
Executive Officer)

/s/ Juris Pagrabs
Juris Pagrabs
Executive Vice President and Chief Financial
Officer (Principal Financial and
Accounting Officer)

eMerge Interactive, Inc.

Index to Exhibits filed with Form 10-Q dated May 13, 2004

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