Form 10-Q
period 2004-06-30
EMERGE INTERACTIVE INC
filed 2004-08-12
CIK 1092605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

OR

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

The number of shares of the registrant’s Class A common stock, $0.008 par value, outstanding as of August 9, 2004, was 44,315,655

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For Three and Six Months Ended June 30, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$4,877,196	$1,553,394
Trade accounts receivable, less allowance for doubtful accounts of $365,876 in 2004 and $371,876 in 2003	86,740	91,295
Inventories (note 3)	577,527	568,064
Prepaid expenses and other assets	618,423	555,904
Due from related parties (note 4)	199,082	194,551
Assets held for sale	87,000	87,000

Total current assets	6,445,968	3,050,208

Property, plant and equipment, net of accumulated depreciation of $9,542,032 in 2004 and $8,739,883 in 2003	2,680,801	3,758,919
Food safety systems installed at customers, net of accumulated depreciation of $57,528 in 2004 and $21,941 in 2003	522,235	273,203
Other assets	77,019	76,080

Total assets	$9,726,023	$7,158,410

Liabilities and Stockholders’ Equity

Current liabilities:
Current installments of capital lease obligation	$—	$519,278
Accounts payable	279,706	744,796
Accrued liabilities:
Salaries and benefits	453,257	258,210
Legal and professional	68,801	122,874
Other	129,406	149,276
Advance payments from customers – current portion	715,667	389,796

Total current liabilities	1,646,837	2,184,230

Advance payment from customers – long term	1,100,404	615,409
Common stock warrants and additional investment rights (note 5)	2,619,039	986,853

Total liabilities	5,366,280	3,786,492

Stockholders’ equity (notes 5 and 6):
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 45,559,510 shares in 2004 and 36,447,881 shares in 2003; outstanding 44,315,655 shares in 2004 and 35,204,026 shares in 2003	364,476	291,583
Class B common stock, designated 7,288,890 shares, 0 shares issued and outstanding in 2004 and 5,694,445 shares issued and outstanding in 2003	—	45,556
Additional paid-in capital	205,519,356	201,691,962
Accumulated deficit	(201,096,052)	(198,229,146)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)

Total stockholders’ equity	4,359,743	3,371,918

Total liabilities and stockholders’ equity	$9,726,023	$7,158,410

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Three Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenue	$212,474	$323,045
Cost of revenue	62,970	88,752

Gross profit	149,504	234,293

Operating expenses:
Selling, general and administrative	2,094,304	1,441,762
Technology and development	563,020	412,588
Depreciation	458,736	626,498

Total operating expenses	3,116,060	2,480,848

Operating loss	(2,966,556)	(2,246,555)

Interest and other income (expense), net	(4,122)	(1,870)
Interest expense	(5,273)	(4,570)
Gain on disposal of assets	10,660	—
Net decrease in fair value of common stock warrants and additional investment rights (note 5)	168,583	—

Loss from continuing operations before income taxes	(2,796,708)	(2,252,995)
Income tax expense (benefit)	—	—

Loss from continuing operations	(2,796,708)	(2,252,995)

Discontinued operations (note 7):
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2004 and 2003	(19,337)	(62,034)

Net loss	$(2,816,045)	$(2,315,029)

Loss from continuing operations per common share – basic and diluted	$(0.06)	$(0.06)

Net loss per common share – basic and diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	44,308,795	38,817,214

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Revenue	$386,796	$484,587
Cost of revenue	130,419	163,228

Gross profit	256,377	321,359

Operating expenses:
Selling, general and administrative	3,764,604	3,016,894
Technology and development	1,004,909	924,038
Depreciation	987,580	1,293,010

Total operating expenses	5,757,093	5,233,942

Operating loss	(5,500,716)	(4,912,583)

Interest and other income (expense), net	321,024	(15,946)
Interest expense	(8,783)	(12,951)
Gain on disposal of assets	10,760	3,513
Net decrease in fair value of common stock warrants and additional investment rights (note 5)	2,328,864	—

Loss from continuing operations before income taxes	(2,848,851)	(4,937,967)
Income tax expense (benefit)	—	—

Loss from continuing operations	(2,848,851)	(4,937,967)

Discontinued operations (note 7):
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2004 and 2003	(18,055)	(164,059)

Net loss	$(2,866,906)	$(5,102,026)

Loss from continuing operations per common share – basic and diluted	$(0.07)	$(0.13)

Net loss per common share – basic and diluted	$(0.07)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	43,852,652	38,798,928

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,866,906)	$(5,102,026)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,023,167	1,293,010
Gain on disposal of assets	(10,760)	(3,513)
Stock compensation	360,063	84,308
Amortization of unearned compensation	—	109
Issuance of common stock for services	60,000	—
Reserve for inventory obsolescence	140,504	—
Decrease in fair value of common stock warrants and additional investment rights	(2,328,864)	—
Gain on settlement of contract	(305,719)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,555	248,471
Inventories	(149,967)	(380,747)
Prepaid expenses and other assets	(63,458)	54,518
Due from related parties, net	(4,531)	(19,130)
Accounts payable and accrued liabilities	(258,942)	371,107
Advance payments from customers	810,866	116,000

Net cash used for operating activities	(3,589,992)	(3,337,893)

Cash flows from investing activities:
Purchases of property and equipment	(278,684)	(606,579)
Proceeds from sale of property, plant and equipment	10,760	4,597
Collection of receivables due from related parties	—	1,998,811
Purchase of certificate of deposit	—	(75,000)

Net cash provided by (used for) investing activities	(267,924)	1,321,829

Cash flows from financing activities:
Net proceeds from issuance of common stock	850,720	111,076
Payments on capital lease obligation	(214,000)	—
Net proceeds from private equity placement	6,544,998	—

Net cash provided by financing activities	7,181,718	111,076

Net change in cash and cash equivalents	3,323,802	(1,904,988)
Cash and cash equivalents, beginning of period	1,553,394	5,278,449

Cash and cash equivalents, end of period	$4,877,196	$3,373,461

Supplemental disclosures:
Cash paid for interest	$15,688	$6,253
Non-cash investing and financing activities:
Return of property under capital lease	84,603	—

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

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2004, and the results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2004, the Company has one stock-based employee compensation plan and two plans for two new hires, the details of which are set forth under note 6. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, the Company has elected to account for its stock-based compensation plans under an intrinsic value-method that requires compensation expense to be recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under the Company’s stock plans because the exercise price of all options granted was equal to the current market value of the stock on the grant date. If the Company had elected to adopt the fair value-based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(2,816,045)	$(2,315,029)	$(2,866,906)	$(5,102,026)
Add: Stock-based employee compensation expense (related to modified options) included in reported net loss	247,540	84,308	360,063	84,417
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,088,278)	(526,691)	(1,974,167)	(1,060,086)

Pro forma net loss	$(3,656,783)	$(2,757,412)	$(4,481,010)	$(6,077,695)

Net loss per share as reported – basic and diluted	$(0.06)	$(0.06)	$(0.07)	$(0.13)

Pro forma net loss per share – basic and diluted	$(0.08)	$(0.07)	$(0.10)	$(0.16)

(e)	Recent Accounting Pronouncements

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

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $201.1 million as of June 30, 2004. For the six months ended June 30, 2004, the Company incurred a net loss of approximately $2.9 million and negative cash flows from operations of $3.6 million. During the remainder of 2004, the Company aims to increase its cash flow related to sales of both AIS products and services and Food Safety Technologies (“FST”) products and actively control operating costs; the Company will continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. Cash and cash equivalents at June 30, 2004 are $4.9 million. The Company expects that it will meet its cash requirements with this cash and the expected cash flows from operations in 2004. However, the Company may seek additional sources of liquidity in 2004 to ensure that it is able to fund its business needs in 2005. Such financing may include acceleration of lease payments under VerifEYE CIS leases, incurrence of short-term or long-term debt or sale of additional equity securities. If additional funds are raised through the issuance of equity securities or through debt financing that provides for the issuance of equity securities, stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available such financing will include favorable terms.

(3)	Inventories

Inventories consist of:

	2004	2003
Raw materials	$524,360	$494,521
Finished goods	53,167	70,326
Other	—	3,217

	$577,527	$568,064

In the current quarter, the Company performed a review of its inventory for estimated obsolescence or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of this review, the Company recorded a reserve for obsolescence of $140,504, with the expense included in selling, general and administrative expenses for the three and six-month periods ended June 30, 2004.

(4)	Related Party Transactions

As of June 30, 2004 and December 31, 2003, amounts due from related parties were $199,082 and $194,551, respectively, and consist of a non-interest bearing receivable from Eastern Livestock, LLC (“Eastern”) in the amount of $200,000 to be paid on August 5, 2004, in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. Interest, at 4.75%, has been imputed on this receivable. The payment of $200,000 was received on August 9, 2004.

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $149,000 and $125,000 for the six months ended June 30, 2004 and 2003, respectively. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 7,524,577 shares of the Company’s Class A common stock, or 17.0% of the outstanding shares as of June 30, 2004.

The Company leases office facilities in Weatherford, Oklahoma from a director of the Company. Rent expense was $9,000 for each of the six-month periods ended June 30, 2004 and 2003.

(5)	Common Stock Warrants and Additional Investment Rights

On November 20, 2003, the Company issued 1,605,136 shares of common stock to The Biegert Family Irrevocable Trust (the “Trust”) in a private placement transaction (the “Biegert Transaction”) for $0.623 per share, receiving proceeds of $1.0 million. In connection with the transaction, the Company issued warrants to purchase 802,568 shares of the Company’s common stock. The exercise price of the warrants is $0.98 per share. The warrants were exercisable immediately and expire November 21, 2008. The $1.0 million of proceeds were allocated to the common stock and warrants based on their relative fair values.

On January 22, 2004, the Company issued 2,333,333 shares of common stock to a group of investors in a private placement transaction (the “Sage Transaction”) for $3.00 per share, receiving gross proceeds of $7.0 million. In connection with the transaction, the Company issued warrants to purchase 830,508 shares of the Company’s common stock and additional investment rights to purchase 830,508 shares of the Company’s common stock. The exercise price of the warrants is $3.6875 per share and the exercise price of the additional investment rights is $3.00 per share. The warrants were exercisable immediately and expire on January 23, 2009. The additional investment rights were exercisable immediately and expired unexercised on July 13, 2004. The $6.5 million of net proceeds were allocated to the common stock, warrants and additional investment rights based on their relative fair values.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The registration rights agreements for both the Biegert Transaction and the Sage Transaction provide that if the registration statements for the warrants and additional investment rights do not remain effective it is possible the Company would be required to make cash payments, as liquidated damages. Although the Company intends to maintain the effectiveness of the registration statements, in accordance with EITF 00-19 the fair values of the warrants and the additional investment rights have been accounted for as a liability, and subsequent changes in their fair value are, and will be, reflected in the condensed statement of operations. Upon exercise the warrants and the additional investment rights will be reclassified to stockholders’ equity.

The fair value of the Biegert Transaction warrants was $987,000 and $1,361,000 as of December 31, 2003 and June 30, 2004, respectively. The increase in the fair value of the warrants was $40,000 and $374,000 for the three and six months periods ended June 30, 2004, respectively, recorded as a charge and included in net decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The fair value of the Sage Transaction warrants was $2,651,000 as of the closing date of January 22, 2004, and $1,252,000 as of June 30, 2004. The decrease in the fair value of the warrants was $3,000 and $1,399,000 for the three and six months periods ended June 30, 2004, respectively, recorded as income and included in net decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The fair value of the Sage Transaction additional investment rights was $1,310,000 as of the closing date of January 22, 2004, and $6,000 as of June 30, 2004. The decrease in the fair value of the additional investment rights was $206,000 and $1,304,000 for the three and six months periods ended June 30, 2004, respectively, recorded as income and included in net decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

(6)	Stock Plan

A summary of stock option transactions for the six months ended June 30, 2004 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2003	5,414,771	$2.07	7.71

Granted (1)	1,337,369	2.31
Exercised	(986,251)	0.86
Cancelled	(235,720)	4.38

Balance outstanding, June 30, 2004	5,530,169	$2.29	8.11

(1)	Includes 91,499 stock options afforded accelerated vesting after December 31, 2003 per the terms of the separation agreement with an officer of the Company. These shares were originally included in shares cancelled in 2003.

In January 2004, the Company accelerated the vesting of 91,499 stock options and extended the expiration date of 295,500 stock options for one year, recognizing expense of $112,523. This amount is included in selling, general and administrative expenses in the statement of operations. In June 2004, the Company accelerated the vesting of 156,250 stock options and extended the expiration date of 523,000 stock options for two years, recognizing expense of $247,540. This amount is included in selling, general and administrative expenses in the statement of operations.

In June 2003, the Company extended the expiration date of 547,643 stock options for one year, with a 60-day exercise restriction and recognized expense of $84,308. This amount is included in selling, general and administrative expenses in the statement of operations.

In May 2004, as part of the compensation package of the Company’s newly appointed Chief Financial Officer and Executive Vice President of Sales and Marketing, the Board of Directors approved the issuance of 200,000 options to purchase common stock at an exercise price of $1.84 to the Chief Financial Officer and 150,000 options to purchase common stock at an exercise price of $1.65 to the Executive Vice President of Sales and Marketing. Due to the limited number of options remaining in the 1999 Equity Compensation Plan (the “1999 Plan”), these options were not issued from the 1999 Plan, but are subject to the same terms and conditions as the 1999 Plan.

(7)	Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests were best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations sold or disposed of, for both the current and prior periods, as discontinued operations. The loss from discontinued operations includes revenues of $0 and $20,000 for the six-months ended June 30, 2004 and 2003, respectively. The pre-tax loss included in loss from discontinued operations for the three months ended June 30, 2004 and 2003 are $19,000 and $62,000, respectively and for the six months ended June 30, 2004 and 2003 are $18,000 and $164,000, respectively. The loss from discontinued operations in the three and six months ended June 30, 2004 relates primarily to the payment of legal expenses relating to previously closed cattle operations.

(8)	Segment Information

The Company’s reportable segments consist of AIS products and services and FST products. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Animal Information Solutions	$69,928	$89,800	$135,679	$173,069
Food Safety Technologies	142,546	233,245	251,117	311,518

Total	$212,474	$323,045	$386,796	$484,587

Cost of revenue:
Animal Information Solutions	$13,054	$7,354	$33,957	$29,195
Food Safety Technologies	49,916	81,398	96,462	134,033

Total	$62,970	$88,752	$130,419	$163,228

Gross Profit:
Animal Information Solutions	$56,874	$82,446	$101,722	$143,874
Food Safety Technologies	92,630	151,847	154,655	177,485

Total	$149,504	$234,293	$256,377	$321,359

The Company’s assets and other statement of operations data are not allocated to a segment. During the three months ended June 30, 2004, 66% of total revenues were from one FST customer and during the three months ended June 30, 2003, 53% of total revenues were from three FST customers. During the six months ended June 30, 2004, 60% of total revenues were from one FST customer and during the six months ended June 30, 2003, 36% of total revenues were from two FST customers.

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

Overview

We are a technology company providing individual-animal tracking, food-safety and database management services to the beef production industry. Our mission is to enable the delivery of a large, brandable supply of beef that differentiates the products, opens new markets, and creates new value for the industry and consumers. The Company is structured into two operating groups, Food Safety Technologies (“FST”) and Animal Information Solutions (“AIS”).

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

In the future, our focus in the FST group will be to gain industry-wide adoption of our Solo and CIS products, as well as to complete the commercialization of the hand hygiene and other products using the VerifEYE technology. Currently, we have established a relationship with Excel Corporation (“Excel”), a wholly-owned subsidiary of Cargill Incorporated, who has adopted both the CIS and Solo products to enhance its food safety program. To be successful in meeting our sales goals, we will need to establish relationships with the other top packers. We are currently in discussions with several of these top packers, and hope to complete formal agreements with certain of them in due course.

There are approximately 500 beef processors in the U.S. who, we believe, would benefit from adoption of the Solo technology, as an addition to their current food safety processes. With our limited staff, we are unable to adequately cover all of these beef processors. To enhance our ability to market the Solo units we have signed a Memorandum of Understanding (“MOU”) with Mettler-Toledo’s Safeline Metal Detection division and, as defined in the MOU, we intend to establish an exclusive distribution agreement with safeline for the food processing and food retailer market throughout North, Central and South America.

As a result of legislative changes, particularly Country of Origin Labeling (“COOL”), our AIS group turned its attention to achieving USDA Process Verification Program (“PVP”) certification for CattleLog. In January 2004, CattleLog was the first animal tracking solution to receive this certification. This USDA program involved a comprehensive approval process, which began in June 2003, and provides independent verification that our policies and procedures are designed to ensure the integrity and security of the data collected with our systems. CattleLog is designed to be a key tool that allows our customers, from small operators to commercial feedlots, to track and identify animals through the supply chain. In July 2004, CattleLog was re-approved as a PVP certified product by the USDA Agricultural Marketing Service.

As evidenced by the discovery, in December 2003, of Bovine Spongiform Encephalopathy (“BSE”) in the U.S., cattle identification and tracking are priority issues to the U.S. beef industry and interest in our CattleLog individual identification product has increased significantly. One example of this increased interest is the contract reached with ADM Alliance Nutrition (“ANI”), a wholly owned subsidiary of Archer Daniels Midland (“ADM”) in January 2004, in which ANI selected our CattleLog individual-animal data collection and reporting system to manage its electronic data collection and analysis and information exchange efforts. ANI, a leading supplier of livestock feeds, will offer the CattleLog program to cattle producers who purchase ANI’s feed and feed supplements.

The U.S. Government has begun to establish a regulated, mandatory identification and tracking program. The establishment of these final regulations could impact the timing of revenue for the AIS group because the Government could choose from several methods of data collection and maintenance including:

•	the Government maintains the entire database, in which case, CattleLog could be used for electronic data collection only;

•	the Government designates third parties to collect and store the data, in which case, CattleLog could be one of the third party providers; or

•	the Government names a single third party to collect and store the data, in which case, unless CattleLog is the single provider, our sales would likely be negatively impacted. We do not believe this option is likely to occur.

In addition to the Government’s interest in a mandatory identification program, beef retailers are exerting pressure on the beef industry to have traceability for all beef sold. These beef retailers include large grocery stores and restaurant chains, particularly fast food chains. If these retailers decide to require traceability for their meat purchases, as some have indicated they prefer, we believe the speed of industry-wide adoption will be accelerated.

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

One event which would have a significant effect on our sales growth, would be the selection of our CattleLog individual-animal data collection and reporting system by other name brand companies, in addition to ADM, to manage their electronic data collection and analysis and information exchange efforts. A second event significant to our anticipated sales growth would be the adoption of our CIS food safety technology by one or more of the other top five packers. A third event significant to our anticipated sales growth would be the commercialization, once ready, of products that apply the VerifEYE technology to hand-hygiene and pork applications. We continue to seek relationships aggressively with both well known companies who may select CattleLog and the top five packers who may adopt the CIS technology.

The following discussion of our financial condition and results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report, as well as the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

As of June 30, 2004, our principal sources of liquidity are existing cash balances, working capital and expected sales from our VerifEYE and CattleLog products. Sales increases are expected to be the most important source of future reduction in net cash outflow. We expect that our existing cash balances, working capital and expected sales of our products and services, including the receipt of $1.0 million in accelerated lease payments from Excel, will meet our cash flow needs for the near term. However, the Company may seek additional sources of liquidity in 2004 to ensure that it is able to fund its business needs in 2005. Such financing may include acceleration of lease payments under VerifEYE CIS leases, incurrence of short-term or long-term debt, or sale of additional equity securities. If additional funds are raised through the issuance of equity securities or through debt financing that provides for the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms.

Sources and Uses of Cash

As of June 30, 2004, we had cash and cash equivalents totaling $4.9 million compared to $1.6 million at December 31, 2003. Our working capital balance as of June 30, 2004 was $4.8 million compared to $866,000 as of December 31, 2003.

As of June 30, 2004, we have a receivable from Eastern Livestock, LLC in the amount of $200,000 to be paid on August 5, 2004 in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. that we entered into in July 2002. The payment of $200,000 was received on August 9, 2004.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $3.6 million for the six months ended June 30, 2004 and consisted primarily of net operating losses and a decrease in accounts payable and accrued liabilities offset by an increase in advance payments from customers.

Net cash used in investing activities was $268,000 for the six months ended June 30, 2004. Our investing activities consist primarily of capital expenditures.

Net cash provided by financing activities was $7.2 million for the six months ended June 30, 2004. Our financing activities consist primarily of a private equity placement, which resulted in net proceeds of $6.5 million and $851,000 in proceeds from the exercise of stock options, which are offset by $214,000 in capital lease payments.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan and reduce our net cash outflow.

Commercial and Contractual Commitments and Off-Balance Sheet Arrangements

During the quarter ended June 30, 2004, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commercial and Contractual Commitments and Off-Balance Sheet Arrangements” in the Form 10-Q for March 31, 2004 for a detailed discussion.

Other Matters

There were no changes in the components of the Company’s critical accounting policies during the quarter ended June 30, 2004.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

Results of Operations

Three months ended June 30, 2004 and June 30, 2003

Revenue

Revenue decreased by 34% to $212,000 for the quarter ended June 30, 2004 from $323,000 for the quarter ended June 30, 2003. This decrease is due primarily to fewer VerifEYE Solo units sold in the current year quarter compared to a year ago and a decrease in supply chain management consulting fees, due to the termination of a contract in July 2003. These decreases were partially offset by lease revenues from two VerifEYE CIS units in the current quarter compared to $0 in revenues from CIS in the same period a year ago.

Cost of Revenue

Cost of revenue decreased by 29% to $63,000 for the quarter ended June 30, 2004 from $89,000 for the quarter ended June 30, 2003. This decrease is due principally to the reduction in direct costs due to the decrease in Solo units sold and the reduction in overhead costs, such as direct support personnel, facilities costs, telecommunication charges and material purchases in the current quarter, offset by depreciation expense on the VerifEYE CIS units in the current quarter. We generated a gross profit of $150,000 and $234,000 for the quarters ended June 30, 2004 and 2003, respectively. The decrease in gross profit is due primarily to the decrease in total revenues and the corresponding decrease in costs of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 45% to $2.1 million for the quarter ended June 30, 2004 from $1.4 million for the quarter ended June 30, 2003, reflecting increased professional services, insurance costs and provision for obsolete inventory offset by a reduction in corporate and divisional expenses for salaries and wages. In addition, the current year quarter includes a non-cash stock compensation expense of $248,000 incurred as the result of accelerating the vesting and extending the expiration date of stock options in accordance with a separation agreement with an officer of the Company.

Technology and Development

Our technology and development expenses increased 37% to $563,000 for the quarter ended June 30, 2004 from $413,000 for the quarter ended June 30, 2003, reflecting an increase in development costs for the prototype unit for hand hygiene and other derivative VerifEYE products. As we continue to expand VerifEYE technology for pork and human/health applications, these costs are expected to increase.

Depreciation

Depreciation expense decreased 27% to $459,000 for the quarter ended June 30, 2004 from $626,000 for the quarter ended June 30, 2003. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the last year.

Other Income and Expense

Interest and other income (expense), net increased to $(4,000) for the quarter ended June 30, 2004 from $(2,000) for the quarter ended June 30, 2003. Net expense for the quarter ended June 30, 2004 consists of miscellaneous rental expense of $51,000 offset by interest income of $12,000 and miscellaneous income consisting of $35,000 in royalty payments from the AMIRIS technology license. Expense for the quarter ended June 30, 2003 consists of miscellaneous rental expense of approximately $15,000 offset by miscellaneous expense of $3,000 and interest income of $10,000.

Interest expense was $5,000 for both the quarter ended June 30, 2004 and the quarter ended June 30, 2003.

Net decrease in fair value of common stock warrants and additional investment rights of $169,000 represents the net decrease in fair value of the warrants and the decrease in fair value of additional investment rights that we issued in connection with our January 2004 private equity financing, from March 31, 2004 through June 30, 2004 of $3,000 and $206,000, respectively, offset by the $(40,000) increase in fair value of the warrants issued in our November 2003 private equity financing from March 31, 2004 to June 30, 2004. These transactions are more fully described in note 5 to the condensed financial statements.

Income Tax Expense (Benefit)

Due to the losses incurred, we did not recognize income tax expense for the quarter ended June 30, 2004 or the quarter ended June 30, 2003.

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

The assets sold included only property and equipment and there were no liabilities in the disposal group. The revenue and pretax loss related to assets sold or disposed amounted to:

	Three Months ended June 30,
	2004	2003
Revenue	$—	$—
Pretax loss	$19,000	$62,000

The loss from discontinued operations in the three months ended June 30, 2004, relates primarily to the payment of legal expenses relating to previously closed cattle operations.

Six months ended June 30, 2004 and June 30, 2003

Revenue

Revenue decreased by 20% to $387,000 for the six months ended June 30, 2004 from $485,000 for the six months ended June 30, 2003. This decrease is due primarily to fewer VerifEYE Solo units sold in the current six months compared to a year ago and a decrease in supply chain management consulting fees, due to the termination of a contract in July 2003. These decreases were partially offset by lease revenues from two VerifEYE CIS units in the current six months compared to $0 in revenues from CIS in the same period a year ago.

Cost of Revenue

Cost of revenue decreased by 20% to $130,000 for the six months ended June 30, 2004 from $163,000 for the six months ended June 30, 2003. This decrease is due principally to the reduction in direct costs due to the decrease in Solo units sold and the reduction in overhead costs, such as support direct personnel, facilities costs, telecommunication charges and material purchases in the current quarter, offset by depreciation expense on the VerifEYE CIS units in the current six months. We generated a gross profit of $256,000 and $321,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in gross profit is due primarily to the decrease in revenues and the decrease in indirect overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 25% to $3.8 million for the six months ended June 30, 2004 from $3.0 million for the six months ended June 30, 2003, reflecting increased professional fees, insurance costs and provision for obsolete inventory offset by a reduction in corporate and divisional expenses for salaries and wages. In addition, the current six months includes a non-cash stock compensation expense of $360,000 incurred as the result of accelerating the vesting and extending the expiration date of stock options in accordance with separation agreements with two officers of the Company and a non-cash expense of $60,000 due to the issuance of restricted stock as consideration for consulting services.

Technology and Development

Our technology and development expenses increased 9% to $1.0 million for the six months ended June 30, 2004 from $924,000 for the six months ended June 30, 2003, reflecting an increase in development costs for the prototype unit for hand hygiene and other derivative VerifEYE products. As we continue to expand VerifEYE technology for pork and human/health applications, these costs are expected to increase.

Depreciation

Depreciation expense decreased 24% to $988,000 for the six months ended June 30, 2004 from $1.3 million for the six months ended June 30, 2003. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the last year.

Other Income and Expense

Interest and other income (expense), net increased to $321,000 for the six months ended June 30, 2004 from $(16,000) for the six months ended June 30, 2003. Income for the six months ended June 30, 2004 consists of interest income of $23,000 and miscellaneous income consisting of a $306,000 gain due to the favorable settlement of a capital lease obligation and the receipt of $60,000 in royalty payments from the AMIRIS technology license offset by miscellaneous rental expense of $68,000. Expense for the six months ended June 30, 2003 consists of miscellaneous expense of approximately $34,000 related to the settlement of disputed consulting fees incurred in a prior period and the associated arbitration fees, miscellaneous rental expense of $12,000 and miscellaneous expense of $4,000 offset by interest income of $34,000. The decrease in interest income in 2004 is due principally to the repayment of notes receivable from Eastern Livestock, LLC, outstanding during 2003.

Interest expense decreased to $9,000 for the six months ended June 30, 2004 from $13,000 for the six months ended June 30, 2003. This decrease is due primarily to the settlement of our capital lease obligation during the first quarter of 2004.

Net decrease in fair value of common stock warrants and additional investment rights of $2.3 million represents the net decrease in fair value of the warrants and the decrease in fair value of additional investment rights that we issued in connection with our January 2004 private equity financing, from the transaction date of January 22, 2004 through June 30, 2004 of $1.4 million and $1.3 million, respectively, offset by the $(374,000) increase in fair value of the warrants issued in our November 2003 private equity financing from December 31, 2003 to June 30, 2004. These transactions are more fully described in note 5 to the condensed financial statements.

Income Tax Expense (Benefit)

Due to the losses incurred, we did not recognize income tax expense for the six months ended June 30, 2004 or the six months ended June 30, 2003.

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

The assets sold included only property and equipment and there were no liabilities in the disposal group. The revenue and pretax loss related to assets sold or disposed amounted to:

	Six Months ended June 30,
	2004	2003
Revenue	$—	$20,000
Pretax loss	$18,000	$164,000

The loss from discontinued operations in the six months ended June 30, 2004, relates primarily to the payment of legal expenses relating to previously closed cattle operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of June 30, 2004, our investments consisted of a $75,000 certificate of deposit, which matures on June 2, 2005. Due to the nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2004, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2004.

During the quarter ended June 30, 2004, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY

As part of the compensation packages approved by the Board of Directors for our two new officers, Robert E. Drury was granted an option to purchase 200,000 shares of Class A common stock, at an exercise price of $1.84, effective June 14, 2004, upon his commencing the position of Chief Financial Officer and Charlotte Perkins was granted an option to purchase 150,000 shares of Class A common stock, at an exercise price of $1.65, effective July 6, 2004, upon her commencing the position of Executive Vice President of Sales and Marketing. Due to the limited number of options remaining in the 1999 Equity Compensation Plan (the “1999 Plan”), these options were not issued from the 1999 Plan, but are subject to the same terms and conditions as the 1999 Plan.

The above referenced shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. Each purchaser was afforded an opportunity to review all documents and ask questions of our officers pertaining to matters they deemed material to an investment in our Class A common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 20, 2004. At the meeting, the shareholders voted in favor of the following item listed in our Proxy Statement dated April 26, 2004:

I.	Election of Eight Directors

The number of votes cast or withheld with respect to the election of each of the directors is set forth below:

	For	Withheld
Thomas L. Tippens	39,057,285	142,156
David C. Warren	38,214,310	985,131
John C. Belknap	39,011,891	187,550
Christopher J. Davis	38,226,330	973,111
John C Foltz	39,010,280	189,161
Christopher A. Sinclair	39,012,201	187,240
Robert S. Spencer	39,020,151	179,290
Wesley W. Watkins	38,998,456	200,985

There were no broker non-votes with respect to the election of directors.

ITEM 5.	OTHER INFORMATION

Effective August 11, 2004, Mr. Tom Tippens resigned from the Board of Directors and his position as Chairman of the Board. Mr. John Belknap was elected Chairman of the Board, effective immediately, as disclosed in the Company press release on August 11, 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description	Reference
31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Robert E. Drury Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

(b)	Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended June 30, 2004:

On April 22, 2004, eMerge Interactive, Inc. issued a press release announcing financial results for the quarter ended March 31, 2004.

On May 12, 2004, eMerge Interactive, Inc. issued a press release announcing revised first quarter financial results.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2004	eMerge Interactive, Inc.

	By:	/s/ David C. Warren
David C. Warren
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert E. Drury
Robert E. Drury
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

eMerge Interactive, Inc.

Index to Exhibits filed with Form 10-Q dated August 12, 2004

Exhibit	Description of Exhibit
31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Robert E. Drury Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002