Form 10-Q
period 2004-09-30
EMERGE INTERACTIVE INC
filed 2004-11-15
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

The number of shares of the registrant’s Class A common stock, $0.008 par value, outstanding as of November 9, 2004, was 44,493,155.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For Three and Nine Months Ended September 30, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$3,139,804	$1,553,394
Trade accounts receivable, less allowance for doubtful accounts of $360,362 in 2004 and $371,876 in 2003	1,140,804	91,295
Inventories (note 3)	621,873	568,064
Prepaid expenses and other assets	582,201	555,904
Due from related parties (note 4)	—	194,551
Assets held for sale	65,808	87,000

Total current assets	5,550,490	3,050,208
Property, plant and equipment, net of accumulated depreciation of $9,975,682 in 2004 and $8,739,883 in 2003	2,424,350	3,758,919
Food safety systems installed at customers, net of accumulated depreciation of $92,169 in 2004 and $21,941 in 2003	487,593	273,203
Other assets	—	76,080

Total assets	$8,462,433	$7,158,410

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$—	$519,278
Accounts payable	472,228	744,796
Accrued liabilities:
Salaries and benefits	428,745	258,210
Legal and professional	96,565	122,874
Other	145,223	149,276
Advance payments from customers – current portion	1,057,783	389,796

Total current liabilities	2,200,544	2,184,230

Advance payment from customers – long term	1,595,934	615,409
Common stock warrants and additional investment rights (note 5)	1,021,363	986,853

Total liabilities	4,817,841	3,786,492

Stockholders’ equity (notes 5 and 6):
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 45,559,510 shares in 2004 and 36,447,881 shares in 2003; outstanding 44,315,655 shares in 2004 and 35,204,026 shares in 2003	364,476	291,583
Class B common stock, designated 7,288,890 shares, 0 shares issued and outstanding in 2004 and 5,694,445 shares issued and outstanding in 2003	—	45,556
Additional paid-in capital	205,519,356	201,691,962
Accumulated deficit	(201,811,203)	(198,229,146)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)

Total stockholders’ equity	3,644,592	3,371,918

Total liabilities and stockholders’ equity	$8,462,433	$7,158,410

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenue	$301,275	$254,060

Cost of revenue	79,242	76,491

Gross profit	222,033	177,569

Operating expenses:
Selling, general and administrative	1,392,311	1,432,729
Technology and development	708,104	440,423
Depreciation	436,336	608,074

Total operating expenses	2,536,751	2,481,226

Operating loss	(2,314,718)	(2,303,657)

Interest and other income, net	12,767	2,694
Interest expense	(5,251)	(6,253)
Gain on disposal of assets	25	3,130
Net decrease in fair value of common stock warrants and additional investment rights (note 5)	1,597,677	—

Loss from continuing operations before income taxes	(709,500)	(2,304,086)
Income tax expense (benefit)	—	—

Loss from continuing operations	(709,500)	(2,304,086)
Discontinued operations (note 7):
Gain (loss) from discontinued cattle operations, net of income taxes of $0 for the 2004 and 2003 periods	(5,651)	298,362

Net loss	$(715,151)	$(2,005,724)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.02)	$(0.06)
Gain (loss) from discontinued operations	—	0.01

Net loss per common share – basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	44,315,655	39,002,215

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Revenue	$688,070	$738,648

Cost of revenue	209,661	239,720

Gross profit	478,409	498,928

Operating expenses:
Selling, general and administrative	5,156,915	4,449,623
Technology and development	1,713,012	1,364,462
Depreciation	1,423,916	1,901,084

Total operating expenses	8,293,843	7,715,169

Operating loss	(7,815,434)	(7,216,241)

Interest and other income (expense), net	333,792	(13,252)
Interest expense	(14,034)	(19,204)
Gain on disposal of assets	10,785	6,643
Net decrease in fair value of common stock warrants and additional investment rights (note 5)	3,926,540	—

Loss from continuing operations before income taxes	(3,558,351)	(7,242,054)
Income tax expense (benefit)	—	—

Loss from continuing operations	(3,558,351)	(7,242,054)

Discontinued operations (note 7):
Gain (loss) from discontinued cattle operations, net of income taxes of $0 for the 2004 and 2003 periods	(23,706)	134,303

Net loss	$(3,582,057)	$(7,107,751)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.08)	$(0.19)
Gain (loss) from discontinued operations	—	0.01

Net loss per common share – basic and diluted	$(0.08)	$(0.18)

Weighted average number of common shares outstanding – basic and diluted	44,008,113	38,867,435

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(3,582,057)	$(7,107,751)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,494,145	1,906,522
Gain on disposal of assets	(10,785)	(6,643)
Impairment of assets held for sale	21,192	—
Stock compensation	360,063	84,308
Amortization of unearned compensation	—	109
Issuance of common stock for services	60,000	30,000
Reserve for inventory obsolescence	140,504	—
Decrease in fair value of common stock warrants and additional investment rights	(3,926,540)	—
Gain on settlement of contract	(305,719)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,049,509)	191,833
Inventories	(194,313)	(456,072)
Prepaid expenses and other assets	49,783	32,775
Due from related parties, net	(5,449)	47,163
Accounts payable and accrued liabilities	(47,351)	(87,689)
Advance payments from customers	1,648,512	115,174

Net cash used for operating activities	(5,347,524)	(5,250,271)

Cash flows from investing activities:
Purchases of property and equipment	(458,569)	(667,618)
Proceeds from sale of property, plant and equipment	10,785	7,927
Collection of receivables due from related parties	200,000	2,259,257
Purchase of certificate of deposit	—	(75,000)

Net cash provided by (used for) investing activities	(247,784)	1,524,566

Cash flows from financing activities:
Net proceeds from issuance of common stock	850,720	113,206
Payments on capital lease obligation	(214,000)	—
Net proceeds from private equity placement	6,544,998	—

Net cash provided by financing activities	7,181,718	113,206

Net change in cash and cash equivalents	1,586,410	(3,612,499)

Cash and cash equivalents, beginning of period	1,553,394	5,278,449

Cash and cash equivalents, end of period	$3,139,804	$1,665,950

Supplemental disclosures:
Cash paid for interest	$20,939	$12,299
Non-cash investing and financing activities:
Return of property under capital lease	84,603	—
Receipt of land in connection with settlement of open trade receivables	—	87,000
Issuance of Class A common stock in satisfaction of a liability	—	100,467

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Notes to Condensed Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company providing VerifEYE™ food safety systems, individual-animal tracking and database management services to the agricultural, food service and healthcare industries. The Company’s technologies focus primarily on innovative food safety technologies, as well as information-management and individual-animal tracking tools.

(b)	Basis of Presentation

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of September 30, 2004, and the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2004, the Company has one stock-based employee compensation plan and two plans for two new hires, the details of which are set forth under note 6. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, the Company has elected to account for its stock-based compensation plans under an intrinsic value-method that requires compensation expense to be recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under the Company’s stock plans because the exercise price of all options granted was equal to the current market value of the stock on the grant date. If the Company had elected to adopt the fair value-based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(715,151)	$(2,005,724)	$(3,582,057)	$(7,107,751)
Add: Stock-based employee compensation expense (related to modified options) included in reported net loss	—	—	360,063	84,417
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(288,100)	(474,902)	(2,262,267)	(1,534,988)

Pro forma net loss	$(1,003,251)	$(2,480,626)	$(5,484,261)	$(8,558,322)

Net loss per share as reported – basic and diluted	$(0.02)	$(0.05)	$(0.08)	$(0.18)

Pro forma net loss per share – basic and diluted	$(0.02)	$(0.06)	$(0.12)	$(0.22)

(e)	Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “ Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed Statement would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified or settled after December 15, 1994, had been accounted for using the fair-value-based methods of accounting. The Company is evaluating the impact the proposed Statement may have on its financial position, cash flows and results of operations.

(2) Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $201.8 million as of September 30, 2004. For the nine months ended September 30, 2004, the

Company incurred a net loss of approximately $3.6 million and negative cash flows from operations of $5.3 million. The Company will continue to evaluate the structure of its operations to identify opportunities to improve cash flows. Factors which could adversely affect operating cash flows in future quarters include, but are not limited to, lack of or delays in market acceptance of the Company’s products, increased costs associated with development of the Company’s product offerings, increased material costs, increased labor costs, increased health insurance and benefits costs and increases in sales and marketing costs.

Cash and cash equivalents at September 30, 2004 were $3.1 million, and on October 4, 2004, the Company received a $1.0 million CIS lease advance payment. Based on current revenue and expense projections, the Company anticipates needing to obtain additional working capital in the near term. The Company is in the process of seeking additional sources of liquidity to fund current working capital requirements, and is reviewing funding opportunities. These sources of liquidity may include the sale of CIS units, including units already under lease, additional financing from potential ventures with strategic partners, and/or the issuance by the company of debt or equity securities, including equity securities that may be issued at a discount to the current market price of the Company’s common stock. In the event equity securities are issued, stockholders may experience significant dilution. Although the Company’s goal is to complete the additional funding in the fourth quarter of 2004, there can be no assurance that such funding will be available in an amount and on terms that are acceptable to the Company.

(3) Inventories

Inventories consist of:

	September 30, 2004	December 31, 2003
Raw materials	$555,361	$494,521
Work-in-process	13,061	—
Finished goods	53,451	70,326
Other	—	3,217

	$621,873	$568,064

In the second quarter of 2004, the Company performed a review of its inventory for estimated obsolescence or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of this review, the Company recorded a reserve for obsolescence of $140,504, with the expense included in selling, general and administrative expenses for the nine-month period ended September 30, 2004.

(4) Related Party Transactions

As of December 31, 2003, amounts due from related parties was $194,551, and consisted of a non-interest bearing receivable from Eastern Livestock, LLC (“Eastern”) in the amount of $200,000 to be paid on August 5, 2004, in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. Interest, at 4.75%, has been imputed on this receivable. The payment of $200,000 was received on August 9, 2004.

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $44,000 and $46,000 for the three months ended September 30, 2004 and 2003, respectively, and $193,000 and $171,000 for the nine months ended September 30, 2004 and 2003, respectively. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owned 7,524,577 shares of the Company’s Class A common stock, or 17.0% of the outstanding shares, as of September 30, 2004.

The Company leases office facilities in Weatherford, Oklahoma, from a former director of the Company. Rent expense for this property was $4,500 for each of the three-month periods ended September 30, 2004 and 2003 and $13,500 for each of the nine-month periods ended September 30, 2004 and 2003.

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The registration rights agreements for both the Biegert Transaction and the Sage Transaction provide that if the registration statements for the warrants and additional investment rights do not remain effective, it is possible the Company would be required to make cash payments, as liquidated damages. Although the Company intends to maintain the effectiveness of the registration statements, in accordance with EITF 00-19, the fair values of the warrants and the additional investment rights have been accounted for as a liability, and subsequent changes in their fair value are, and will be, reflected in the condensed statement of operations. Upon exercise the warrants will be reclassified to stockholders’ equity.

The fair value of the Biegert Transaction warrants was $987,000 and $552,000 as of December 31, 2003 and September 30, 2004, respectively. The decrease in the fair value of the warrants was $809,000 and $435,000 for the three and nine months periods ended September 30, 2004, respectively, and is recorded as income and included in net decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The fair value of the Sage Transaction warrants was $2,651,000 as of the closing date of January 22, 2004, and $469,000 as of September 30, 2004. The decrease in the fair value of the warrants was $782,000 and $2,182,000 for the three and nine months periods ended September 30, 2004, respectively, and is recorded as income and included in net decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The fair value of the Sage Transaction additional investment rights was $1,310,000 as of the closing date of January 22, 2004. The additional investment rights expired unexercised on July 13, 2004. The decrease in the fair value of the additional investment rights was $6,000 and $1,310,000 for the three and nine months periods ended September 30, 2004, respectively, and is recorded as income and included in net decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

(6) Stock Plan

A summary of stock option transactions for the nine months ended September 30, 2004 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2003	5,414,771	$2.07	7.71

Granted (1)	1,491,369	2.24
Exercised	(986,251)	0.86
Cancelled	(461,720)	3.76

Balance outstanding, September 30, 2004	5,458,169	$2.24	7.94

(1)	Includes 91,499 stock options afforded accelerated vesting after December 31, 2003 per the terms of the separation agreement with an officer of the Company. These shares were originally included in shares cancelled in 2003.

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

In May 2004, as part of the compensation package of the Company’s newly appointed Chief Financial Officer and Executive Vice President of Sales and Marketing, the Board of Directors approved the issuance of 200,000 options to purchase common stock at an exercise price of $1.84 to the Chief Financial Officer and 150,000 options to purchase common stock at an exercise price of $1.65 to the Executive Vice President of Sales and Marketing. Subsequent to the end of the current quarter, the Executive Vice President of Sales and Marketing resigned and these options expired without vesting. Due to the limited number of options remaining in the 1999 Equity Compensation Plan (the “1999 Plan”), these options were not issued from the 1999 Plan, but are subject to the same terms and conditions as the 1999 Plan.

In June 2003, the Company extended the expiration date of 547,643 stock options for one year, with a 60-day exercise restriction and recognized expense of $84,308. This amount is included in selling, general and administrative expenses in the statement of operations.

(7) Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value, less cost to sell, of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests were best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or other means of disposal. Therefore, the Company has classified the results of operations of all the cattle operations sold or disposed of, for both the current and prior periods, as discontinued operations. The loss from discontinued operations includes revenues of $0 and $20,000 for the nine-months ended September 30, 2004 and 2003, respectively. The pre-tax income (loss) included in gain (loss) from discontinued operations for the three months ended September 30, 2004 and 2003 are $(6,000) and $298,000, respectively, and for the nine months ended September 30, 2004 and 2003 are $(24,000) and $134,000, respectively. The loss from discontinued operations in the three and nine months ended September 30, 2004 relates primarily to the payment of legal expenses relating to previously closed cattle operations and the writedown to fair market value of assets held for sale, partially offset by the collection of receivables, previously considered uncollectible.

(8) Segment Information

The Company’s reportable segments consist of AIS products and services and FST products. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Animal Information Solutions	$86,498	$63,283	$222,177	$236,352
Food Safety Technologies	214,777	190,777	465,893	502,296

Total	$301,275	$254,060	$688,070	$738,648

Cost of revenue:
Animal Information Solutions	$20,256	$11,289	$54,213	$38,795
Food Safety Technologies	58,986	65,202	155,448	200,925

Total	$79,242	$76,491	$209,661	$239,720

Gross Profit:
Animal Information Solutions	$66,242	$51,994	$167,964	$197,557
Food Safety Technologies	155,791	125,575	310,445	301,371

Total	$222,033	$177,569	$478,409	$498,928

The Company’s assets and other statement of operations data are not allocated to a segment. During the three months ended September 30, 2004, 67% of total revenues were from one FST customer and during the three months ended September 30, 2003, 66% of total revenues were from four FST customers. During the nine months ended September 30, 2004, 63% of total revenues were from one FST customer and during the nine months ended September 30, 2003, 18% of total revenues were from one FST customer.

(9) Subsequent Events

On October 4, 2004, the Company received an advance payment of $1.0 million for a third CIS unit, which was included in trade accounts receivable at September 30, 2004 and was delivered to Excel Corporation in August 2004.

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

In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our December 31, 2003, Form 10-K Annual Report and should be considered while evaluating our business, financial condition, results of operations and prospects.

Overview

We are a technology company providing individual-animal tracking, food-safety and database management services to the agricultural, foodservice and healthcare industries. The Company is developing a broad portfolio of innovative products including VerifEYE™ HandScan, Solo™, and CIS contamination detection systems, for use in restaurants, hospitals, and food processors. The Company’s agricultural products include CattleLog™, a USDA-approved Process Verified Program (“PVP”) providing individual animal data collection and reporting that enables livestock tracking, verification, and branding. The Company is structured into two operating segments, Food Safety Technologies (“FST”) and Animal Information Solutions (“AIS”).

Historical

From May 2000 through January 2001, we acquired thirteen cattle brokerage companies with the aim of increasing our presence and market share within the cattle industry. Through these acquisitions, we significantly increased our capacity to market cattle throughout the United States. Following these acquisitions, the cattle industry experienced difficulties due to an extended drought in the southern plains and the southeast, which led to a decrease in the availability of feeder cattle for sale, which in turn led to a significantly reduced number of head sold in each quarter in 2001. In the fourth quarter of 2001, we completed lease and operating agreements with three of our largest order buying facilities in order to reduce the working capital requirements for our owned operations. In 2001 and 2002, under new management, we began to focus our efforts on our two business segments, AIS and FST. We executed a series of restructurings in an effort to fund our operations from existing cash flows. During the second quarter of 2002, we determined that in order to improve our productivity and our use of working capital we would sell or dispose of all of our previously acquired cattle operations. During the second half of 2002, we divested these cattle operations and, as of January 24, 2003, had completed the divestiture of all our cattle operations. With the completion of these divestitures, we significantly changed our market focus and revenue sources.

How we operate

Within our two business segments, we have spent most of the past three years in research and development and commercialization. We have completed the development of CattleLog and both the VerifEYE Solo and Carcass Inspection System (“CIS”) units. We are now in the process of successfully positioning our company to be a market leader in the areas of food safety, traceability and assurance, as well as increasing our product offerings through continued research and development.

In the future, our focus in the FST group will be to gain industry-wide adoption of our current Solo and CIS products, as well as to complete the commercialization of the hand hygiene and other products using the VerifEYE technology. Currently, we have established a relationship with Excel Corporation (“Excel”), a wholly-owned subsidiary of Cargill Incorporated, who has adopted both the CIS and Solo products to enhance its food safety program. To be successful in meeting our sales goals, we will need to establish relationships with the other top five packers and we are currently in discussions with several of them. We feel confident that the benefits that have been experienced by Excel will help in their decision. But even a positive decision to adopt our system does not mean immediate revenues. Once a plant decides to install a CIS system there is a significant amount of site work and retrofitting required by the plant to accommodate the VerifEYE System and that timetable is in the hands of the packer.

There are numerous beef processors in the U.S. who, we believe, would benefit from adoption of the Solo technology as an addition to their current food safety processes. With our limited staff, we are unable to adequately market Solo units to all of these beef processors. To enhance our ability to market the Solo units we have signed a Memorandum of Understanding (“MOU”) with Mettler-Toledo’s Safeline Metal Detection division (“Safeline”) and, as set forth in the MOU, we intend to establish an exclusive distribution agreement with Safeline for the food processing and food retailer market throughout North, Central and South America.

As a result of legislative changes, our AIS group turned its attention to achieving USDA PVP certification for CattleLog. In January 2004, CattleLog was the first animal tracking solution to receive this certification. This USDA program involved a comprehensive approval process, which began in June 2003, and provides independent verification that our policies and procedures are designed to ensure the integrity and security of the data collected with our systems. CattleLog is designed to be a key tool that allows our customers, from small operators to commercial feedlots, to track and identify animals through the supply chain. In July 2004, CattleLog was re-approved as a PVP certified product by the USDA Agricultural Marketing Service.

As evidenced by the discovery, in December 2003, of Bovine Spongiform Encephalopathy (“BSE”) in the U.S., cattle identification and tracking are priority issues to the U.S. beef industry, and interest in our CattleLog individual identification product has increased significantly. One example of this increased interest is the contract reached with ADM Alliance Nutrition (“ANI”), a wholly owned subsidiary of Archer Daniels Midland (“ADM”), in January 2004, in which ANI selected our CattleLog individual-animal data collection and reporting system to manage its electronic data collection and analysis and information exchange efforts. ANI, a leading supplier of livestock feeds, offers the CattleLog program to cattle producers who purchase ANI’s feed and feed supplements.

On August 17, 2004, the U.S. House of Representatives Committee on Agriculture released a statement regarding the status of the USDA’s National Animal Identification System (“NAIS”). The statement confirmed that initial funding had been provided to develop the NAIS and additional funds are planned for the fiscal 2005 federal budget. The U.S. Government plans for the NAIS to include only information for animal and disease tracking purposes. Proprietary production data will remain in private databases. Although the Government has continued to work towards implementation of the NAIS program, the production segments of the industry (producers, auction barns and feedlots) have been reluctant to make decisions on adopting any technology until they fully understand what their responsibilities and obligations will be under the NAIS or how to participate in supplying source-verified cattle into a retail driven program. Market forces that may impact the adoption of our CattleLog systems consist of beef retailers, including large grocery stores and restaurant chains, particularly fast food chains, which are exerting pressure on the beef industry to have traceability for all beef sold. Additionally, in October 2004, the

USDA announced the establishment of a new marketing program, known as the Beef Export Verification (“BEV”) Program, which outlines the criteria for the resumption of beef trade with Japan, formerly the U.S.’s largest beef export market. One of the optional criteria listed is the use of USDA Process Verified Animal Identification and Data Collection Services to ensure the animals exported to Japan are 20 months of age or younger at the time of harvest. Since our CattleLog system is currently a USDA-approved Process Verified Program, providing animal data collection and reporting services, we believe we are well positioned to be a significant part of this effort. However, it is still too early to predict the magnitude and timing of demand, which will largely depend on which BEV method is adopted by the industry and the implementation schedule for the BEV measures. The market forces of the NAIS, demand by major retailers for source-verified beef, and the requirement for a system like ours to enable trade with the industry’s largest and most lucrative export market, improve the likelihood that CattleLog will become widely used in the beef industry. However, there can be no assurance that this will happen in the near future or at all or, if it does, that we will be able to market CattleLog profitably on a large scale. The nature of cattle movement and the time required to grow animals that can be proven to be less than 20 months of age will take time, but we intend to use CattleLog’s PVP status to try to capture a large share of the infrastructure necessary to overcome this challenge.

Key Indicators of Financial Condition and Operating Performance

We believe that sales growth will be our best indicator of success. We believe that increased sales volume will be necessary to permit the Company to generate a self-sustaining cash flow from operations. The success of our business model depends on the broad acceptance of our technologies into markets that are just now developing as a result of the growing focus on food safety and assurance. We believe that our products will likely have a significant impact on improving the safety, quality and confidence in our nation’s food supply. However, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices. This means that before the industry will fully embrace technology like VerifEYE and CattleLog, there will be a substantial amount of due diligence and testing to insure that the technology not only performs but also delivers an acceptable rate of return on their investment. Factors that may speed up industry adoption include a regulatory or economic mandate that forces industry adoption.

The following discussion of our financial condition and results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

As of September 30, 2004, our principal sources of liquidity are existing cash balances, working capital and expected sales from our VerifEYE and CattleLog products. Sales increases are expected to be the most important source of future reduction in net cash outflow. Factors which could adversely affect operating cash flows in future quarters include, but are not limited to, lack of or delays in market acceptance of our products, increased costs associated with development of our product offerings, increased material costs, increased labor costs, increased health insurance and benefits costs and increases in sales and marketing costs.

We expect that our existing cash balances, working capital and expected sales of our products and services, including the receipt of $1.0 million CIS advance lease payments from Excel on October 4, 2004, will meet our immediate cash flow needs. However, based on current revenue and expense projections, we anticipate needing to obtain additional working capital in the near term. The Company is in the process of seeking additional sources of liquidity to fund current working capital requirements, and is reviewing funding opportunities. These sources of liquidity may include the sale of CIS units, including units already under lease, additional financing from potential ventures with strategic partners, and/or the issuance by the company of debt or equity securities, including equity securities that may be issued at a discount to the current market price of our common stock. In the event equity securities are issued, our stockholders may experience significant dilution. Although our goal is to complete the additional funding in the fourth quarter of 2004, there can be no assurance that such funding will be available in an amount and on terms that are acceptable to us.

Sources and Uses of Cash

As of September 30, 2004, we had cash and cash equivalents totaling $3.1 million compared to $1.6 million at December 31, 2003. Our working capital balance as of September 30, 2004 was $3.3 million compared to $866,000 as of December 31, 2003.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $5.3 million for the nine months ended September 30, 2004 and consisted primarily of net operating losses and an increase in accounts receivable offset by an increase in advance payments from customers.

Net cash used in investing activities was $248,000 for the nine months ended September 30, 2004. Our investing activities consisted primarily of capital expenditures of $459,000, partially offset by the collection of receivables due from related parties of $200,000.

Net cash provided by financing activities was $7.2 million for the nine months ended September 30, 2004. Our financing activities consisted primarily of a private equity placement, which resulted in net proceeds of $6.5 million and $851,000 in proceeds from the exercise of stock options, which are offset by $214,000 in capital lease payments.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, reduce our net cash outflow and complete one of the financing transactions described in the first paragraph of this section.

Commercial and Contractual Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2004, and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease commitments	$400,000	$278,000	$122,000	$—	$—
Advance payments from customers	2,654,000	1,058,000	1,596,000	—	—

Total contractual obligations	$3,054,000	$1,336,000	$1,718,000	$—	$—

General inflation has not had a significant impact on our business and it is not expected to have a major impact in the foreseeable future.

Other Matters

There were no changes in the components of the Company’s critical accounting policies during the quarter ended September 30, 2004.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

Results of Operations

Three months ended September 30, 2004 and September 30, 2003

Revenue

Revenue increased by 19% to $301,000 for the quarter ended September 30, 2004 from $254,000 for the quarter ended September 30, 2003. This increase is due primarily to lease revenues from two VerifEYE CIS units in the current quarter compared to lease revenues from one VerifEYE CIS unit for less than a full month in the same period a year ago. In addition, CattleLog revenues more than tripled in the current year quarter compared to a year ago. These increases were partially offset by a decrease in the number of VerifEYE Solo units sold in the current year quarter compared to the same period a year ago and a decrease in supply chain management consulting fees, due to the termination of a contract in July 2003.

Cost of Revenue

Cost of revenue increased by 4% to $79,000 for the quarter ended September 30, 2004 from $76,000 for the quarter ended September 30, 2003. This increase is due principally to the increase in revenues in the current year quarter and the associated increases in direct costs. We generated a gross profit of $222,000 and $178,000 for the quarters ended September 30, 2004 and 2003, respectively. The increase in gross profit is due primarily to the increase in VerifEYE CIS revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained essentially the same at $1.4 million for both the quarter ended September 30, 2004 and the quarter ended September 30, 2003.

Technology and Development

Our technology and development expenses increased 61% to $708,000 for the quarter ended September 30, 2004 from $440,000 for the quarter ended September 30, 2003, primarily reflecting an increase in development costs for the prototype unit for hand hygiene and other derivative VerifEYE products. As we continue to expand VerifEYE technology for human/health applications and the beef grinding industry, these costs are expected to increase.

Depreciation

Depreciation expense decreased 28% to $436,000 for the quarter ended September 30, 2004 from $608,000 for the quarter ended September 30, 2003. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the last year.

Other Income and Expense

Interest and other income, net increased to $13,000 for the quarter ended September 30, 2004 from $3,000 for the quarter ended September 30, 2003. Income for the quarter ended September 30, 2004 consisted of interest income of $9,000 and miscellaneous income consisting of $17,000 in royalty payments from the AMIRIS technology license, offset in part by miscellaneous rental expense of $13,000. Income for the quarter ended September 30, 2003 consisted of interest income of $7,000 and miscellaneous income of $9,000 in royalty payments from the AMIRIS technology license, offset in part by miscellaneous rental expense of $13,000.

Interest expense was $5,000 for the quarter ended September 30, 2004 and $6,000 for the quarter ended September 30, 2003.

Net decrease in fair value of common stock warrants and additional investment rights of $1.6 million represents the net decrease in fair value of the warrants and the decrease in fair value of additional investment rights that we issued in connection with our January 2004 private equity financing from June 30, 2004 through September 30, 2004 of $782,000 and $6,000, respectively, and the decrease in fair value of the warrants issued in our November 2003 private equity financing from June 30, 2004 through September 30, 2004, of $809,000. These transactions are more fully described in note 5 to the condensed financial statements.

Income Tax Expense (Benefit)

Due to the losses incurred, we did not recognize income tax expense for the quarter ended September 30, 2004 or the quarter ended September 30, 2003.

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

The assets sold included only property and equipment and there were no liabilities in the disposed operations. The revenue and pretax gain (loss) related to assets sold or disposed amounted to:

	Three Months ended September 30,
	2004	2003
Revenue	$—	$—
Pretax gain (loss)	$(6,000)	$298,000

The net loss from discontinued operations in the three months ended September 30, 2004, relates primarily to the payment of legal expenses relating to previously closed cattle operations and the writedown to fair market value of assets held for sale, partially offset by the collection of receivables, previously considered uncollectible.

Nine months ended September 30, 2004 and September 30, 2003

Revenue

Revenue decreased by 7% to $688,000 for the nine months ended September 30, 2004 from $739,000 for the nine months ended September 30, 2003. This decrease was due primarily to fewer VerifEYE Solo units sold in the current nine months compared to a year ago and a decrease in supply chain management consulting fees, due to the termination of a contract in July 2003. These decreases were partially offset by lease revenues from two VerifEYE CIS units in the current nine months compared to lease revenues from one VerifEYE CIS unit for less than a full month in the same period a year ago.

Cost of Revenue

Cost of revenue decreased by 13% to $210,000 for the nine months ended September 30, 2004 from $240,000 for the nine months ended September 30, 2003. This decrease was due principally to the reduction in direct costs due to the decrease in Solo units sold and the reduction in overhead costs, such as direct support personnel, facilities costs, telecommunication charges and material purchases in the current year, offset in part by depreciation expense on the VerifEYE CIS units in the current nine months. We generated a gross profit of $478,000 and $499,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in gross profit is due primarily to the decrease in revenues offset in part by the decrease in indirect overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16% to $5.2 million for the nine months ended September 30, 2004 from $4.4 million for the nine months ended September 30, 2003, reflecting increased professional fees, insurance costs and provision for obsolete inventory offset in part by a reduction in corporate and divisional expenses for salaries and wages. In addition, the current nine month period includes a non-cash stock compensation expense of $360,000 incurred as the result of accelerating the vesting and extending the expiration date of stock options in accordance with separation agreements with two officers of the Company and a non-cash expense of $60,000 due to the issuance of restricted stock as consideration for consulting services.

Technology and Development

Our technology and development expenses increased 26% to $1.7 million for the nine months ended September 30, 2004, from $1.4 million for the nine months ended September 30, 2003, reflecting an increase in development costs for a prototype unit for hand hygiene and other derivative VerifEYE products. As we continue to expand VerifEYE technology for human/health applications and the beef grinding industry, these costs are expected to increase.

Depreciation

Depreciation expense decreased 25% to $1.4 million for the nine months ended September 30, 2004, from $1.9 million for the nine months ended September 30, 2003. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the last year.

Other Income and Expense

Interest and other income (expense), net increased to $334,000 for the nine months ended September 30, 2004 from $(13,000) for the nine months ended September 30, 2003. Income for the nine months ended September 30, 2004 consisted of interest income of $32,000 and miscellaneous income consisting of a $306,000 gain due to the favorable settlement of a capital lease obligation and the receipt of $76,000 in royalty payments from the AMIRIS technology license, offset in part by miscellaneous rental expense of $80,000. Expense for the nine months ended September 30, 2003 consisted of miscellaneous expense of approximately $34,000 related to the settlement of disputed consulting fees incurred in a prior period and the associated arbitration fees, miscellaneous rental expense of $25,000 and miscellaneous expense of $4,000, offset in part by interest income of $41,000 and the receipt of $9,000 in royalty payments from the AMIRIS technology license. The decrease in interest income in 2004 is due principally to the repayment of notes receivable from Eastern Livestock, LLC, outstanding during 2003.

Interest expense decreased to $14,000 for the nine months ended September 30, 2004 from $19,000 for the nine months ended September 30, 2003. This decrease is due primarily to the settlement of our capital lease obligation during the first quarter of 2004.

Net decrease in fair value of common stock warrants and additional investment rights of $3.9 million represents the net decrease in fair value of the warrants and the additional investment rights that we issued in connection with our January 2004 private equity financing from the transaction date of January 22, 2004 through September 30, 2004 of $2.2 million and $1.3 million, respectively, and the net decrease in fair value of the warrants issued in our November 2003 private equity financing from December 31, 2003 to September 30, 2004, of $435,000. These transactions are more fully described in note 5 to the condensed financial statements.

Income Tax Expense (Benefit)

Due to the losses incurred, we did not recognize income tax expense for the nine months ended September 30, 2004, or the nine months ended September 30, 2003.

Discontinued Operations

During the second quarter of 2002, we determined that in order to improve our productivity and our use of working capital, we would sell or dispose of all of our previously acquired cattle operations. Through the subsequent divestitures, we significantly changed our market focus and revenue sources. As of January 24, 2003, the divestiture of all cattle operations was complete. The results of operations of the acquired, and subsequently disposed of, entities are included in our statements of operations under discontinued operations for all periods presented.

The assets sold included only property and equipment and there were no liabilities in the disposed operations. The revenue and pretax gain (loss) related to assets sold or disposed amounted to:

	Nine Months ended September 30,
	2004	2003
Revenue	$—	$20,000
Pretax gain (loss)	$(24,000)	$134,000

The loss from discontinued operations in the nine months ended September 30, 2004, includes the payment of legal expenses relating to previously closed cattle operations and the writedown to fair market value of assets held for sale, partially offset by the collection of receivables, previously considered uncollectible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of September 30, 2004, our investments consisted of a $75,000 certificate of deposit, which matures on June 2, 2005. Due to the nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2004.

During the quarter ended September 30, 2004, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of the compensation packages approved by the Board of Directors for our two new officers, Robert E. Drury was granted an option to purchase 200,000 shares of Class A common stock, at an exercise price of $1.84, effective June 14, 2004, upon his commencing the position of Chief Financial Officer, and Charlotte Perkins was granted an option to purchase 150,000 shares of Class A common stock, at an exercise price of $1.65, effective July 6, 2004, upon her commencing the position of Executive Vice President of Sales and Marketing. Subsequent to the end of the current quarter, Ms. Perkins resigned and these options expired without vesting. Due to the limited number of options remaining in the 1999 Equity Compensation Plan (the “1999 Plan”), these options were not issued from the 1999 Plan, but are subject to the same terms and conditions as the 1999 Plan.

The above referenced shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. Each purchaser was afforded an opportunity to review all documents and ask questions of our officers pertaining to matters they deemed material to an investment in our Class A common stock.

ITEM 5. OTHER INFORMATION

Effective August 11, 2004, Mr. Tom Tippens resigned from the Board of Directors and his position as Chairman of the Board. Mr. John Belknap was elected Chairman of the Board, effective August 11, 2004, as disclosed in the Company press release dated August 11, 2004.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Reference
31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Exhibit Number	Description	Reference

31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Robert E. Drury Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004	eMerge Interactive, Inc.

	By:	/s/ DAVID C. WARREN
David C. Warren
President, Chief Executive
Officer and Director (Principal
Executive Officer)

/s/ ROBERT E. DRURY
Robert E. Drury
Executive Vice President and Chief Financial
Officer (Principal Financial and
Accounting Officer)

eMerge Interactive, Inc.

Index to Exhibits filed with Quarterly Report on Form 10-Q dated November 12, 2004

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