Form 10-K
period 2004-12-31
EMERGE INTERACTIVE INC
filed 2005-03-28
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

Or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Class A Common Stock, par value $0.008 per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $69.6 million as of June 30, 2004 (the last day of the registrant’s most recently completed second quarter), based upon the closing sale price per share of the common stock as quoted on the NASDAQ SmallCap Market. For the purposes of determining this amount only, the Company has excluded shares of common stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds five percent of the common stock outstanding at June 30, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s Class A common stock, $0.008 par value, outstanding as of March 10, 2005 was 50,337,583.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of eMerge Interactive, Inc.’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Report.

eMerge Interactive, Inc.

FORM 10-K ANNUAL REPORT

(For Fiscal Year Ended December 31, 2004)

PART I

ITEM 1.    BUSINESS

GENERAL

eMerge Interactive, Inc. (“eMerge,” “us,” “we,” “our” or the “Company”) is a technology company focusing on the agricultural, food service and healthcare industries. We are structured into two business segments, Food Safety Technologies (“FST”) and Animal Information Solutions (“AIS”).

FST’s patented VerifEYE™ food safety technology is a unique machine vision technology that is designed to instantly detect microscopic levels of organic contamination, which can harbor deadly pathogens. The VerifEYE technology is available in several applications for the meat processing and food processing industries, and we are developing additional products for the food service, healthcare and childcare industries.

AIS provides comprehensive, data-driven solutions to the cattle industry to enable animal management for the livestock industry. Our products include CattleLog™ data base and data collection tools and a variety of other data management software tools, which, when used in combination with multiple data reporting options, allow users to properly perform a large variety of animal tracking, management and performance improvement applications.

Our business is currently dependent on the beef industry. Recent factors, including an ongoing trade dispute between the U.S. and Japan and the termination of the cattle trade between the U.S. and Canada, have come together to create poor market conditions in key segments of the U.S. beef industry. The discovery, in December 2003, of Bovine Spongiform Encephalopathy (“BSE”) in the U.S., led to the suspension of approximately $3 billion of annual beef exports. This negatively impacted the financial results of U.S. packers in 2004 and their prospects for 2005. Furthermore, the BSE discovery initiated the closure of live-cattle trade between the U.S. and Canada, which also put a financial burden on meat packers who have had to pay increasingly elevated cattle prices. As the domestic cattle supply dwindled in late 2004, several major packers announced reduced production levels and plant closures, citing economic losses related to the limited cattle supply. The result of these developments has been a reduction in U.S. cattle supply and unfavorable prospects for some segments of the industry in 2005. Among other implications of these industry conditions is that key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects.

If we are unable to generate significantly higher sales from our products and services in 2005, we will need to pursue additional sources of liquidity, and we may consider alternative business strategies relating to the development, marketing and sales of our products and services from those described in this Form 10-K. However, no decisions have yet been reached on these strategies and there can be no assurance of our success if these alternative strategies are adopted. See “Factors Affecting Our Business, Financial Condition and Results of Operations.”

HISTORY

We were incorporated as a Delaware corporation in 1994 and consummated an initial public offering of common stock in February 2000.

During 2000 and 2001, we acquired thirteen cattle brokerage companies, which represented 10% of the cattle trading market in the U. S. These acquisitions increased our revenues to $1.2 billion in 2001, but required significant use of capital. We incurred a net loss of $92.4 million in 2001. Subsequently, in 2002, we determined that we would sell or close all the cattle operations. Accordingly, the assets of the operations to be sold were adjusted to their estimated fair value, which resulted in a non-cash asset impairment charge of $6.8 million for the year ended December 31, 2002. Both the write-down of these assets and the results of operations for these businesses are included in discontinued operations. The values of the intangible assets of the operations to be liquidated were also evaluated, and we determined that estimated future undiscounted cash flows expected to result from the use and eventual disposition of the assets were below the carrying value of the assets. We adjusted the carrying value of these assets to their estimated fair value of $0, resulting in a non-cash impairment loss of approximately $1.9 million, which is included in discontinued operations for the year ended December 31, 2002. The last of these operations was disposed of in January 2003.

Following the decision to exit the cattle brokerage businesses, we initiated a restructuring in an effort to reduce operating costs. We also implemented initiatives to reduce our cost structure and streamline our corporate operations to better position us to achieve profitability. As a result of these initiatives, we reduced our workforce several times, incurring $319,000 in severance and related employee costs and $84,000 in other closure, employee and professional costs for the year ended December 31, 2002. We also reviewed all of our intangible assets and adjusted their carrying values to estimated fair values, based on discounted cash flows, which resulted in non-cash asset impairment charges of $1.6 million included in continuing operations for the year ended December 31, 2002.

Concurrent with the reductions in workforce in 2002, we identified two technologies that we believe have significant market potential: food safety technology, through the application of florescent response technology for which we hold exclusive patent rights; and individual animal management, through the application of data base and data management tools in which we had made a significant investment. Subsequently, these two technologies have become our two main business segments.

On November 20, 2003, we issued 1,605,136 shares of our Class A common stock at $0.623 per share and warrants exercisable for 802,568 shares of our Class A common stock at an exercise price of $0.98 per share to The Biegert Family Trust for $1.0 million in cash. The warrants expire on November 21, 2008. These shares were subsequently registered with the SEC, effective January 12, 2004.

On January 23, 2004, we issued 2,333,333 shares of our Class A common stock at $3.00 per share, additional investment rights exercisable for 830,508 shares of our Class A common stock at an exercise price of $3.00 per share and warrants exercisable for 830,508 shares of our Class A common stock at an exercise price of $3.6875 per share to Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust for $7.0 million in cash. The additional investment rights expired unexercised on July 13, 2004. The warrants were repriced to have an exercise price of $1.40 per share in January 2005. As part of this transaction, we also issued warrants exercisable for 163,333 shares of our Class A common stock at an exercise price of $3.73 to the placement agent as consideration for providing financial and advisory services. These shares and the shares issuable upon exercise of the warrants and additional investment rights were subsequently registered with the SEC, effective April 16, 2004.

On December 2, 2004, we issued 2,500,000 shares of our Class A common stock at $1.60 per share, additional investment rights exercisable for 1,250,000 shares of our Class A common stock at an exercise price of $1.60 per share and warrants exercisable for 875,000 shares of our Class A common stock at an exercise price of $2.00 per share to Steelhead Investments Ltd., Cranshire Capital LP and Omicron Master Trust for $4.0 million in cash. As part of this transaction, we also issued warrants exercisable for 150,000 shares of our Class A common stock at an exercise price of $2.30 per share to the placement agent as consideration for providing financial and advisory services. These shares and the shares issuable upon exercise of the warrants and additional investment rights were subsequently registered with the SEC, effective January 6, 2005. The investment rights are exercisable any time prior to the 180th trading day following the effectiveness of this registration statement.

On January 27, 2005, we issued 2,900,000 shares of our Class A common stock at $1.40 per share and warrants exercisable for 435,000 shares of our Class A common stock at an exercise price of $1.75 per share to Steelhead Investments Ltd., Cranshire Capital LP and Omicron Master Trust for $4.1 million in cash. We intend to file a registration statement for these shares and the shares issuable upon exercise of the warrants with the SEC in March 2005, following the filing of this Form 10-K.

HOW WE OPERATE

We are in the process of positioning our company to be a market leader in the areas of food safety, traceability and assurance, as well as increasing our product offerings through continued research and development. Our primary products, however, are in early stage development and commercialization and market adoption is not yet proven.

In the future, our focus in the FST segment will be to gain industry-wide adoption of our current VerifEYE products the Solo™ handheld scanning system and the Carcass Inspection System (“CIS”), as well as to complete the commercialization of HandScan™, our hand hygiene system and other products using the VerifEYE technology. There are numerous beef processors in the U.S. who, we believe, would benefit from adoption of the Solo technology as an addition to their current food safety processes. With our limited staff, we are unable to adequately market Solo units to all of these beef processors. To enhance our ability to market the Solo units we have signed a distribution agreement with Safeline for the food processing and food retailer market throughout North, Central and South America.

Currently, we have established a relationship with Excel, which has adopted both the CIS and Solo products to enhance its food safety program. To be successful in meeting our sales goals, particularly for CIS, we will need to establish relationships with the other top packers. We believe that the benefits that have been experienced by Excel can be extended to other major beef packing companies. Nevertheless, current market conditions in the U.S. beef packer/processing segment create an additional challenge to our ability to sell CIS products in the near term. Furthermore, once a plant decides to install a CIS system, there is a significant amount of site work and retrofitting required by the plant to accommodate the VerifEYE System, resulting in as much as six months lead time between the decision to adopt our CIS technology at a plant location and the point at which eMerge recognizes revenue.

The U.S. beef production industry is cyclical, as producers respond to beef prices by increasing or decreasing the size of the cattle herd. Recent factors, including an ongoing trade dispute between the U.S. and Japan and the termination of the cattle trade between the U.S. and Canada, have come together to create poor market conditions in key segments of the U.S. beef industry. The discovery, in December 2003, of BSE in the U.S., has led to the closing of the beef trade between the U.S. and Japan, which has subsequently impacted the financial stability of U.S. packers in 2004 and 2005 as they see a $3 billion dollar export market disappear. Furthermore, the BSE discovery initiated the closure of live-cattle trade between the U.S. and Canada, which also puts a financial burden on the meat packer who has had to pay increasingly elevated cattle prices. As the domestic cattle supply dwindled in late 2004 several major packers announced reduced production levels and even plant closures, citing economic losses related to the limited cattle supply. The net result of these developments has been a reduction in U.S. cattle supply and prices and unfavorable prospects for some segments of the industry in 2005. Among other implications of these industry conditions is that key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects. Sales of large capital equipment such as the CIS into market conditions such as these will be challenging and we believe will be impacted by the financial condition of our packer clients and prospects.

The BSE discovery in the U.S., has made cattle identification and tracking important issues to the U.S. beef industry, and increased the level of interest in our CattleLog individual identification product. One example of a business engagement resulting from this increased interest is our contract with ADM Alliance Nutrition (“ANI”), a wholly owned subsidiary of Archer Daniels Midland, executed in January 2004, pursuant to which ANI selected our CattleLog individual-animal data collection and reporting system to manage its electronic data collection and analysis and information exchange efforts. ANI, a leading supplier of livestock feeds, offers the CattleLog program to cattle producers who purchase ANI’s feed and feed supplements.

In January 2004, CattleLog was the first animal tracking solution to receive approval as a USDA PVP. The USDA PVP designation involves a comprehensive approval process, which began in June 2003, and provides independent verification that our policies and procedures are designed to ensure the integrity and security of the data collected with our systems. CattleLog is designed to be a key tool that allows our customers, from small operators to commercial feedlots, to track and identify animals through the supply chain. In June 2004, CattleLog was re-approved as a PVP by the USDA Agricultural Marketing Service. The PVP requires an annual re-approval process.

On August 17, 2004, the U.S. House of Representatives Committee on Agriculture released a statement regarding the status of the USDA’s National Animal Identification System (“NAIS”). The statement confirmed that initial funding of $17 million had been provided to develop the NAIS. An additional $33 million has been allocated in the fiscal 2005 federal budget, primarily for infrastructure development, producer outreach and education and additional pilot projects. The USDA plans for the NAIS to include only information for animal and disease tracking purposes. Proprietary production data will remain in private databases. Although the USDA has continued to work towards implementation of the NAIS program, the production segments of the industry (producers, auction barns and feedlots) have been reluctant to make decisions on adopting any technology until they fully understand what their responsibilities and obligations will be under the NAIS or how to participate in supplying source-verified cattle into a retail driven program.

The primary market force that may positively impact the adoption of our CattleLog systems is the lobbying of beef retailers, including large grocery stores and restaurant chains, particularly fast food chains, which are exerting pressure on the beef industry to have traceability for all beef sold. Additionally, in October 2004, the USDA announced the establishment of a new marketing program, known as the Beef Export Verification (“BEV”) Program, which outlines the proposed criteria for the resumption of beef trade with Japan, formerly the U.S.’s largest beef export market. One of the optional criteria included in the program is the use of USDA Process Verified Animal Identification and Data Collection Services to ensure the animals exported to Japan are 20 months of age or younger at the time of harvest. Since our CattleLog system is currently a USDA-approved PVP, providing animal data collection and reporting services, we believe we are well positioned to be a significant part of the BEV effort. However, it is still too early to predict the magnitude and timing of demand, which will largely depend on which BEV method is adopted by the industry and the legislated implementation schedule for the BEV measures. At this time, the USDA has not issued a final policy regarding export of beef products to Japan.

The market forces of the NAIS, demand by major retailers for source-verified beef, and the requirement for a comprehensive system to enable trade with Japan, the industry’s largest and most lucrative export market, improve the chances of CattleLog’s adoption within the beef industry. However, there can be no assurance that this will happen in the near future or at all or, if it does, that we will be able to market CattleLog profitably on a large scale.

ANIMAL INFORMATION SOLUTIONS

INDUSTRY BACKGROUND

The Company’s activities in animal identification in agriculture are primarily related to beef production. According to the National Cattlemen’s Beef Association and Colorado State University, the cattle industry is the largest single segment of the American agricultural economy. On January 1, 2005, there were 95.8 million cattle in the United States, one percent more than a year earlier. Total beef production in 2004 is estimated to be 24.5 billion pounds. Beef is the number one protein source in America, according to USDA consumption data.

The U.S. beef production chain can be classified into three primary segments: producers, feedlots and packers, each responsible for one part of the process for the birth, growth, and eventual harvest of livestock products. There are approximately 800,000 ranchers and cattlemen in the United States, conducting business in all 50 states. The industry grows progressively more concentrated as animals move through feedyards and finally to processors. Approximately 80% of the beef in the United States is processed by beef packing operations owned by four of the largest beef packing companies.

In addition to beef cattle, our data system has also been used for the dairy cattle, equine, sheep, and goat industries. However, we do not anticipate that any of these other industries will become significant to our business.

We believe that modern livestock production processes contain a number of inefficiencies that reduce livestock quality and increase cost, and that these inefficiencies can best be addressed through the adoption by the industry of efficient and secure data capture, storage, and retrieval of individual animal information. In addition, as a result of potential disease outbreaks and the potential for terrorist activity affecting the food supply, demand has been created for beef products that can be traced back through the supply chain to the source. Additionally, market factors have created demand for specification products that, we believe, is not currently being satisfied.

We believe that industry participants generally collect and analyze information on livestock in an inconsistent, manual and time-consuming manner. Due to the inefficient nature of data collection and dissemination, livestock industry participants are unable to exchange critical information in an efficient and timely manner to optimize performance and beef quality. Evidence suggests that opportunities exist for businesses in the livestock industry to maximize the use of information, which may more effectively address marketing, health, quality and performance issues.

With the discovery of the first-ever case of BSE in the United States by the USDA in December 2003, animal identification and tracking have become important issues for the U.S. livestock industry. The subsequent BSE investigation revealed that the BSE infected animal was of Canadian origin. The work by USDA to trace the animal’s origins yielded positive identification of some, but not all, of the other animals that had come into contact with or were related to the infected animal, all testing negative for BSE. If a mandatory animal identification system had been in place in the U.S., we believe this traceback process would have been completed in a matter of days, rather than the weeks it took in this case. Lack of a system to identify animals that had been in contact with an infected animal has been a contributing factor to certain international markets being closed to U.S. beef exports.

As a result of the closure of export markets to U.S. beef due to continued speculation regarding the risk of BSE in the food supply, our customers—for both FST and AIS- will most likely face unpredictable economic conditions for a period of time. Though the U.S. beef supply is among the safest in the world, and BSE testing, safeguards and surveillance monitoring have been in place since 1990, we expect livestock markets and food-related equities to be negatively impacted for the foreseeable future until all markets are re-opened.

We believe that an improved information flow between and within industry participants can significantly enhance opportunities for additional revenues and cost savings for the beef industry. We believe there is currently no network or method for rapidly compiling and communicating information throughout all stages of the livestock production chain. There is also a growing retail demand for process- and source-verified meat that has created a potential opportunity for our AIS operations to provide such verification products or services. Therefore, our products and services are directed at individual-animal tracking, supply-chain documentation and food safety in order to facilitate the safe, timely flow of source- and process-verified livestock and meat products within the livestock-production supply chain.

OUR PRODUCTS AND SERVICES

CattleLog Data Collection

CattleLog is a suite of individual-animal data-collection and reporting tools designed to help livestock operations electronically track animals and relevant production data on these animals, and is positioned to take advantage of a number of market or production opportunities, as discussed below.

CattleLog users can create continuously updated profiles that follow animals from birth through harvest, including specifications covering everything from genetics to health management. Previous and subsequent owners can then easily access the information via the CattleLog Reports web site in order to:

•	track their animals’ source and destinations;

•	monitor each animal’s performance;

•	analyze data to determine the best management techniques to apply; and

•	deliver the source- and process-verifications that are essential to successful product branding.

In addition, CattleLog is designed to help maintain consumer confidence in the safety of the U.S. livestock herd in the event that a large-scale animal-health issue should arise in the U.S. If wide-scale adoption is achieved, we believe CattleLog would help officials quickly trace disease sources, focus remedial action only where needed and ensure consumers that the meat they purchase is safe.

Components of CattleLog include CattleLog Data Services (“CDS”), CattleLog Pro and CattleLog Reports. CDS allows smaller or seasonal producers to take advantage of CattleLog technology with a minimal investment in technical infrastructure. For high-volume users, CattleLog Pro software provides advanced features for high volume operations. CattleLog Reports allows producers to view and work with their data in an industry-leading reports generation program.

USDA Process Verified Program

In 2003, we received USDA Process Verified Program (“PVP”) approval for all CattleLog products, becoming the first data service provider to be granted this important designation. We believe our CattleLog customers benefit from this verification program and the combination of data quality and integrity that we believe is reflected by the USDA PVP designation.

The USDA PVP provides livestock and meat producers an opportunity to assure customers of their ability to provide consistent quality products by having their written production or operational processes confirmed through independent, third party audits. The USDA PVP uses the International Organization for Standardization’s ISO 9000-series standards for documented quality management systems as a format for evaluating documentation to ensure consistent auditing practices and promotes international recognition of audit results. To operate an approved USDA PVP, companies must submit documented quality management systems to the Livestock and Seed Program, Audit, Review, and Compliance Branch (“ARC”), within the Agriculture Marketing Service, and successfully pass a rigorous onsite audit per ARC instructions.

Professional Cattle Consultants

During 2004, we also operated the Professional Cattle Consultants (“PCC”) group that provided data analysis and benchmarking to feedlots. The PCC business generated revenues of approximately $125,000 in 2004 and generated a small loss from operations. We sold this business on March 9, 2005.

FOOD SAFETY TECHNOLOGIES

INDUSTRY BACKGROUND

Within the food industry, our current VerifEYE products, CIS and the Solo handheld scanning system, primarily serve the beef-processing sector. In addition, we are currently developing a VerifEYE-based hand hygiene system, HandScan, which we believe will enable us to expand into the food retail and foodservice markets. Our products focus primarily on the reduction of food-borne illness, through the instant detection of organic contaminates, which can enter the food supply via contaminated meat products, hands or cross contamination.

If additional product development is successfully completed, we believe that we also may have the ability to enter the healthcare and long-term care markets to help address significant healthcare issues related to disease transmission and hospital-acquired infections.

Recent factors, including an ongoing trade dispute between the U.S. and Japan and the termination of the cattle trade between the U.S. and Canada, have come together to create poor market conditions in key segments of the U.S. beef industry. The discovery, in December 2003, of BSE in the U.S., led to the suspension of approximately $3 billion of annual beef exports. This impacted the financial results of U.S. packers in 2004 and their prospects for 2005. Furthermore, the BSE discovery initiated the closure of live-cattle trade between the U.S. and Canada, which also put a financial burden on meat packers who have had to pay increasingly elevated cattle prices. As the domestic cattle supply dwindled in late 2004, several major packers announced reduced production levels and plant closures, citing economic losses related to the limited cattle supply. The result of these developments has been a reduction in U.S. cattle supply and unfavorable prospects for some segments of the industry in 2005. Among other implications of these industry conditions is that key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects.

Each year, an estimated 76 million cases of food-borne illness occur in the United States. As a result, the U. S. Centers for Disease Control (“CDC”) estimates that there are 325,000 hospitalizations and 5,000 deaths attributed to food-borne illness in the United States each year. Food-borne illness can be caused by the ingestion of many different types of bacteria and viruses, including E. coli O157:H7, Listeria, Salmonella, Shigella, Norovirus, Hepatitis A and others.

Food can become contaminated in both the food production and foodservice stages. Pathogens may be present in the intestines of meat-animals raised for food, and during the slaughter process small amounts of organic contamination (intestinal contents) can contaminate the carcass, causing potential food safety risks.

In the food processing and foodservice stages, pathogens can be transferred to food from infected food handlers, or by cross contamination from other food products. In food-borne illness outbreaks attributable to pathogens such as Shigella, Norovirus and Hepatitis A, the hands of food workers who have not washed effectively after using the bathroom may be identified as the primary source responsible for contamination. According to the CDC, there are over 18 different viral, bacterial, and parasitic gastroenteritis illnesses whose primary mode of transmission has been identified as the fecal-hand-oral route. In addition, the CDC estimates that up to 23% of food-borne illnesses occur as a result of poor hygiene and cross-contamination.

We believe our VerifEYE technology, if widely adopted, can significantly reduce the amount of organic contamination on meat carcasses and the hands of food handlers. Until now, the only way to identify organic contamination has been through visual inspection, which means that the amount of contamination must be large enough to see. However, the VerifEYE technology can provide a much more sensitive and objective inspection method, often detecting contamination that is invisible to the human eye.

According to the CDC, hand hygiene is the single most important practice in preventing infections in healthcare facilities. Nevertheless, a report published in a March 2002 CDC publication entitled “Emerging Infectious Diseases” indicated that the largest hospital-wide survey ever conducted found that proper hand hygiene prevents cross-contamination in hospitals, but health-care workers’ adherence to guidelines is poor. The study found that the average compliance with hand hygiene programs among different sections of hospitals, including open ward, emergency room, intensive care and others, was only 48 percent.

OUR PRODUCTS AND SERVICES

VerifEYE

VerifEYE is our food safety technology that was originally developed and patented by scientists at Iowa State University and the Agricultural Research Service of the USDA. We hold a license granting us exclusive rights to its global commercialization. In 2003, we introduced two commercial products that use our VerifEYE technology, the CIS unit and the Solo handheld inspection unit.

The USDA Agricultural Research Service, in trials conducted at Oklahoma State University and at the University of Florida, has confirmed that this imaging technology can detect even microscopic traces of fecal material on freshly harvested beef—including beef that has been subjected to such pathogen interventions as acid washes, irradiation and steam pasteurization.

The VerifEYE CIS is a real-time, optical inspection system that scans beef carcasses at line speeds up to 450 head per hour as they proceed through the production line. This system creates a visual image of potentially contaminated areas of each carcass, displaying them on a nearby monitor for easy identification and removal. The system also collects, displays and archives data related to the contaminated locations for each carcass as it is processed. This data can be integrated into an overall food safety, quality or Hazard Analysis and Critical Control Point (“HACCP”) program. This patented technology helps meat processors detect contamination and verify extensive safeguards already in place to minimize the possibility of outbreaks of such bacterial infections as E. coli 0157:H7 and salmonella.

In 2002, we announced an agreement to integrate our VerifEYE meat inspection system into Excel Corporation’s beef operations to finalize our specifications for commercialization of the VerifEYE system. Excel Corporation (“Excel”) is a leading U.S. beef processor and a wholly-owned subsidiary of Cargill Incorporated, an international marketer, processor and distributor of agricultural, food, financial and industrial products and services. During 2003, we installed our first CIS unit at an Excel beef plant in Schuyler, Nebraska. In February 2004, we shipped a second CIS unit to an Excel beef plant in Plainview, Texas and completed the installation in May 2004. The third CIS unit was shipped in September 2004 to an Excel beef plant in Ft. Morgan, Colorado and the installation was completed in January 2005. These CIS units are subject to lease agreements, which include a provision for an accelerated lease payment due upon shipment of each CIS unit in lieu of 36 monthly lease payments. We do not start to recognize revenues on these leases until the units have been installed. While we continue to market our CIS products to Excel for use at their remaining North American beef plants and to other beef processors, the current state of the U.S. beef industry creates an additional challenge to our ability to sell additional CIS products in the near term.

The Solo handheld inspection unit is a portable instrument, incorporating the VerifEYE imaging technology. Its lightweight and simple features allow it to be used in many locations throughout the meat processing and retail environments. The Solo unit can be used to verify the presence or absence of any trace levels of organic material on meat products and other surfaces, which could harbor potentially deadly pathogens. Solo has been commercially available since May 2003 and is currently in use among a number of processors in the U.S. and abroad.

During 2004, we had foreign sales of Solo units in six countries. However, these sales constituted less than 8% of our total 2004 revenues and we do not believe geographic sales analyses are significant to obtaining an understanding of our business operations during the three-year period ended December 31, 2004. Information for our two operating segments for the three-year period ended December 31, 2004, is contained in note 14 to the consolidated financial statements.

TECHNOLOGY AND DEVELOPMENT

We intend to continue to devote time and resources to enhance our current core technology, to improve our existing products, expand our product line and enter into other market segments. Our R&D pipeline currently includes projects such as the development of the VerifEYE-based HandScan system for the detection of contaminates on hands of workers in the foodservice, healthcare, childcare and nursing home industries.

In September 2002, we conducted an initial private study with a Florida-based hospital that established the efficacy of the VerifEYE food safety technology for detecting human bio-hazardous contamination, including feces. In mid 2003, we continued our R&D efforts on the hand-scanning project by conducting a second study, designed to document dietary-related variables and their potential impact on our technology’s capability to detect human fecal material. Based on the results of our studies, we continued to develop the technical approach and evaluate the marketability of a VerifEYE-based system for the detection of contaminates on human hands. In late 2003, we established a formal R&D program for the project, further dedicating resources to this potential opportunity.

In 2004, our VerifEYE development efforts were focused on the development of our HandScan System and the further refinement of our CIS and Solo products. Primary activities related to HandScan in 2004 included further spectral research, algorithm development and overall system design of a multi-chromatic imaging system for the HandScan product with the goal to improve system performance for the detection of contamination on human hands.

As we continue to expand our VerifEYE technology for alternative applications including the development of human health applications, we expect these costs to increase in 2005. Approximately $2.2 million, $1.7 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, were related to technology and development spending. Our current technology and development activities are primarily focused on expanding our VerifEYE products, as discussed above.

However, if the current negative economic conditions in the beef packing/processing industry persist and we are unable to expand sales of our VerifEYE products, we may choose to reduce or postpone spending on the development of new products.

SALES AND MARKETING

Our AIS sales organization is structured around a direct sales team and a limited number of strategic partners. Our account managers are responsible for sales of products and services to animal identification customers in given geographic territories. We seek to establish broad customer awareness of our technologies, products and services within the industries we serve.

Our marketing efforts include direct advertising through trade journals, press releases, and significant presence at local, state and national industry meetings and events. We also participate in professional societies and university programs and have developed strategic marketing relationships with industry professionals and academic institutions. Much of the initial interest in our products and services has been created through the extensive network of relationships we have in the livestock industry as well as through our sales organization.

Our FST sales and distribution network utilizes several domestic and international independent distributors and manufacturers representatives to serve our markets effectively. We select only distribution partners who have already established relationships with potential FST customers and who are also representing food safety or sanitation-oriented products, which would be complementary to the VerifEYE technology.

We are in the process of identifying potential distribution partners for our VerifEYE HandScan product, with the plan of forming partnership distribution relationships with leaders in their respective fields such as healthcare, foodservice, food processing, retail and daycare. Additionally, in December 2004, we signed a distribution agreement pursuant to which Mettler Toledo’s Safeline Metal Detection division (“Safeline”), has agreed to distribute Solo units to the meat processing sectors in the Americas.

OUR CUSTOMERS

For AIS, our customer focus is the livestock producer who sees a need for advanced animal identification in their own operation, from individual producers through packers. FST is focused on packers, processors and food retailers.

In 2004 and 2003, Excel, a FST customer, accounted for 53% and 25%, respectively, of our net revenue. In 2002, Rancher’s Renaissance, an AIS customer, accounted for 38% of our net revenue. We anticipate that our operating results will continue to depend on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely effect our revenues, results of operations and financial condition.

As noted in “How We Operate” key segments of the beef industry are currently experiencing poor market conditions, which could adversely effect sales of our products and services.

INTELLECTUAL PROPERTY

Our ability to protect and utilize our intellectual property rights is important to our continued success. We currently have multiple U.S. and foreign patent applications that are pending before the U.S. Patent and Trademark Office and related foreign agencies regarding:

•	livestock management systems and methods; and

•	systems and methods for the detection of organic contamination for our HandScan system.

U.S. patent number 5,914,247, relating to technology for detecting organic contamination on meat carcasses during and after slaughter is licensed to us by the Iowa State University Research Foundation and the USDA under a license agreement entered into in August 1999. Our FST business is highly dependent on our continued maintenance of this license. U.S. patent number 5,914,247 provides protection for both our CIS and our Solo handheld inspection system. Additional patent applications for this technology were filed and are currently pending in four of the main beef processing countries, and the patent for Australia was issued in 2004. The license provides us with an exclusive worldwide license, until the patents expire on a country-by-country basis, to develop and sell products and services that utilize the inventions contained in the patents. In exchange for the license, we are obligated to pay Iowa State University a royalty on revenues we receive from the sale of products and services related to the license.

We believe our commercial success depends on our ability to protect our proprietary technology and enforce our rights in the technology we license to other parties. We currently rely on a combination of patents, copyrights and trade secrets to protect our proprietary technology and look for ways to strengthen our IP position through license agreements and other methods where applicable.

We cannot guarantee that any of our pending patent or trademark applications will be approved. Even if they are approved, the patents or trademarks may be challenged by other parties, infringed upon or invalidated. In technology markets, there is generally frequent and substantial intellectual property litigation. We may become subject to legal proceedings and claims, including claims that we infringe upon third-party proprietary rights. There can be no assurance that third parties will not assert patent, copyright or other infringement claims against us that could prevent us from manufacturing and commercializing our products or services in the United States and abroad.

We have a number of Trademark applications pending with the U.S. Patent and Trademark Office to register eMerge Interactive™, VerifEYE™, Solo™ and HandScan™ and related service marks. The following Trademarks have been registered with the U.S. Patent and Trademark Office; eMerge Interactive®, VerifEYE® and CattleLog®. Additionally, we have a number of foreign trademarks both pending and registered.

COMPETITION

Our AIS segment competes against other companies in the information services market, including established livestock information services. We also face competition from livestock product manufacturers who use information technology to promote the effectiveness of their products. These services are often provided in connection with the sale of products to industry participants. We believe that the primary competitive factors in the information services market include perceived value relative to price, timeliness of information, brand recognition, value-added consulting services and convenience and ease of use.

We believe that no other company directly competes against our VerifEYE technology. However, we believe that we compete indirectly against other systems and technologies designed to eliminate or reduce pathogens on meat products, commonly known as microbial interventions, including steam pasteurization, thermal pasteurization, hide wash systems, organic acid rinses and irradiation. Some of the companies marketing these systems and technologies have significantly greater resources than ours, which may effect our ability to compete with their products or services.

EMPLOYEES

As of March 10, 2005, we employed a total of 42 persons, all of whom work with us on a full-time basis. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

ITEM 2.    PROPERTIES

The location and general description of our properties as of March 1, 2005, are described below.

Corporate Headquarters

Our corporate facility is located at 10305 102nd Terrace in Sebastian, Florida, where we currently occupy approximately 25,000 square feet of office, administrative and data center space. We lease our facilities from XL Realty, Corp., a subsidiary of Safeguard Scientifics, Inc. (Safeguard”), one of our largest shareholders. Our lease for this facility expires on March 31, 2006.

Other Facilities

We maintain sales and support offices for AIS in Ft. Worth, Texas, under a lease, which expires on April 30, 2005.

Through February 2005, we maintained sales and support offices in Weatherford, Oklahoma, which were rented on a month-to-month basis, to support our PCC operation. We sold the PCC operation on March 9, 2005.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades in the NASDAQ SmallCap Market under the symbol “EMRG.” The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the NASDAQ SmallCap Market during each quarter of the last two fiscal years:

	High	Low
January 1, 2003 to March 31, 2003	$.48	$.32
April 1, 2003 to June 30, 2003	$1.20	$.35
July 1, 2003 to September 30, 2003	$1.27	$.66
October 1, 2003 to December 31, 2003	$1.64	$.83
January 1, 2004 to March 31, 2004	$4.00	$1.44
April 1, 2004 to June 30, 2004	$2.38	$1.55
July 1, 2004 to September 30, 2004	$1.79	$.88
October 1, 2004 to December 31, 2004	$2.14	$.86

As of March 10, 2005, the last reported sale price for our common stock on the NASDAQ SmallCap Market was $1.04 per share and we had 514 registered holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	4,576,919	$2.10	482,382

Total	4,576,919	$2.10	482,382

The equity compensation plan approved by shareholders consists of our Amended and Restated 1999 Equity Compensation Plan.

Recent Sales of Unregistered Securities

In March 2002, Runnells Peters Cattle Company received additional consideration in compliance with an acquisition agreement of a cattle brokerage company. As part of this consideration, we issued 338,752 shares of our Class A common stock with an aggregate value of $500,000.

In December 2002, Timothy R. Pennell received additional consideration in compliance with the acquisition agreement of a cattle brokerage company. As part of this consideration, we issued 51,370 shares of our Class A common stock with an aggregate value of $30,051, based on the average closing price per share on February 25, 2002 of $0.585, per the terms of the acquisition agreement.

In July 2003, Hefley Order Buying Company received additional consideration in compliance with an acquisition agreement of a cattle brokerage company. As part of this consideration, we issued 79,791 shares of our Class A common stock with an aggregate value of $100,467, based on the average closing price per share for the 20 business days immediately preceding August 31, 2001 of $1.2585, per the terms of the acquisition agreement.

In September 2003 and October 2003, we issued an aggregate of 60,000 shares of our Class A common stock to Investor Relations International as consideration for investor relations services.

On November 20, 2003, we issued 1,605,136 shares of our Class A common stock at $0.623 per share and warrants exercisable for 802,568 shares of our Class A common stock at an exercise price of $0.98 per share to The Biegert Family Trust for $1.0 million in cash. The warrants expire on November 21, 2008. These shares and the shares issuable upon exercise of the warrants were subsequently registered with the SEC, effective January 12, 2004.

On January 23, 2004, we issued 2,333,333 shares of our Class A common stock at $3.00 per share, additional investment rights exercisable for 830,508 shares of our Class A common stock at an exercise price of $3.00 per share and warrants exercisable for 830,508 shares of our Class A common stock at an exercise price of $3.6875 per share to Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust for $7.0 million in cash. The additional investment rights expired unexercised on July 13, 2004. The warrants were repriced to have an exercise price of $1.40 per share in January 2005. As part of this transaction, we also issued warrants exercisable for 163,333 shares of our Class A common stock at an exercise price of $3.73 to the placement agent as consideration for providing financial and advisory services. These shares and the shares issuable upon exercise of the warrants and additional investment rights were subsequently registered with the SEC, effective April 16, 2004.

On December 2, 2004, we issued 2,500,000 shares of our Class A common stock at $1.60 per share, additional investment rights exercisable for 1,250,000 shares of our Class A common stock at an exercise price of $1.60 per share and warrants exercisable for 875,000 shares of our Class A common stock at an exercise price of $2.00 per share to Steelhead Investments Ltd., Cranshire Capital LP and Omicron Master Trust for $4.0 million in cash. As part of this transaction, we also issued warrants exercisable for 150,000 shares of our Class A common stock at an exercise price of $2.30 per share to the placement agent as consideration for providing financial and advisory services. These shares and the shares issuable upon exercise of the warrants and additional investment rights were subsequently registered with the SEC, effective January 6, 2005. The investment rights are exercisable any time prior to the 180th trading day following the effectiveness of the registration statement.

On January 27, 2005, we issued 2,900,000 shares of our Class A common stock at $1.40 per share and warrants exercisable for 435,000 shares of our Class A common stock at an exercise price of $1.75 per share to Steelhead Investments Ltd., Cranshire Capital LP and Omicron Master Trust for $4.1 million in cash. We intend to file a registration statement for these shares and the shares issuable upon exercise of the warrants with the SEC in March 2005, following the filing of this Form 10-K.

We have used and will use the proceeds of each issuance of securities for cash, discussed above, for general corporate purposes.

All of the above referenced shares were issued pursuant to an exemption from registration provided in Section 4(2) of the Securities Act of 1933. The issuances were made without general solicitation or advertising. Each purchaser represented that he, she or it was acquiring without a view to distribute and was afforded an opportunity to review all documents and ask questions of our officers pertaining to matters they deemed material to an investment in our Class A common stock.

There have been no purchases of or plans to purchase our equity securities made by or on behalf of us during the three months ended December 31, 2004.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The financial information set forth below may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our Consolidated Financial Statements and Notes thereto, which are included in this report.

The following table summarizes our statement of operations data for the years indicated:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Revenue	$1,156	$927	$575	$849	$1,688
Cost of revenue	367	322	335	1,066	1,947
Gross profit (loss)	789	605	240	(217)	(259)
Operating expenses:
Selling, general & administrative	6,606	5,873	6,790	13,189	20,616
Technology & development	2,204	1,747	2,863	4,481	7,688
Impairment & related charges	—	—	2,008	12,829	2,491
Depreciation & amortization	1,806	2,433	3,737	4,841	3,336

Total operating expenses	10,616	10,053	15,398	35,340	34,131
Other (income) expense, net	(3,082)	373	3,105	1,149	(4,320)

Loss from continuing operations	$(6,745)	$(9,821)	$(18,263)	$(36,706)	$(30,070)

Loss from continuing operations per common share – basic and diluted	$(0.15)	$(0.25)	$(0.46)	$(1.00)	$(0.95)

Weighted average number of common shares outstanding – basic and diluted	44,341	39,101	39,409	36,592	31,687

The following table summarizes our balance sheet data for the dates indicated:

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Cash	$5,955	$1,553	$5,278	$8,934	$42,812
Total assets	10,004	7,158	14,059	68,698	148,552
Total indebtedness	—	519	512	10,572	1,537
Total stockholders’ equity	6,715	3,372	12,119	42,578	130,077

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a technology company providing individual-animal tracking, food-safety and database management services to the agricultural, foodservice and healthcare industries. We are developing a broad portfolio of innovative products including VerifEYE, Solo, CIS and HandScan contamination detection systems, for use in beef processing, and potentially in restaurants, hospitals, and retail food processors. Our agricultural products include CattleLog, a USDA-approved PVP providing individual animal data collection and reporting that enables livestock tracking, verification, and branding. We are structured into two business segments, FST and AIS.

Key Indicators of Financial Condition and Operating Performance

We believe that sales growth will be our best indicator of success. We believe that increased sales volume will be necessary to permit us to generate a self-sustaining cash flow from operations. The success of our business model depends on the broad acceptance of our technologies into markets that are just now developing as a result of the growing focus on food safety and assurance. We believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in our nation’s food supply. However, potential customers for our products historically have been very slow to change and reluctant to adopt new technologies and business practices. This means that before the industry will fully embrace our primary technologies, like VerifEYE and CattleLog, they likely will conduct a substantial amount of due diligence and testing to ensure that the technology not only performs but also delivers an acceptable rate of return on their investment. Potential factors that may speed up industry adoption of our primary technologies include a regulatory or economic mandate that forces industry adoption.

As noted in “How We Operate” key segments of the beef industry are currently experiencing poor market conditions, which could adversely effect sales of our products and services.

The following discussion of our financial condition and results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report.

Liquidity and Capital Resources

In January 2005, we completed a private equity placement of common stock and warrants, receiving $4.1 million in cash. Cash and cash equivalents as of February 28, 2005 were $8.7 million. Increases in sales of our products are expected to be the most important source of future cash flow. We expect that our existing cash balances, working capital and sales of our products and services will only be sufficient to meet our cash flow needs for the next twelve months. Unless we are able to generate significantly higher sales from our products and services in 2005, we will need to seek additional sources of liquidity and implement cost control measures. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to us. If we are unable to significantly grow our sales in the next 12 months or raise additional funds, our business may not ultimately be financially viable.

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

Sources and Uses of Cash

As of December 31, 2004, we had cash and cash equivalents totaling $6.0 million compared to $1.6 million at December 31, 2003. Our working capital balance as of December 31, 2004 was $5.3 million compared to $866,000 as of December 31, 2003. With the addition of the $4.1 million in private equity funding in January 2005, our cash and cash equivalents as of February 28, 2005 is $8.7 million and our working capital balance is $7.9 million.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $6.1 million in 2004, $5.9 million in 2003 and $3.0 million in 2002. In 2004, cash used in operating activities consisted primarily of net operating losses offset by changes in working capital. In 2003, cash used in operating activities consisted primarily of net operating losses offset by changes in working capital.

Net cash provided by (used in) investing activities was $(560,000) in 2004, $1.0 million in 2003 and $35,000 in 2002. Our investing activities in 2004 consisted primarily of capital expenditures of $830,000 offset by the collection of $200,000 in receivables due from related parties. Our investing activities in 2003 consisted primarily of capital expenditures of $1.2 million offset by the collection of $2.3 million in receivables due from related parties.

Net cash provided by (used in) financing activities was $11.1 million for 2004, $1.1 million for 2003 and $(10.5 million) in 2002. Our financing activities in 2004 consisted primarily of two private equity placements, which resulted in net proceeds of $10.2 million. In addition, we received $1.1 million in proceeds from the exercise of stock options. In 2003, our financing activities consisted primarily of a private equity placement, which resulted in proceeds of $1.0 million. In addition, we received $114,000 in proceeds from the exercise of stock options.

Our future working capital requirements will depend on a variety of factors including our successful implementation of our current business plan, the adoption and timely implementation of our products and our reduction of net cash outflow.

Commercial and Contractual Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2004, and the future periods in which such obligations are expected to be settled in cash (rounded):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Purchase orders	$82,000	$82,000	$—	$—	$—
Operating lease commitments	321,000	258,000	63,000	—	—
Obligations relating to advance payments from customers	2,502,000	1,083,000	1,419,000	—	—

Total contractual obligations	$2,905,000	$1,423,000	$1,482,000	$—	$—

General inflation has not had a significant impact on our business and it is not expected to have a major impact in the foreseeable future.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

Revenue increased to $1.2 million for the year ended December 31, 2004 from $927,000 for the year ended December 31, 2003. This increase is due primarily to lease revenues from two VerifEYE CIS units in the current year compared to lease revenues from one VerifEYE CIS unit for approximately three and one-half months in 2003 (contributed $584,000 in revenues in 2004 compared to $122,000 in 2003), as well as an increase in both CattleLog and electronic identification (“EID”) tag revenues in the current year (contributed $188,000 and $51,000 in revenues, respectively, in 2004 compared to $105,000 and $14,000, respectively, in 2003). These increases were offset by a decrease in revenues from the sale of VerifEYE Solo units (contributed $203,000 in revenues in 2004 compared to $491,000 in 2003) and a decrease in supply chain management consulting fees, due to the termination of a contract in July 2003, (contributed $0 in revenues in 2004 compared to $50,000 in 2003).

Cost of Revenue

Cost of revenue increased to $367,000 for the year ended December 31, 2004 from $322,000 for the year ended December 31, 2003. This increase is due principally to the increase in revenues in 2004 and the associated increases in direct costs. We generated a gross profit of $789,000 or 68% for the year ended December 31, 2004 compared to $605,000 or 65% for the year ended December 31, 2003. The increase in gross profit is due primarily to the increase in revenues and a reduction in indirect overhead costs in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12% to $6.6 million for the year ended December 31, 2004, from $5.9 million for the year ended December 31, 2003 reflecting increased professional fees and insurance costs offset in part by a reduction in expenses for salaries and wages. In addition, the current year includes provisions for obsolete inventory of $273,000, non-cash stock compensation expense of $360,000 incurred as the result of accelerating the vesting and extending the expiration date of stock options in accordance with separation agreements with two former officers of the Company and a non-cash expense of $60,000 due to the issuance of restricted stock as consideration for consulting services.

Technology and Development

Our technology and development expenses increased 26% to $2.2 million for the year ended December 31, 2004, from $1.7 million for the year ended December 31, 2003, reflecting an increase in development costs for a prototype unit for HandScan, our hand hygiene product, and other derivative VerifEYE products. As we continue to expand VerifEYE derivative products, such as HandScan, these costs are expected to increase.

Depreciation and Amortization

Depreciation and amortization expense decreased 26% to $1.8 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. The decrease is primarily due to an increase in the portion of property, plant and equipment that was fully depreciated during 2004.

Other Income and Expense

Interest and other income, net increased to $351,000 for the year ended December 31, 2004 from $68,000 for the year ended December 31, 2003. Other income for the current year consisted of interest income of $47,000 and miscellaneous income consisting of a $306,000 gain due to the favorable settlement of a capital lease obligation and the receipt of $93,000 in royalty payments from the AMIRIS technology license, offset in part by miscellaneous rental expense of $99,000. Income for the year ended December 31, 2003, consisted of interest income of $46,000 and the receipt of $26,000 in royalty payments from the AMIRIS technology license and miscellaneous income from various sources of $60,000, offset in part by miscellaneous expense of approximately $34,000 related to the settlement of disputed consulting fees incurred in a prior period and the associated arbitration fees and miscellaneous rental expense of $30,000.

Interest expense decreased to $19,000 for the year ended December 31, 2004 from $21,000 for the year ended December 31, 2003. This decrease is due primarily to the settlement of our capital lease obligation during the first quarter of 2004.

Net decrease in fair value of common stock warrants and additional investment rights of $2.8 million for 2004 represents the net decrease in fair value of the warrants and the additional investment rights that we issued in connection with our January 2004 private equity financing from the transaction date of January 22, 2004 through December 30, 2004 of $1.6 million and $1.3 million, respectively, and the net increase in fair value of the warrants issued in our November 2003 private equity financing from December 31, 2003 to December 30, 2004, of $94,000. The increase in fair value of common stock warrants of $423,000 for 2003 represents the increase in the estimated fair value of the warrants that we issued in connection with our private equity financing from the transaction date of November 20, 2003 through December 31, 2003. These transactions are more fully described in note 11 to the consolidated financial statements.

Effective December 31, 2004, the registration rights agreements for both the November 2003 and January 2004 private equity financings were amended to clarify that we are not liable for liquidated damages with respect to the warrant shares. Under EITF 00-19, this amendment changed the accounting for the warrant shares, which were reclassified to stockholders’ equity on December 31, 2004, after the change in their fair value was determined as of December 30, 2004 and the net decrease in fair value of the warrants was included in net decrease in fair value of common stock warrants and additional investment rights in the consolidated statement of operations.

Due to losses incurred, we did not recognize income tax expense for the years ended December 31, 2004 and 2003. As of December 31, 2004, we had approximately $205.0 million of federal income tax loss carry forwards that can be used to offset future taxable income. Our tax loss carry forwards begin to expire in 2012 and we are not currently aware of any limitation on our ability to offset future taxable income. Utilization of net operating losses and tax credit carryforwards may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

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

The assets sold included only property and equipment. All associated goodwill was reduced to zero. There were no liabilities in the disposal group. The revenue and pretax gain (loss) related to assets sold or disposed amounted to:

	Years ended December 31,
	2004	2003
Revenue	$—	$19,600
Pretax gain (loss)	$(27,000)	$94,000

The loss from discontinued operations in the year ended December 31, 2004 includes the payment of legal expenses relating to previously closed cattle operations and the write-down to fair market value of assets held for sale, partially offset by the collection of receivables, previously considered uncollectible.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

Revenue increased to $927,000 for the year ended December 31, 2003 from $575,000 for the year ended December 31, 2002. This increase is due primarily to an increase in revenues from the sale of VerifEYE Solo units and the introduction of revenues from the lease of a VerifEYE CIS unit for the period from September 15, 2003 through December 31, 2003. This increase is partially offset by a change in marketing strategy for EID tags in the second quarter of 2002 (contributed $111,000 in revenues in 2002 compared to $14,000 in 2003), the nonrenewal of a feedyard data management service contract in the first quarter of 2002 (contributed $37,500 in 2002 compared to $0 in 2003) and the discontinuation of the sale of web advertising at the end of 2002 (contributed $110,000 in 2002 compared to $0 in 2003).

Cost of Revenue

Cost of revenue decreased to $322,000 for the year ended December 31, 2003 from $335,000 for the year ended December 31, 2002. This decrease is due principally to the reduction in costs for EID tags from the prior year, which contributed costs of approximately $91,000 during the year ended December 31, 2002 compared to $11,000 for the year ended December 31, 2003. In addition, indirect overhead costs, such as support personnel, facilities costs, telecommunication charges and material purchases were reduced by approximately $146,000 in the current year. These decreases in cost of revenues were offset by the costs associated with the sale of VerifEYE Solo units and depreciation on the VerifEYE CIS unit in 2003. We generated gross profits of $605,000 and $240,000 for the years ended December 31, 2003 and 2002, respectively. The increase in gross profit is due primarily to the increase in both VerifEYE Solo and VerifEYE CIS revenues, which consist of higher margin technology products and a decrease in sales of EID tags, which typically generate lower profit margins, as well as the decrease in indirect overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 14% to $5.9 million for the year ended December 31, 2003, from $6.8 million for the year ended December 31, 2002. The decrease in selling, general and administrative expenses was primarily associated with the cost savings initiatives that have been implemented over the last two years and include decreases in salaries and wages, communications, travel, advertising and media expenses.

Technology and Development

Our technology and development expenses decreased 39% to $1.7 million for the year ended December 31, 2003, from $2.9 million for the year ended December 31, 2002. This decrease was primarily associated with the reduction of workforce and decreases in consulting, materials and supplies and facilities expenses. Furthermore, the Company had fewer products under development and products such as CattleLog, our exclusive individual-animal data collection and reporting system and VerifEYE Solo, were essentially complete.

Impairment, Restructuring and Related Charges

The impairment, restructuring and related charges incurred in the year ended December 31, 2002, consist of $319,000 in severance and related outplacement benefits for 16 employees who were terminated during the second quarter of 2002, $84,000 in other closure, employee and professional costs, an impairment charge of $812,000 to write-down to fair value the capitalized software expenses incurred to establish our interactive website, which was replaced with a less expensive website design, an impairment of $44,000 to write-off the unamortized goodwill associated with our acquisition of Cyberstockyard, Inc. and $748,000 to write-off the unamortized goodwill associated with our acquisition of PCC.

Depreciation and amortization

Depreciation and amortization expense decreased 35% to $2.4 million for the year ended December 31, 2003 from $3.7 million for the year ended December 31, 2002. The decrease is primarily due to the disposal of approximately $459,000 of property, plant and equipment and non-cash impairment of approximately $812,000 of property, plant and equipment during the last three quarters of 2002.

Other Income and Expense

Interest and other income, net decreased to $68,000 for the year ended December 31, 2003, from $1.6 million for the year ended December 31, 2002. This decrease was primarily due to a decrease in miscellaneous income in 2003 to $59,000 from $1.4 million in 2002, relating primarily to the settlement of certain consulting and litigation fees, which had been previously accrued. In addition, interest income for the year ended December 31, 2003, decreased to $46,000 from $217,000 in the year ended December 31, 2002, generated principally by notes receivable from related parties outstanding in 2002. This income was offset in 2003 by miscellaneous expenses from several sources of $35,000.

Interest expense decreased to $21,000 for the year ended December 31, 2003 from $448,000 for the year ended December 31, 2002. This decrease is due primarily to the termination of the line of credit on May 1, 2002.

The increase in fair value of common stock warrants represents the increase in the estimated fair value of the warrants that we issued in connection with our private equity financing from the transaction date of November 20, 2003 through December 31, 2003. This transaction is described more fully in note 11 to the consolidated financial statements.

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

Due to the losses incurred, we did not recognize income tax expense for the years ended December 31, 2003 and 2002. As of December 31, 2003, we had approximately $197.4 million of federal income tax loss carry forwards that can be used to offset future taxable income.

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

The assets sold included only property and equipment. All associated goodwill was reduced to zero. There were no liabilities in the disposal group. The impairment loss, revenue and pretax gain (loss) related to assets sold or disposed amounted to:

	Years ended December 31,
	2003	2002
Impairment loss	$—	$8,774,000
Revenue	$19,600	$466,708,000
Pretax gain (loss)	$94,000	$(11,204,000)

The gain from discontinued operations in the year ended December 31, 2003 relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

Quarterly Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the quarters ended March 31, June 30, September 30, and December 31, 2004, and March 31, June 30, September 30, and December 31, 2003. The information for each quarter has been prepared on substantially the same basis as the audited financial statements included in other parts of this report and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not necessarily indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.

	Three Months Ended
	Mar. 31, 2004	Jun. 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2003	Jun. 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$174	$212	$301	$468	$161	$323	$254	$188
Cost of revenue	67	63	79	158	74	89	76	82

Gross profit	107	149	222	310	87	234	178	106

Operating expenses	2,641	3,116	2,537	2,322	2,753	2,481	2,481	2,338
Other (income) expense, net	(2,482)	(170)	(1,605)	1,175	19	6	—	347

Loss from continuing operations	$(52)	$(2,797)	$(710)	$(3,187)	$(2,685)	$(2,253)	$(2,304)	$(2,579)

Loss from continuing operations per common share – basic and diluted	$(0.00)	$(0.06)	$(0.02)	$(0.07)	$(0.07)	$(0.06)	$(0.06)	$(0.06)

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our consolidated financial statements.

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the most critical accounting principles upon which the Company’s financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.

The most critical accounting principles identified relate to:

•	revenue recognition;

•	accounting for obligations and instruments potentially to be settled in our stock; and

•	long lived assets.

These critical accounting policies and our other significant accounting policies are further disclosed in note 2 to our consolidated financial statements elsewhere in this report.

Revenue Recognition

Revenues from the sale of all AIS products and services are recognized as products are shipped or services are provided.

We recognize revenues from the sale of hand-held VerifEYE Solo units using the revenue recognition principles of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” These principles provide that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangements meet the following criteria:

•	The delivered item(s) has value to the customer on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

In addition, these principles provide that arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The amount allocated to the delivered item(s) is limited to that amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. Finally, these principles provide that applicable revenue recognition criteria should be considered separately for separate units of accounting. Solo sales are reviewed by management to determine the separate units of accounting and the allocation of revenues among these units of accounting. Revenue allocated to each unit of accounting is recognized as products are shipped or services are provided.

We also follow the revenue recognition principles of SFAS No. 48, “Revenue Recognition When Right of Return Exists.” When we sell products and give the buyer the right to return the product, revenue from the sales transactions are recognized at the time of the sale only if all of the specified conditions have been met. Sales revenue and cost of sales that are not recognized at the time of the sale because the specified conditions have not been met are recognized either when the return privilege has substantially expired or if those conditions are subsequently met, whichever occurs first.

Revenues from operating leases of VerifEYE CIS units are reported on a straight-line basis over the life of the lease.

Accounting for Obligations and Instruments Potentially to be Settled in the Company’s Stock

We account for obligations and instruments potentially to be settled in our stock in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock.

Under EITF 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

•	Contracts that require physical settlement or net-share settlement; and

•	Contracts that give an issuer a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

•	Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

•	Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

On November 20, 2003, we issued 1,605,136 shares of common stock to The Biegert Family Irrevocable Trust in a private placement transaction (the “Biegert Transaction”) for $0.623 per share, receiving proceeds of $1.0 million. In connection with the transaction, we issued warrants to purchase 802,568 shares of the Company’s common stock, at an exercise price of $0.98 per share. The warrants were exercisable immediately and expire November 21, 2008. The $1.0 million of proceeds were allocated to the common stock and warrants based on their relative fair values.

On January 23, 2004, we issued 2,333,333 shares of common stock to a group of investors in a private placement transaction (the “Sage Transaction”) for $3.00 per share, receiving gross proceeds of $7.0 million. In connection with the transaction, we issued warrants to purchase 830,508 shares of our common stock and additional investment rights to purchase 830,508 shares of our common stock. The exercise price of the additional investment rights was $3.00 per share and these rights expired unexercised on July 13, 2004. The exercise price of the warrants was $3.6875 per share at time of issuance and was repriced to $1.40 per share in January 2005. The warrants were exercisable immediately and expire on January 23, 2009. The $6.5 million of net proceeds were allocated to the common stock, warrants and additional investment rights based on their relative fair values.

In accordance with EITF 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The registration rights agreements for both the Biegert Transaction and the Sage Transaction provided that if the registration statements for the warrants and additional investment rights did not remain effective, it is possible we would be required to make cash payments, as liquidated damages. In accordance with EITF 00-19, the fair values of the warrants and the additional investment rights were accounted for as a liability, and subsequent changes in their fair value are reflected in the consolidated statement of operations.

Effective December 31, 2004, the registration rights agreements for both the Biegert Transaction and the Sage Transaction were amended and we are no longer liable for liquidated damages with respect to the warrant shares. Under EITF 00-19, this amendment changed the classification of the warrants from a liability to permanent equity for the warrant shares, which were reclassified to additional paid-in capital on December 31, 2004, after the change in their fair value was determined as of December 30, 2004.

Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” This statement addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.

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

FACTORS AFFECTING OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will” and words of similar meaning. These statements include statements regarding, among other things, our product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop “brand” awareness and market acceptance of our products and services. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements, including the acceptance by our customers of our products and services, our ability to grow revenue, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation and other factors. Other factors that may cause such a difference include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Factors Affecting Our Business, Financial Condition and Results of Operation,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

We obtained the market and competitive position data used throughout this report from our own research, surveys or studies conducted by third parties, industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data, and we do not make any representations as to the accuracy of such information. Similarly, we believe our internal research is reliable, but it has not been verified by independent sources.

In addition to the other information included in this report and our other public filings and releases, the following factors should be considered when evaluating our business, financial condition, results of operations and prospects:

We have a history of net losses and negative cash flows from operations and expect to continue to incur net losses and negative cash flows from operations for at least the next year. If we continue to incur net losses and negative cash flows from operations, our business may not ultimately be financially viable.

We have incurred significant net losses since inception. We reported a net loss of $6.8 million for the year ended December 31, 2004, or 586% of total revenue, and a net loss of $9.7 million for the year ended December 31, 2003, or 1049% of total revenue. As of December 31, 2004, we had accumulated net losses totaling $205.0 million. Our revenue may not grow as anticipated and, as a result, our financial condition and results of our operations may be harmed and our business may not be financially viable in the future.

To achieve profitability and improve cash flow from operations, we must successfully address the following risks while maintaining or growing our profit margins:

•	adverse market conditions existing within segments of the U.S. beef industry;

•	lack of wide-scale commercial acceptance of our products and services;

•	lack of wide-scale sales and distribution channels for our products and services;

•	failure to introduce new products and services;

•	inability to respond promptly to competitive and industry developments;

•	failure to achieve brand recognition; and

•	failure to upgrade and enhance our technologies to accommodate expanded product and service offerings and increased customer demand.

Although we have recently raised $8.1 million of equity capital to support operations, if we are unable to significantly grow the sales of our products and services in the next 12 months, we will need to either raise debt or equity capital and further reduce operating costs to maintain a sufficient cash balance. We expect cash balances will be sufficient to operate throughout fiscal 2005. Should we find it necessary to raise additional funds, we may find that such funds are either not available or are available only on terms that are unattractive due to cost or dilution of existing shareholders’ interest, or both. In the event that we find it necessary to raise additional funds to sustain operations and we are unable to do so, our business may not ultimately be financially viable.

If we are unable to successfully address any of these risks, our business, results of operations and financial condition is likely to be adversely effected.

If our products do not achieve broad market acceptance, our business may not ultimately be successful.

We believe that broad market acceptance, reflected in increased sales volume, will be necessary to permit us to generate a self-sustaining cash flow from operations. The success of our business model depends on the broad acceptance of our technologies into markets that are just now developing as a result of the growing focus on food safety and assurance. Furthermore, some of our primary target segments within the U.S. beef industry are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide scale basis, would have a significant impact on improving the safety, quality and confidence in our nation’s food supply, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices. This means that before our target customers will fully embrace technology like VerifEYE and CattleLog, there will be a substantial amount of due diligence and testing to ensure that the technology not only performs but also delivers an acceptable rate of return on investment. If our target markets do not have the financial resources to purchase our product or do not complete their due diligence and testing and, ultimately, adopt our products, in a timely basis, our business will be harmed.

Any significant defect in our products could cause us to lose revenue and expose us to product liability claims.

The products we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain errors or defects, especially when first introduced. These errors and defects could cause damage to our reputation, loss of revenue, product returns, order cancellations or lack of market acceptance for our products. We have in the past and may in the future need to issue corrective releases of our products to fix these errors or defects.

Our agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in our agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, which could be substantial. In addition, our insurance against product liability may not be adequate to cover a potential claim.

Our two business segments are difficult to evaluate because they have a limited operating history.

Although we were formed in 1994, our current product and service offerings have a very limited operating history. If we are unable to expand the market for the products and services of both our FST segment and our AIS segment, or if any of our products are not adopted by our target customers or do not perform as we expect them to, our results of operations and prospects will be materially and adversely impacted.

Our business may be harmed by competitors.

We may face competition from companies that may develop competing technologies or services. Because the market for beef production consists primarily of a number of large producers, it is possible that these competing technologies or services will be created by companies with significantly greater resources than ours. In the event we are unable to effectively compete with these potential new technologies or services, our results of operations may be materially and adversely impacted.

Our ability to develop new products is uncertain and our products may not develop as we anticipate.

The outcome of the lengthy and complex process of developing new products is inherently uncertain. Prospective products, such as derivative products relating to our existing meat inspection system, require time and resources to develop, may not ultimately be commercially viable, may not achieve commercial acceptance in the marketplace and may fail to receive regulatory approval, if required. In addition, new products by competitors could adversely affect the realization of products that are commercially successful.

If we are unable to protect our intellectual property rights, our business and competitive position will be harmed.

Proprietary rights are important to our success and our competitive position. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark law and confidentiality agreements with third parties. We cannot guarantee that any of our pending patent or trademark applications will be approved. Even if they are approved, the patents or trademarks may be challenged by other parties, infringed upon or invalidated. Because brand recognition is an important component of our business strategy, the protection of our trademarks is critical to our success. In addition, we depend upon our proprietary database of industry and client information to provide our clients with our information services. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and technology or obtain access to our confidential proprietary database. Other parties may also breach confidentiality agreements and other protective contracts. We may not become aware of these breaches or have adequate remedies available. In addition, effective copyright, patent and trademark protection may be unavailable in certain countries to which we might expand our operations.

We are also reliant on our exclusive licensing agreement with Iowa State University and the Agricultural Research Service. If we breach this agreement, our rights to the technology incorporated into our food safety products could be limited or eliminated, which would have a material adverse effect on our results of operations.

In technology markets, there is generally frequent and substantial intellectual property litigation. We may be subject to legal proceedings and claims, including claims that we infringe third-party proprietary rights. There can be no assurance that third parties will not assert patent, copyright or other infringement claims against us that could prevent us from manufacturing and commercializing our products or services in the United States and abroad. There also can be no assurance that former employers of our present and future employees will not claim that our employees have improperly disclosed confidential or proprietary information to us. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our personnel.

We expect our operating results to fluctuate. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock could decline.

We expect that our revenue and operating results will vary in the future as a result of a number of factors. Our results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our operating results in the future may not follow any prior trends and should not be relied upon as an indication of future results. The factors that affect our operating results include:

•	our ability to generate revenues and profits in our two business segments;

•	our ability to retain existing customers and attract new customers;

•	our ability to develop and market new and enhanced products and services on a timely basis;

•	the introduction of new or enhanced products and services by us;

•	continued purchases by our existing customers; and

•	our ability to manage our costs.

In addition, a number of factors that are beyond our control will also affect our operating results, such as:

•	demand for our products and services;

•	product and price competition;

•	the introduction of new or enhanced products and services by our competitors; and

•	significant downturns in our targeted markets, such as the recent significant reduction in U. S. beef exports caused by public health concerns.

We depend on certain key personnel, and the loss of any key personnel may seriously harm our business.

Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled employees involved in the design and manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could harm our business.

Safeguard Scientifics, Inc. controls a substantial portion of our stock and may influence our affairs or the price of shares of our Class A common stock.

As of March 10, 2005, Safeguard owns and has the power to vote or dispose of approximately 15% of our outstanding Class A common stock. Safeguard, therefore, may have the ability to significantly influence matters requiring stockholder approval, such as our ability to merge or sell substantially all of our assets. In addition, if Safeguard were to elect to sell a significant number of shares of our Class A common stock at one time or over a short period of time, this could cause a significant decline in the price per share of our Class A common stock.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We held no derivative securities as of December 31, 2004. Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. As of December 31, 2004, our investments consisted of one $75,000 certificate of deposit with a remaining maturity of 5 months. Due to the small size, and conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate by reference the supplementary financial information in Item 7 of this report under “Quarterly Results of Operations.” We incorporate by reference the consolidated financial statements of the Company beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, except as described below, our disclosure controls and procedures were effective as of December 31, 2004. There was no change in our internal control over financial reporting during the fourth quarter of 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the first quarter of 2005, in connection with the audit of our financial statements for the year ended December 31, 2004, our independent registered public accounting firm informed us and our Audit Committee that it had identified a material weakness in our internal controls over financial reporting. The material weakness related to the Company’s failure to review two contracts on a timely basis, in accordance with the policy we had in place at the time. Our independent registered public accounting firm and management discussed the weakness with our Audit Committee. While we believe that we had an adequate policy in place at the time, we agreed with our independent registered public accounting firm that implementation of policies to enhance controls in this area should be made. In order to remediate this matter, management and the Audit Committee have taken steps to enhance financial management’s monitoring and review activity for all contracts entered into by us, in order to properly determine the financial impact of contractual terms on a timely basis.

We believe the above measures have appropriately addressed the matter identified by our independent registered public accounting firm as a material weakness. Management and our Audit Committee will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” and “Summary Compensation Table” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 19, 2005, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the captions “Executive Compensation” and “Summary Compensation Table” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 19, 2005, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 19, 2005, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The information presented under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans” in Part II of this form is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 19, 2005, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information contained under the caption “Principal Accounting Fees and Services” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 19, 2005, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with this Form 10-K Report

(1)	The Consolidated Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:

(2)	Exhibits

Exhibit Number	Description	Reference

3.1	Second Amended and Restated Certificate of Incorporation of eMerge Interactive (Exhibit 3.1)	(1)

3.2	Amended and Restated Bylaws of eMerge Interactive (Exhibit 3.2)	(1)
3.3	First Certificate of Correction Filed to Correct a Certain Error in the Second Amended and Restated Certificate of Incorporation of eMerge Interactive, Inc.	*

3.4	Second Certificate of Correction Filed to Correct a Certain Error in the Second Amended and Restated Certificate of Incorporation of eMerge Interactive, Inc.	*

10.1	Amended and Restated 1996 Equity Compensation Plan (Exhibit 10.1)	(1)

10.3	Registration Rights Agreement dated July 18, 1997 (Exhibit 10.17)	(1)

10.4	Stockholders Agreement dated July 29, 1998 among eMerge Interactive, and individuals designated as the former shareholders of STS Agriventures, Ltd. (Exhibit 10.8)	(1)

10.5	Stockholders’ and Registration Rights Agreement dated February 24, 1999 (Exhibit 10.19)	(1)

10.6	Joinder and Correction to Stockholders and Registration Rights Agreement dated March 29, 1999 (Exhibit 10.20)

10.7	Preferred Stock Purchase Agreement dated April 1, 1999 (Series C Preferred Stock) (Exhibit 10.15)	(1)

10.8	Exclusive License Agreement between Iowa State University Research Foundation, Inc., and eMerge dated August 3, 1999 (Exhibit 10.33)	(1)

10.9	Cooperative Research and development Agreement between USDA’s Agricultural Research Service, eMerge and Iowa State University of Science and Technology concerning Methods for Detecting Fecal and Ingesta Contamination on Meat dated August 4, 1999 (Exhibit 10.32)	(1)

10.10	Toll Processing Agreement dated August 16, 1999 between eMerge Interactive and ADM Animal Health & Nutrition, a division of Archer-Daniels-Midland Company (Exhibit 10.28)	(1)

10.11	Securities Purchase Agreement dated October 27, 1999 between eMerge Interactive Technologies, LLC and Internet Capital Group, Inc. (Exhibit 10.30)	(1)

10.12	Equipment and Technology License Agreement by and between Excel Corporation and eMerge Interactive, Inc. (Exhibit 10.45)	(2)

10.13	Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.46)	(2)

10.14	Real Property Lease between XL Realty, Corp. and eMerge Interactive, Inc. dated April 1, 2003 (Exhibit 10.57)	(3)

10.15	Securities Purchase Agreement, effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.1)	(4)

10.16	Registration Rights Agreement effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.2)	(4)

10.17	Common Stock Purchase Warrant effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.3)	(4)

Exhibit Number	Description	Reference

10.18	Securities Purchase Agreement effective as of January 22, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.5)	(5)

10.19	Form of Common Stock Purchase Additional Investment Right effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.7)	(5)
10.20	Registration Rights Agreement effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.8)	(5)
10.21	Form of Common Stock Purchase Warrant effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust. (Exhibit 10.6)	(5)

10.22	Equipment Lease Agreement dated November 21, 2003 by and between Excel Corporation and eMerge Interactive, Inc. (Exhibit 10.51)	(6)

10.23	Securities Purchase Agreement, dated as of November 22, 2004, by and among eMerge Interactive, Inc. and the investor parties thereto (Exhibit 10.1)	(7)

10.24	Form of Warrant, dated as of December 2, 2004, issued by eMerge Interactive Inc. to each of Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.2)	(8)

10.25	Form of Additional Investment Right, dated as of December 2, 2004, issued by eMerge Interactive, Inc. to each of Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.3)	(8)

10.26	Registration Rights Agreement, dated as of December 2, 2004, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.4)	(8)

10.27	Warrant, dated as of December 2, 2004, issued by eMerge Interactive, Inc. to Roth Capital Partners, LLC (Exhibit 10.5)	(8)

10.28	Securities Purchase Agreement, dated as of January 12, 2005, by and among eMerge Interactive, Inc. and the investor parties thereto (Exhibit 10.1)	(9)

10.29	Form of Warrant, dated as of January 27, 2005, issued by eMerge Interactive, Inc. to each of Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.2)	(10)

10.30	Registration Rights Agreement, dated as of January 27, 2005, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.3)	(10)

10.31	Amendment to Warrants, dated as of January 27, 2005, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.4)	(10)

10.32	Amendment to Additional Investment Rights, dated as of January 27, 2005, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.5)	(10)

23.1	Consent of Independent Registered Public Accounting Firm	*

31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Exhibit Number	Description	Reference

31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Robert E. Drury Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-1 (No. 333-89815), filed with the Commission.
(2)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2002, filed with the Commission.
(3)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended March 31, 2003.
(4)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-111446), filed with the Commission on December 22, 2003.
(5)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-113082), filed with the Commission on February 25, 2004.
(6)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2003, filed with the Commission.
(7)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated November 22, 2004, filed with the Commission.
(8)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated December 2, 2004, filed with the Commission.
(9)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated January 12, 2005, filed with the Commission.
(10)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated January 27, 2005, filed with the Commission.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2005

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

Name	Capacity	Date

/s/ DAVID C. WARREN David C. Warren	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2005

/s/ ROBERT E. DRURY Robert E. Drury	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2005

/s/ JOHN C. BELKNAP John C. Belknap	Chairman of the Board	March 24, 2005

/s/ JOHN C. FOLTZ John C. Foltz	Director	March 24, 2005

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	March 24, 2005

/s/ ROBERT S. SPENCER Robert S. Spencer	Director	March 24, 2005

/s/ WESLEY W. WATKINS Wesley W. Watkins	Director	March 24, 2005

eMERGE INTERACTIVE, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

(With Independent Registered Public Accounting Firm Report Thereon)

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eMerge Interactive, Inc. and subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Orlando, Florida

February 18, 2005, except as

to note 22, which is as of

March 9, 2005

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,954,976	$1,553,394
Trade accounts receivable, less allowance for doubtful accounts of $360,362 in 2004 and $371,876 in 2003	244,766	91,295
Inventories	381,076	568,064
Prepaid expenses and other assets	610,201	555,904
Due from related parties	—	194,551
Assets held for sale	—	87,000

Total current assets	7,191,019	3,050,208
Property, plant and equipment, net	2,355,587	3,758,919
Food safety systems installed at customers, net	457,327	273,203
Other assets	—	76,080

Total assets	$10,003,933	$7,158,410

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$—	$519,278
Accounts payable	336,146	744,796
Accrued liabilities:
Salaries and benefits	184,363	258,210
Legal and professional	214,184	122,874
Other	51,172	149,276
Advance payments from customers	1,083,508	389,796

Total current liabilities	1,869,373	2,184,230
Advance payment from customers – long term	1,419,120	615,409
Common stock warrants	—	986,853

Total liabilities	3,288,493	3,786,492

Stockholders’ equity:
Common stock, $0.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 48,648,760 and 36,447,881 shares in 2004 and 2003, respectively; outstanding 47,404,905 and 35,204,026 shares in 2004 and 2003, respectively	389,191	291,583
Class B common stock, designated 7,288,890 shares, 0 shares issued and outstanding in 2004 and 5,694,445 shares issued and outstanding in 2003	—	45,556
Additional paid-in capital	211,755,546	201,691,962
Accumulated deficit	(205,001,260)	(198,229,146)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)

Total stockholders’ equity	6,715,440	3,371,918

Total liabilities and stockholders’ equity	$10,003,933	$7,158,410

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenue	$1,156,019	$926,838	$574,922
Cost of revenue	367,229	321,664	335,111

Gross profit	788,790	605,174	239,811

Operating expenses:
Selling, general and administrative	6,605,865	5,873,471	6,790,259
Technology and development	2,204,051	1,747,015	2,862,818
Impairment, restructuring and related charges	—	—	2,007,373
Depreciation and amortization	1,806,076	2,433,048	3,737,373

Total operating expenses	10,615,992	10,053,534	15,397,823

Operating loss	(9,827,202)	(9,448,360)	(15,158,012)

Interest and other income, net	351,227	67,703	1,597,888
Interest expense	(19,285)	(21,103)	(448,168)
Gain (loss) on disposal of assets	(46,375)	4,492	(28,833)
Decrease (increase) in fair value of common stock warrants, net	2,796,585	(423,840)	—
Loss on early extinguishment of debt	—	—	(1,831,672)
Equity in operations of unconsolidated investee	—	—	4,066
Impairment of investment in unconsolidated investee	—	—	(2,398,936)
Gain on sale of unconsolidated investee	—	—	446

Loss from continuing operations before income taxes	(6,745,050)	(9,821,108)	(18,263,221)
Income tax expense (benefit)	—	—	—

Loss from continuing operations	(6,745,050)	(9,821,108)	(18,263,221)
Discontinued operations:
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2004, 2003 and 2002	(27,064)	94,363	(11,204,043)
Loss on disposition of discontinued cattle operations, net of income taxes of $0 in 2002	—	—	(1,294,397)
Minority interest	—	—	187,573

Net loss	$(6,772,114)	$(9,726,745)	$(30,574,088)

Loss from continuing operations per common share—basic and diluted	$(0.15)	$(0.25)	$(0.46)

Net loss per common share—basic and diluted	$(0.15)	$(0.25)	$(0.78)

Weighted average number of common shares outstanding—basic and diluted	44,341,257	39,100,605	39,409,429

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

December 31, 2004, 2003 and 2002

	Common stock Class A		Common stock Class B		Additional paid-in capital	Accumulated deficit	Treasury stock	Unearned compensation	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2001	33,939,725	$271,517	5,694,445	$45,556	$200,231,953	$(157,928,313)	$—	$(43,104)	$42,577,609
Issuance of 390,122 shares of Class A common stock in connection with business combinations	390,122	3,121	—	—	526,930	—	—	—	530,051
Receipt of 1,243,855 shares of Class A common stock in connection with discontinued operations	(1,243,855)	—	—	—	—	—	(428,037)	—	(428,037)
Amortization of unearned compensation	—	—	—	—	(29,307)	—	—	42,995	13,688
Net loss	—	—	—	—	—	(30,574,088)	—	—	(30,574,088)

Balances at December 31, 2002	33,085,992	$274,638	5,694,445	$45,556	$200,729,576	$(188,502,401)	$(428,037)	$(109)	$12,119,223
Exercise of common stock options for cash	373,107	2,985	—	—	294,283	—	—	—	297,268
Issuance of 79,791 shares of Class A common stock in connection with business combinations	79,791	639	—	—	99,829	—	—	—	100,468
Issuance of 60,000 shares of Class A common stock for services	60,000	480	—	—	59,820	—	—	—	60,300
Issuance of 1,605,136 shares of Class A common stock for cash	1,605,136	12,841	—	—	424,146	—	—	—	436,987
Compensation associated with stock option modification	—	—	—	—	84,308	—	—	—	84,308
Amortization of unearned compensation	—	—	—	—	—	—	—	109	109
Net loss	—	—	—	—	—	(9,726,745)	—	—	(9,726,745)

Balances at December 31, 2003	35,204,026	$291,583	5,694,445	$45,556	$201,691,962	$(198,229,146)	$(428,037)	$—	$3,371,918
Exercise of common stock options for cash	1,575,501	12,604	—	—	1,288,627	—	—	—	1,301,231
Issuance of 2,333,333 shares of Class A common stock for cash, net of issuance costs	2,333,333	18,667	—	—	2,565,282	—	—	—	2,583,949
Issuance of 2,500,000 shares of Class A common stock for cash, net of issuance costs	2,500,000	20,000	—	—	3,639,076	—	—	—	3,659,076
Conversion of Class B common stock to Class A common stock	5,694,445	45,556	(5,694,445)	(45,556)	—	—	—	—	—
Cashless exercise of warrants	53,964	432	—	—	(432)	—	—	—	—
Compensation associated with stock option modification	—	—	—	—	360,063	—	—	—	360,063
Issuance of 43,636 shares of Class A common stock for services	43,636	349	—	—	59,651	—	—	—	60,000
Reclass of common stock warrants to equity	—	—	—	—	2,151,317	—	—	—	2,151,317
Net loss	—	—	—	—	—	(6,772,114)	—	—	(6,772,114)

Balances at December 31, 2004	47,404,905	$389,191	—	$—	$211,755,546	$(205,001,260)	$(428,037)	$—	$6,715,440

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(6,772,114)	$(9,726,745)	$(30,574,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of deferred debt issue costs	—	—	1,358,125
Depreciation and amortization	1,906,570	2,454,989	3,737,373
(Gain) loss on disposal of assets	53,429	(4,492)	34,292
Impairment of assets held and used	—	—	3,427,445
Impairment of assets held for sale	21,192	—	7,077,944
Equity in operations of unconsolidated investee	—	—	(4,066)
Impairment of investment in unconsolidated investee	—	—	2,398,935
Noncash compensation	360,063	84,308	—
Amortization of unearned compensation	—	109	13,688
Issuance of common stock for services	60,000	60,300	—
Provision for inventory obsolescence	272,755	—	—
Increase (decrease) in fair value of common stock warrants	(2,796,585)	423,840	—
Gain on settlement of contract	(305,719)	—	—
Change in fair value of financial instruments	—	—	(66,899)
Minority interest	—	—	(136,447)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(153,471)	235,580	12,361,251
Inventories	(85,767)	(531,636)	6,836,887
Prepaid expenses and other assets	213,551	112,147	2,678,832
Restricted cash	—	—	1,505,000
Due from related parties, net	(5,449)	44,895	(107,394)
Accounts payable and accrued liabilities	(404,247)	56,182	(13,279,924)
Advance payments from customers	1,497,423	903,705	(291,067)

Net cash used in operating activities	(6,138,369)	(5,886,818)	(3,030,113)

Cash flows from investing activities:
Purchases of property and equipment	(829,635)	(1,161,606)	(569,080)
Proceeds from sale of property, plant and equipment	10,810	26,498	44,388
Purchase of certificate of deposit	—	(76,080)	—
Additions to receivables due from related parties	—	—	(1,998,811)
Collection of receivables due from related parties	200,000	2,259,258	200,000
Proceeds from sale of assets held for sale	59,239	—	2,723,550
Proceeds from sale of investment in Turnkey Computer Systems, Inc.	—	—	322,000
Business combinations, net of cash acquired	—	—	(687,500)

Net cash (used in) provided by investing activities	(559,586)	1,048,070	34,547

Cash flows from financing activities:
Net proceeds from private equity placements	10,204,074	1,000,000	—
Net proceeds from issuance of common stock	1,109,463	113,693	—
Payments on capital lease obligations	(214,000)	—	(391,223)
Net payments on line of credit	—	—	(9,658,062)
Capital contributed by lessee/operator in lessee/operator activity	—	—	100,000
Distributions to minority interest	—	—	(512,862)

Net cash provided by (used in) financing activities	11,099,537	1,113,693	(10,462,147)

Net change in cash	4,401,582	(3,725,055)	(13,457,713)
Cash and cash equivalents, beginning of period	1,553,394	5,278,449	18,736,162

Cash and cash equivalents, end of period	$5,954,976	$1,553,394	$5,278,449

Supplemental disclosures:
Cash paid for interest	$26,190	$14,198	$574,899
Non-cash investing and financing activities:
Due from broker for exercise of stock options	191,768	183,575	—
Return of property under capital lease	84,603	—	—
Issuance of Class A common stock in connection with business combinations	—	100,468	530,051
Receipt of land in connection with settlement of open trade receivables	—	87,000	—
Return of Class A common stock in connection with sale of business	—	—	428,037
Notes receivable from sale of business	—	—	482,135
Reversal of unearned compensation/accrued salaries and benefits	—	—	29,307

See accompanying notes to consolidated financial statements.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization

(a)    Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company serving the agricultural, foodservice, and healthcare industries. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as innovative food safety technologies.

During the second quarter of 2002, the Company announced that it was divesting its cattle operations and planned to either sell or dispose of these operations. Accordingly, operating results for all periods presented exclude the cattle operations that have been sold or disposed and are classified as discontinued operations in the accompanying consolidated financial statements.

(b)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the activities conducted under the Company’s lease and operating agreements from October 1, 2001 to July 31, 2002. The Company believes that consolidation of these activities, notwithstanding lack of technical majority ownership, is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means of the lessee/operator remaining an employee of the Company, the Company’s majority share of the profits or losses derived from the activities, certain control terms of the lease and operating agreements and the relatively short-term nature of the agreements which were terminable by either party. The results of operations of the activities conducted under the lease and operating agreements are included in discontinued operations. As of July 31, 2002, all lease and operating agreements were no longer effective and the related assets had been sold. With the completion of the divestiture of all of the cattle operations, the Company dissolved all of its wholly owned subsidiaries during the last quarter of 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

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

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)    Inventories

Inventories are stated at the lower of cost or market. Cost is primarily determined using standard costs, which approximate costs utilizing the first-in, first-out (FIFO) method. Slow product adoption, rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage on a periodic basis, based upon business trends, to specifically identify obsolete, slow-moving and nonsalable inventory. Inventory allowances are evaluated periodically to ensure they reflect the current business environment and trends.

(d)    Property, Plant and Equipment

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 15 to 20 years for buildings and improvements, 3 to 5 years for computer equipment and software, 2 to 7 years for furniture, fixtures, and equipment, and 5 years for vehicles. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets.

(e)    Food Safety Systems Installed at Customers

Food safety systems installed at customers are stated at cost. Depreciation on the food safety systems is calculated on the straight-line method over the estimated useful lives of the assets, which is currently estimated at 5 years. The installation costs for these systems is capitalized and depreciated using the straight-line method over the contractual lives of the leases, which is currently 3 years.

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

(g)    Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.

Under SFAS No. 144, long-lived assets to be disposed of by sale are classified as held for sale when six specific criteria are met. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Goodwill is included in an asset group when the asset group is or includes a reporting unit. The results of operations of a component of an entity that has either been disposed of or is classified as held for sale is reported in discontinued operations when the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an entity comprises operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of an entity. In the period in which a component of an entity has been disposed of or is classified as held for sale, the income statement for current and prior periods report the results of operations of the component, including any gain or loss resulting from adjustments to fair value, in discontinued operations.

Assets not meeting the criteria of held for sale continue to be classified as held and used until they are disposed of. Impairment losses for assets held and used are measured as the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value and are included in continuing operations.

(h)    Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable and amounts due from related parties are financial assets with carrying values that approximate fair value. Accounts payable, accrued liabilities and short-term and long-term advance payments from customers are financial liabilities with carrying values that approximate fair value. The carrying amount of capital lease obligations approximates their fair value since the interest rates reflect the current credit risk associated with these obligations.

(i)    Accounting for Obligations and Instruments Potentially to be Settled in the Company’s Own Stock

The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Under EITF 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

•	Contracts that require physical settlement or net-share settlement; and

•	Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

•	Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

•	Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with EITF 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations.

(j)    Revenue Recognition

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

In addition, these principles provide that arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The amount allocated to the delivered item(s) is limited to that amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. Finally, these principles provide that applicable revenue recognition criteria should be considered separately for separate units of accounting. Solo sales are reviewed by management to determine the separate units of accounting and the allocation of revenues among these units of accounting. Revenue allocated to each unit of accounting is recognized as products are shipped or services are provided.

The Company also follows the revenue recognition principles of SFAS No. 48, “Revenue Recognition When Right of Return Exists.” When products are sold and the buyer is given the right to return the product, revenue from the sales transactions are recognized at the time of the sale only if all of the specified conditions have been met. Sales revenue and cost of sales that are not recognized at the time of the sale because the specified conditions have not been met are recognized either when the return privilege has substantially expired or if those conditions are subsequently met, whichever occurs first.

Revenues from operating leases of the VerifEYE Carcass Inspection System (“CIS”) are recognized on a straight-line basis over the life of the lease, once the unit is installed.

(k)    Income Taxes

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

(l)    Stock-Based Compensation

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

As of December 31, 2004, the Company has one stock-based employee compensation plan and one plan for a recently hired employee, which are described more fully in note 13. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

If the Company had elected to adopt the fair value-based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	2004	2003	2002
Net loss as reported	$(6,772,114)	$(9,726,745)	$(30,574,088)
Add: Stock-based employee compensation expense included in reported net loss	360,063	84,417	42,995
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,572,950)	(1,667,997)	(2,309,086)

Pro forma net loss	$(8,985,001)	$(11,310,325)	$(32,840,179)

Net loss per share as reported – basic and diluted	$(0.15)	$(0.25)	$(0.78)

Pro forma net loss per share – basic and diluted	$(0.20)	$(0.29)	$(0.83)

As a result of the issuance of a revision of FASB SFAS No. 123, the Company will be required, beginning in the third quarter of 2005, to expense stock compensation related to options using a fair value based method. See note 2(p)—Recent Accounting Pronouncements for further discussion.

(m)    Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company’s stock options (4,576,919 shares at December 31, 2004, 5,414,771 shares at December 31, 2003

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 4,728,776 shares at December 31, 2002) have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

(n)    Hedging Activities

The Company accounts for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133” and SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” These statements require that all derivative instruments be recorded on the balance sheet at their respective fair values. The change in fair value of all derivative contracts amounted to a gain of approximately $64,000 for the year ended December 31, 2002, and is included in discontinued operations. During 2004 and 2003, the Company had no derivative financial instruments that required fair value accounting treatment.

(o)    Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had no such transactions, events or circumstances during 2004, 2003 and 2002 other than net losses. Thus, comprehensive loss is the same as net loss for 2004, 2003 and 2002.

(p)    Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the statements of income over the period during which the employee is required to provide such services. Under the provisions of SFAS No. 123R, the Company expects to apply the modified prospective application of this statement with an effective date of July 1, 2005. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. As of December 31, 2004, the Company expects to record a total expense of approximately $530,000, during the third and fourth quarters of 2005 from unamortized compensation expense related to stock options granted, as determined in accordance with SFAS No. 123. In addition, for any new awards that may be granted during 2005, the Company may incur additional expense during the third and fourth quarters of 2005 that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In November 2004, the FASB issued SFAS No.151, “Inventory Costs, amendment to ARB No. 43 Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. As allowed under SFAS No. 151, the Company plans to adopt the provisions of this

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standard for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is still assessing the impact of SFAS No. 151 on its results of operations or its financial position, but the impact is not expected to be material.

(q)    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(r)    Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements in order to conform to 2004 classifications. The changes had no effect on previously reported net loss.

(3)    Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $205.0 million as of December 31, 2004. For the year ended December 31, 2004, the Company incurred a net loss of $6.8 million and negative cash flows from operations of $6.1 million. In January 2005, the Company received $4.1 million from issuance of common stock and warrants, which will be used to support operations. The Company expects that with this additional cash and the expected cash flows from operations in 2005 that anticipated cash requirements during 2005 will be met. However, if sales from the Company’s products and services do not meet expectations in 2005, the Company may need to seek additional sources of liquidity.

(4)    Inventories

Inventories at December 31, 2004 and 2003 consist of:

	2004	2003
Raw materials	$325,535	$497,738
Work-in-process	35,491	—
Finished goods	20,050	70,326

	$381,076	$568,064

In both the second and fourth quarters of 2004, the Company performed reviews of its inventory for estimated obsolescence or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded a reserve for obsolescence of $272,755, with the expense included in selling, general and administrative expenses for the year ended December 31, 2004.

(5)    Related Party Transactions

As of December 31, 2003, due from related parties includes a non-interest bearing receivable from Eastern Livestock, LLC (“Eastern”) in the amount of $200,000 which was paid on August 9, 2004, in compliance with the asset purchase agreement for the assets of Eastern Livestock, Inc. Interest, at 4.75%, was imputed on this receivable.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the divestiture of cattle operations in 2002, the Company had both cattle sales and purchase transactions with Eastern, certain employees and shareholders’ related businesses in the ordinary course of business. These sales and purchases were made on trade accounts with the same credit terms of the Company’s other customers and suppliers. Cattle sales to related parties amounted to $62.5 million for the year ended December 31, 2002. Cattle purchases from related parties amounted to $49.7 million for the year ended December 31, 2002. These sales and purchases are included in discontinued operations in the accompanying consolidated statements of operations.

Leases

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $257,000 in 2004, $240,000 in 2003 and $481,000 in 2002. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 7,524,577 shares of the Company’s Class A common stock, or 15.9% of the outstanding shares of the Company as of December 31, 2004.

The Company leases office facilities in Weatherford, Oklahoma, on a month-to-month basis, from a former director of the Company. Rent expense was $18,000 for each of the years ended December 31, 2004, 2003 and 2002.

Discontinued Operations

As disclosed in note 20, the Company sold assets acquired in June 2000 from W.P. Land and Livestock Inc., d/b/a Jordan Cattle Auction (“Jordan”) and assets acquired in September 2000 from RPT Land & Cattle Company (“Thigpen”) to related parties during the three months ended June 30, 2002. In addition, the Company sold assets acquired in May 2000 from Eastern Livestock, Inc., assets acquired in August 2000 from Mountain Plains Video Contract Auction (“Mountain Plains”), assets acquired in December 2000 from J&L Livestock Company (“Jansma”), assets acquired in July 2000 from Ed Edens Farms (“Edens”), assets acquired in August 2000 from LeMaster Livestock, Inc. (“LeMaster”) and assets acquired in January 2001 from BBBBP & S, LLC, d/b/a Bluegrass Stockyards (“Bluegrass”) to related parties in the three months ended September 30, 2002. The Company has no continuing involvement in the operations of these entities.

(6)    Assets Held For Sale

In August 2003, the Company settled an outstanding receivable from the discontinued cattle operations, which had previously been considered uncollectible. In this settlement, the Company received a warranty deed to 198.0 acres of unimproved property in Taylor County, Texas. The property was recorded at its appraised fair value of $87,000 as of December 31, 2003. In the fourth quarter of 2004, the Company sold the property for approximately $59,000. The loss on the sale of this property is included in discontinued operations in the accompanying consolidated statement of operations.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31, 2004 and 2003 consists of:

	2004	2003
Computer equipment and software	$9,544,483	$9,729,242
Furniture, fixtures and equipment	1,644,592	1,949,830
Leasehold improvements	371,368	371,368
Barn equipment and vehicles	10,725	65,442
Construction-in-process	892,235	382,920

	12,463,403	12,498,802
Less accumulated depreciation	10,107,816	8,739,883

Property, plant and equipment, net	$2,355,587	$3,758,919

Assets under capital lease amounted to $788,670 as of December 31, 2003. Accumulated amortization for assets under capital lease totaled approximately $475,956 as of December 31, 2003. In March 2004, the Company settled the capital lease obligation and was released from all future lease obligations. The settlement included returning some of the leased equipment for credit, a final cash payment of $214,000 and a $306,000 non-cash gain, which is included in interest and other income, net in the accompanying consolidated statement of operations.

(8)    Food Safety Systems Installed At Customers

Food safety systems installed at customers at December 31, 2004 and 2003 consists of:

	2004	2003
VerifEYE CIS units	$579,762	$295,144
Less accumulated depreciation	122,435	21,941

Food safety systems installed at customers, net	$457,327	$273,203

The two VerifEYE CIS units, noted above, are leased to a customer under operating lease agreements that expire in 2006 and 2007.

(9)    Leases

The Company leases certain property and equipment under various operating lease arrangements that expire over the next two years. Future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year are $258,000 and $63,000 for the years ended December 31, 2005 and 2006, respectively, for a total of $321,000 in future minimum lease payments.

Rental expense under all operating leases was approximately $446,000 in 2004, $409,000 in 2003 and $686,000 in 2002.

(10)    Advance Payments From Customers

The Company leases two VerifEYE CIS units to a customer under three year operating lease agreements. The two units under lease as of December 31, 2004, have been prepaid and the advance payment is included in

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advance payments from customers and recorded as revenue over the lease term on a straight-line basis. In addition, a third unit was shipped prior to December 31, 2004 and prepayment was made upon receipt of the unit. The advance payment on the third unit is included in advance payments from customers, and revenue will be recorded over the lease term on a straight-line basis, beginning in January 2005.

(11)    Equity

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

Issuances of Common Stock

In July 2003, the Company issued 79,791 shares of Class A common stock as additional consideration in compliance with the Hefley Order Buying acquisition agreement.

On November 20, 2003, the Company issued 1,605,136 shares of Class A common stock to The Biegert Family Irrevocable Trust in a private placement transaction (the “Biegert Transaction”) for $0.623 per share, receiving proceeds of $1.0 million. In connection with the transaction, the Company issued warrants to purchase 802,568 shares of the Company’s Class A common stock. The exercise price of the warrants is $0.98 per share. The warrants were exercisable immediately and expire November 21, 2008. The $1.0 million of proceeds were allocated to the common stock and warrants based on their relative fair values.

On January 23, 2004, the Company issued 2,333,333 shares of Class A common stock to a group of investors in a private placement transaction (the “Sage Transaction”) for $3.00 per share, receiving gross proceeds of $7.0 million. In connection with the transaction, the Company issued warrants to purchase 830,508 shares of the Company’s Class A common stock and additional investment rights to purchase 830,508 shares of the Company’s Class A common stock. The exercise price of the warrants was $3.6875 per share and the exercise price of the additional investment rights was $3.00 per share. The warrants were exercisable immediately and expire on January 23, 2009. The warrants were repriced to $1.40 per share in January 2005. The additional investment rights expired unexercised on July 13, 2004. The $6.5 million of net proceeds were allocated to the common stock, warrants and additional investment rights based on their relative fair values. As part of this transaction, the Company issued warrants exercisable for 163,333 shares of the Company’s Class A common stock at an exercise price of $3.73 per share to the placement agent as consideration for providing financial and advisory services.

On December 2, 2004, the Company issued 2,500,000 shares of Class A common stock to a group of investors in a private placement transaction (the “HBK Transaction”) for $1.60 per share, receiving gross proceeds of $4.0 million. In connection with the transaction, the Company issued warrants to purchase 875,000 shares of the Company’s Class A common stock and additional investment rights to purchase 1,250,000 shares of the Company’s Class A common stock. The exercise price of the warrants was $2.00 per share and the exercise price of the additional investment rights was $1.60 per share. The warrants are exercisable at any time after the

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

six-month anniversary of the date of issuance, or June 2, 2005, and expire on December 2, 2009. The additional investment rights are exercisable immediately and expire on the 180th trading day after the effective date of the registration statement. The registration statement went effective on January 6, 2005. The $3.7 million of net proceeds were recorded in stockholders equity. As part of this transaction, the Company issued warrants exercisable for 150,000 shares of the Company’s Class A common stock at an exercise price of $2.30 per share to the placement agent as consideration for providing financial and advisory services.

(12)    Derivative Financial Instruments Indexed To, and Potentially Settled In Common Stock

As a part of the private placements, discussed in note 11, the Company issued warrants and additional investment rights and evaluated these issuances to determine the effect, if any of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” In accordance with EITF 00-19 a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The registration rights agreements for both the Biegert Transaction and the Sage Transaction provided that if the registration statements for the warrants and additional investment rights did not remain effective, it was possible the Company would be required to make cash payments, as liquidated damages. In accordance with EITF 00-19, the fair values of the warrants and the additional investment rights were accounted for as a liability, and subsequent changes in their fair value are reflected in the consolidated statement of operations.

Effective December 31, 2004, the registration rights agreements for both the Biegert Transaction and the Sage Transaction were amended to clarify that the Company is not liable for liquidated damages with respect to the warrant shares. Under EITF 00-19, this amendment changed the accounting for the warrant shares, which were reclassified to additional paid in capital on December 31, 2004, after the change in their fair value was determined as of December 30, 2004 and the net decrease in fair value of the warrants through that date was included in net decrease in fair value of common stock warrants and additional investment rights in the consolidated statement of operations.

The fair value of the Biegert Transaction warrants was $1,081,000 and $987,000 as of December 30, 2004 and December 31, 2003, respectively. The increase in the fair value of the warrants was $94,000 and $424,000 for the years ended December 31, 2004 and December 31, 2003, respectively, and is recorded as expense and included in net decrease in fair value of common stock warrants and additional investment rights in the consolidated statement of operations.

The fair value of the Sage Transaction warrants was $2,651,000 as of the closing date of January 22, 2004, and $1,070,000 as of December 30, 2004. The decrease in the fair value of the warrants was $1,581,000 for the year ended December 31, 2004, and is recorded as income and included in net decrease in fair value of common stock warrants and additional investment rights in the consolidated statement of operations.

The fair value of the Sage Transaction additional investment rights was $1,310,000 as of the closing date of January 22, 2004. The additional investment rights expired unexercised on July 13, 2004. The decrease in fair value of the additional investment rights was $1,310,000 for the year ended December 31, 2004, and is recorded as income and included in net decrease in fair value of common stock warrants and additional investment rights in the consolidated statement of operations.

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

In July 2000, the Company’s stockholders approved an amendment to the 1999 Plan to increase the number of shares available for grant to 4,000,000 shares. In May 2002, the Company’s stockholders approved a second amendment to the 1999 Plan to increase the number of shares available for grant to 6,000,000 shares.

A summary of stock option transactions for the years ended December 31, 2004, 2003 and 2002 follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance outstanding, December 31, 2001	4,748,140	$3.69	8.56
Granted	1,575,825	0.63
Exercised	—	—
Cancelled	(1,595,189)	4.26

Balance outstanding, December 31, 2002	4,728,776	$2.48	8.12
Granted	1,561,717	0.62
Exercised	(373,107)	0.80
Cancelled	(502,615)	2.31

Balance outstanding, December 31, 2003	5,414,771	$2.07	7.71
Granted(1)	1,499,369	2.23
Exercised	(1,575,501)	0.83
Cancelled	(761,720)	5.18

Balance outstanding, December 31, 2004	4,576,919	$2.10	7.75

(1)	Includes 91,499 stock options afforded accelerated vesting after December 31, 2003 per the terms of the separation agreement with an officer of the Company. These shares were originally included in shares cancelled in 2003.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Remaining Life (in years)	Average Exercise Price	Number of Options	Average Exercise Price
$ 0.33 – $ 0.43	730,600	8.07	$0.3884	302,850	$0.3892
$ 0.56 – $ 0.69	799,750	7.52	$0.5886	556,000	$0.5857
$ 0.71 – $ 1.35	561,991	6.73	$0.8771	431,880	$0.8781
$ 1.38 – $ 1.44	829,113	7.59	$1.4184	524,055	$1.4229
$ 1.45 – $ 2.03	844,058	8.98	$1.8481	243,658	$1.8107
$ 2.18 – $ 4.41	552,375	8.07	$3.3411	302,875	$3.6168
$ 4.80 – $11.91	212,032	5.58	$11.4873	212,032	$11.4873
$15.66 – $62.38	47,000	5.47	$28.1712	47,000	$28.1712

As of December 31, 2004 and 2003, there were 2,620,350 and 2,929,960 options exercisable, respectively, at weighted average exercise prices of $2.62 and $2.77, respectively.

As of December 31, 2004 and 2003, there were 482,382 and 1,077,533 options available for grant, respectively.

The weighted average fair value of stock options, calculated on the date of grant using the Black-Scholes option-pricing model, was $1.93 in 2004, $0.51 in 2003 and $0.53 in 2002. The following weighted average assumptions were used to determine fair value:

	2004	2003	2002
Expected volatility	129.1%	118.0%	121.2%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.38%	3.00%	4.43%
Expected life in years	5.00	4.95	5.00

All stock options granted, except as noted in the paragraph below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the grant date.

In March 1999, the Company granted 360,625 stock options with an exercise price of $1.60 and a fair value of $1.80. The Company recorded $72,126 of unearned compensation at the grant date and amortized the unearned compensation to earnings over the vesting period. Compensation expense related to the grant of these options totaled $109 in 2003 and $22,430 in 2002, and is included in selling, general, and administrative expenses in the consolidated statements of operations.

In February 2001, the Company accelerated the vesting of 10,000 stock options and recognized $28,204 of unearned compensation that is being amortized over the remaining service period. Compensation expense related to these options totaled $20,565 in 2002, and is included in selling, general and administrative expenses in the consolidated statements of operations.

In June 2003, the Company extended the expiration date of 547,643 stock options for one year, with a 60-day exercise restriction and recognized expense of $84,308 in 2003. This amount is included in selling, general and administrative expenses in the consolidated statement of operations.

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

In May 2004, as part of the compensation package of the Company’s newly appointed Chief Financial Officer and Executive Vice President of Sales and Marketing, the Board of Directors approved the issuance of 200,000 options to purchase Class A common stock at an exercise price of $1.84 to the Chief Financial Officer and 150,000 options to purchase Class A common stock at an exercise price of $1.65 to the Executive Vice President of Sales and Marketing. In November 2004, the Executive Vice President of Sales and Marketing resigned and these options expired without vesting. Due to the limited number of options remaining in the 1999 Plan, these options were not issued from the 1999 Plan, but are subject to the same terms and conditions as the 1999 Plan.

(14)    Segment Information

The Company’s reportable segments consist of AIS products and services and Food Safety Technologies (“FST”) products. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to the Company’s two operating segments:

	Years Ended December 31,
	2004	2003	2002
Revenue:
Animal information solutions	$369,130	$313,697	$574,922
Food safety technologies	786,889	613,141	—

Total revenue	1,156,019	926,838	574,922

Cost of revenue:
Animal information solutions	104,299	55,277	335,111
Food safety technologies	262,930	266,387	—

Total cost of revenue	367,229	321,664	335,111

Gross Profit:
Animal information solutions	264,831	258,420	239,811
Food safety technologies	523,959	346,754	—

Gross profit	$788,790	$605,174	$239,811

The Company’s assets and other statement of operations data are not allocated to a segment. During the year ended December 31, 2004, approximately 53% of total revenues were from one FST customer. During the year ended December 31, 2003, approximately 25% of total revenues were from one FST customer. During the year ended December 31, 2002, approximately 38% of total revenues were from one AIS customer.

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Impairment, Restructuring and Related Charges

The Company implemented restructuring initiatives in both the first and second quarters of 2002. In the three months ended March 31, 2002, restructuring charges of approximately $58,000 were recorded for costs to exit unused facilities. In the three months ended June 30, 2002, the Company further reduced its workforce by 16 personnel, accruing involuntary employee termination benefits and costs to exit unused facilities of approximately $345,000. These charges are included in impairment, restructuring and related charges in the accompanying consolidated statement of operations.

In August 2002, the Company determined it would terminate its interactive website, replacing it with a less expensive, standard corporate website. This resulted in an adjustment to the carrying value of the website assets to their estimated fair value of $34,000, resulting in a non-cash impairment loss of approximately $812,000. The estimated fair value was based on anticipated future cash flows, which were based on anticipated web advertising revenues during the fourth quarter of 2002. In addition, the Company recorded a non-cash impairment charge of $44,000 to write down the intangible related to the purchase of Cyberstockyard, Inc., in March 1999, to its estimated fair value of $0. These charges are included in impairment, restructuring and related charges in the accompanying consolidated statement of operations.

In December 2002, the Company determined, based on revised revenue and cost projections, that the estimated fair value of the intangible related to the acquisition of Professional Cattle Consultants, LLC, in March 1999, was $0, which resulted in a non-cash impairment charge of approximately $748,000, which is included in impairment, restructuring and related charges in the accompanying consolidated statement of operations.

(16)    Early Extinguishment of Debt

In May 2002, the Company retired a $30 million revolving line of credit agreement (the “LOC”) from the CIT Group/Business Credit, Inc. A loss of $1.8 million was incurred as a result of the early retirement of debt, consisting of a $425,000 pre-payment penalty and approximately $1.4 million of debt issue costs.

(17)    Stock Purchase Warrants

In connection with the LOC, the Company entered into a warrant purchase agreement with certain stockholders who provided, in the aggregate, $9 million in standby letters of credit on the Company’s behalf as additional collateral for the LOC. As part of this agreement, the Company issued 764,328 stock purchase warrants to these stockholders as consideration for providing and maintaining the letters of credit. The warrants were exercisable at $1.55 per share and expired, unexercised, on August 24, 2004. The warrants were valued using the Black-Scholes model with the following assumptions: expected term—3 years, risk free interest rate—4.25% and volatility—135.0%. These assumptions yielded a value of $914,376, which was capitalized as debt issue costs. The remaining unamortized costs, upon termination of the line of credit, are included in the approximately $1.4 million of debt issue costs discussed in note 16—Early Extinguishment of Debt.

(18)    Investment in Turnkey Computer Systems, Inc.

As of October 1, 2000, the Company had direct ownership in 30% of the issued and outstanding capital stock of Turnkey and accounted for this investment under the equity method. The amount by which the Company’s carrying value exceeded its share of the underlying net assets of Turnkey was $2,725,697 as of October 1, 2000 and prior to adoption of SFAS No. 142, was amortized on a straight-line basis over 10 years and adjusted the Company’s share of Turnkey’s earnings or losses. In September 2002, the Company performed an impairment test on the remaining goodwill using the guidelines of APB Opinion No. 18. Based on the results of

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this test the goodwill included in the investment in Turnkey was written down to its estimated fair value. The impairment of the goodwill resulted in a non-cash charge of $2.4 million, which is included in the impairment of investment in unconsolidated investee. In December 2002, the Company sold its investment in Turnkey back to Turnkey Computer Systems, Inc. for $322,000 in cash. The resulting gain on sale was not material.

(19)    Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2004 and 2003, management believes it is more likely than not that the Company’s net deferred tax asset will not be realized and accordingly has recorded a valuation allowance against the deferred tax assets. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$77,128,000	$74,300,000
Research and experimentation tax credit carryforwards	1,850,000	1,809,000
Deferred revenue	1,197,000	—
Other	225,000	455,000

	80,400,000	76,564,000
Valuation allowance	(80,400,000)	(76,450,000)

Deferred tax liability:
Property, plant and equipment	—	114,000

Net deferred tax assets	$—	$—

The Company has available as of December 31, 2004 for federal income tax purposes, unused net operating loss carryforwards of approximately $205.0 million which may be applied against future taxable income and expire in years beginning in 2012. The Company also has approximately $1.8 million in research and experimentation tax credits carryforwards. The research and experimentation credits, which begin to expire in 2012, can also be used to offset future regular tax liabilities. Utilization of net operating losses and tax credit carryforwards may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

The difference between the “expected” tax benefit (computed by applying the federal corporate income tax rate of 34 percent to the loss before income taxes) and the actual tax benefit is primarily due to the effect of the valuation allowance.

(20)    Discontinued Operations

SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the statement of operations of the Company for current and prior periods shall report

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the results of operations of the component, including any loss recognized for the initial or subsequent write-down to fair value less cost to sell of assets held for sale, in discontinued operations. In April 2002, the Company determined that the Company’s long term goals and interests were best served by divesting all remaining cattle operations, including the leased cattle operations, through sale or disposal. Therefore, the Company has classified the results of operations of all the cattle operations sold or disposed of as discontinued operations. The loss from discontinued operations includes revenues of $ 0, $20,000 and $466.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The pre-tax income/(loss) included in gain (loss) from discontinued operations for the years ended December 31, 2004, 2003 and 2002 are $(27,000), $94,000 and $(11.2 million), respectively. The loss from discontinued operations in the year ended December 31, 2004 includes the payment of legal expenses relating to previously closed cattle operations and the write-down to fair market value of assets held for sale, partially offset by the collection of receivables, previously considered uncollectible.

For the year ended December 31, 2002, loss attributed to the lessee/operators’ noncontrolling interest in the results of operations of the leased cattle operations is reflected in minority interest in discontinued operations.

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

eMERGE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(21)    Commitments and Contingencies

Legal Proceedings

The Company is a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000 in the Queen’s Bench Judicial Centre of Regina, Province of Saskatchewan, Canada. The complaint alleges that the Company and co-defendant E-Y Laboratories Inc. were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement allegedly in violation of these agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18 million (Canadian dollars), as well as injunctive relief. Management believes the case to be without merit and intends to defend it vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(22)    Subsequent Events

On January 27, 2005, the Company received $3.8 million in net proceeds from a private equity placement of 2,900,000 shares of its Class A common stock and warrants exercisable for 435,000 shares of its Class A common stock at an exercise price of $1.75 per share with institutional investors.

On March 9, 2005, the Company completed the sale of PCC to a former director. The PCC business generated revenues of approximately $125,000 in 2004 and generated a small loss from operations.

Schedule IX

Valuation and Qualifying Accounts

Description	Balance as of December 31, 2003	Charged to costs and expenses	Deductions– Describe		Balance as of December 31, 2004
Allowance for doubtful accounts related to trade accounts receivable	$371,876	$—	$(11,514	)(a)	$360,362
Allowance for doubtful accounts related to cattle deposits	$496,028	$—	$(149,236	)(b)	$346,792
Valuation allowance related to deferred tax assets	$76,450,000	$3,950,000	$—		$80,400,000

Description	Balance as of December 31, 2002	Charged to costs and expenses	Deductions– Describe		Balance as of December 31, 2003
Allowance for doubtful accounts related to trade accounts receivable	$929,299	$—	$(557,423	)(a)	$371,876
Allowance for doubtful accounts related to cattle deposits	$576,493	$—	$(80,465	)(a)	$496,028
Valuation allowance related to deferred tax assets	$68,146,000	$8,304,000	$—		$76,450,000

Description	Balance as of December 31, 2001	Charged to costs and expenses	Deductions– Describe		Balance as of December 31, 2002
Allowance for doubtful accounts related to trade accounts receivable	$783,150	$660,685	$(514,536	)(a)	$929,299
Allowance for doubtful accounts related to cattle deposits	$—	$576,493	$—		$576,493
Valuation allowance related to deferred tax assets	$64,449,000	$3,697,000	$—		$68,146,000

(a)	Receivable balances were determined to be uncollectible and were written off.
(b)	Payment of $95,236 was received against this balance and remaining $54,000 was determined to be uncollectible and was written off.