Form 10-Q
period 2005-03-31
EMERGE INTERACTIVE INC
filed 2005-05-12
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

OR

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

The number of shares of the registrant’s class A common stock, $0.008 par value, outstanding as of May 5, 2005, was 50,371,331.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For the Three Months Ended March 31, 2005)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,994,066	$5,954,976
Trade accounts receivable, less allowance for doubtful accounts of $360,362 in 2005 and 2004	304,498	244,766
Inventories	388,176	381,076
Prepaid expenses and other assets	599,943	610,201

Total current assets	9,286,683	7,191,019

Property, plant and equipment, net of accumulated depreciation of $10,082,857 as of March 31, 2005 and $10,107,816 as of December 31, 2004	1,777,476	2,355,587
Food safety systems installed at customers, net of accumulated depreciation of $77,960 as of March 31, 2005 and $122,435 as of December 31, 2004	569,621	457,327
Other assets	37,500	—

Total assets	$11,671,280	$10,003,933

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$180,106	$336,146
Accrued liabilities:
Salaries and benefits	223,473	184,363
Legal and professional	227,779	214,184
Other	44,720	51,172
Advance payments from customers – current portion	868,337	1,083,508

Total current liabilities	1,544,415	1,869,373

Advance payments from customers – long term	1,162,848	1,419,120

Total liabilities	2,707,263	3,288,493

Stockholders’ equity:
Common stock, $.008 par value, authorized 100,000,000 shares:
Class A common stock: designated 92,711,110 shares; outstanding 50,362,581 shares as of March 31, 2005 and 47,404,905 shares as of December 31, 2004	412,852	389,191
Additional paid-in capital	215,610,263	211,755,546
Accumulated deficit	(206,631,061)	(205,001,260)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)

Total stockholders’ equity	8,964,017	6,715,440

Total liabilities and stockholders’ equity	$11,671,280	$10,003,933

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue
Products	$446,746	$33,883
Leases	239,314	90,060
Services	64,864	50,378

Total revenue	750,924	174,321

Cost of revenue
Products	258,067	33,273
Leases	63,377	22,375
Services	6,528	11,801

Total cost of revenue	327,972	67,449

Gross profit	422,952	106,872

Operating expenses:
Selling, general and administrative	1,321,158	1,670,300
Technology and development	490,982	441,889
Depreciation	354,567	528,843

Total operating expenses	2,166,707	2,641,032

Operating loss	(1,743,755)	(2,534,160)

Interest and other income, net	126,799	325,146
Interest expense	(4,484)	(3,509)
Gain (loss) on disposal of assets	(6,290)	100
Net (increase) decrease in fair value of common stock warrants and additional investment rights	(21,614)	2,160,281

Loss from continuing operations before income taxes	(1,649,344)	(52,142)
Income tax expense (benefit)	—	—

Loss from continuing operations	(1,649,344)	(52,142)

Discontinued operations:
Gain from discontinued cattle operations, net of income taxes of $0 in 2005 and 2004	19,543	1,282

Net loss	$(1,629,801)	$(50,860)

Loss from continuing operations per common share – basic and diluted	$(0.03)	$(0.00)

Net loss per common share – basic and diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	49,456,930	43,395,550

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,629,801)	$(50,860)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	396,979	544,142
(Gain) loss on disposal of assets	6,290	(100)
Stock compensation	—	112,523
Issuance of common stock for services	60,552	60,000
Increase (decrease) in fair value of common stock warrants and additional investment rights	21,614	(2,160,281)
Gain on sale of assets	(100,000)	—
Gain on settlement of contract	—	(305,719)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(59,732)	76,527
Inventories	189,608	(46,343)
Prepaid expenses and other assets	(169,010)	30,887
Due from related parties, net	—	(2,218)
Accounts payable and accrued liabilities	(109,787)	(457,208)
Advance payments from customers	(471,443)	940,418

Net cash used for operating activities	(1,864,730)	(1,258,232)

Cash flows from investing activities:
Purchases of property and equipment	(134,205)	(105,902)
Proceeds from sale of property, plant and equipment	45	100
Proceeds from sale of assets	50,000	—

Net cash used for investing activities	(84,160)	(105,802)

Cash flows from financing activities:
Net proceeds from issuance of common stock	195,882	826,752
Payments on capital lease obligation	—	(214,000)
Net proceeds from private equity placement	3,792,098	6,544,998

Net cash provided by financing activities	3,987,980	7,157,750

Net change in cash and cash equivalents	2,039,090	5,793,716

Cash and cash equivalents, beginning of period	5,954,976	1,553,394

Cash and cash equivalents, end of period	$7,994,066	$7,347,110

Supplemental disclosures:
Cash paid for interest	$4,485	$10,414
Non-cash investing and financing activities:
Issuance of note receivable for sale of assets	50,000	—
Due from broker for exercise of stock options	—	11,300
Return of property under capital lease	—	84,603

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Notes to Condensed Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company focusing on the agricultural, foodservice, and healthcare industries. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as innovative food safety technologies.

(b)	Basis of Presentation

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2005, and the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

These condensed financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K as filed with the SEC.

(c)	Revenue Recognition

Revenues from the sale of all Animal Information Solutions (“AIS”) products and services are recognized as products are shipped or services are provided.

Revenues from the sale of hand-held VerifEYE™ Solo™ units and Carcass Inspection System (“CIS”) products and related services are recognized using the revenue recognition principles of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” These principles provide that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangements meet the following criteria:

•	the delivered item(s) has value to the customer on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

In addition, these principles provide that arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The amount allocated to the delivered item(s) is limited to that amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. Finally, these principles provide that applicable revenue recognition criteria should be considered separately for separate units of accounting. Solo and CIS sales are reviewed by management to determine the separate units of accounting and the allocation of revenues among these units of accounting. Revenue allocated to each unit of accounting is recognized as products are shipped or services are provided.

The Company also follows the revenue recognition principles of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” When products are sold and the buyer is given the right to return the product, revenue from the sales transactions are recognized at the time of the sale only when all of the specified conditions have been met. Sales revenue and cost of sales that are not recognized at the time of the sale because the specified conditions have not been met are recognized either when the return privilege has substantially expired or if those conditions are subsequently met, whichever occurs first.

Revenues from operating leases of the VerifEYE CIS are recognized on a straight-line basis over the life of the lease, once the unit is installed.

(d)	Stock-Based Compensation

As of March 31, 2005, the Company has two stock-based employee compensation plans. SFAS No. 123, “Accounting for Stock Based Compensation,” encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, the Company has elected to account for its stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under the Company’s stock plans because the exercise price of all options granted was equal to the current market value of the stock on the grant date. If the Company had elected to adopt the fair value based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(1,629,802)	$(50,860)
Add: stock-based employee compensation expense included in reported net loss	—	112,523
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	(360,821)	(813,178)

Pro forma net loss	$(1,990,623)	$(751,515)

Net loss per share as reported – basic and diluted	$(0.03)	$(0.00)

Pro forma net loss per share – basic and diluted	$(0.04)	$(0.02)

As a result of the issuance of a revision of SFAS No. 123, the Company will be required, beginning in the first quarter of 2006, to expense stock compensation related to options using a fair value based method.

(e)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the Company’s statements of income over the period during which the employee is required to provide such services. Under the provisions of SFAS No. 123R, the Company expects to apply the modified prospective application of this statement with an effective date of January 1, 2006. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock based compensation among other changes, will apply to awards granted after the effective date and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. As of March 31, 2005, the Company expects to record a total expense of approximately $630,000 for the year ended December 31, 2006 from unamortized compensation expense related to stock options granted, as determined in accordance with SFAS No. 123. In addition, for any new awards that may be granted during 2005 and 2006, the Company may incur additional expense during the year ended December 31, 2006 that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

(2)	Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $206.6 million as of March 31, 2005. For the three months ended March 31, 2005, the Company incurred a net loss of approximately $1.6 million and negative cash flows from operations of $1.9 million. The Company’s objective is to increase its revenue related to sales of both AIS products and services and Food Safety Technologies (“FST”) products and services, actively control operating costs and will continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. Cash and cash equivalents at March 31, 2005 is $8.0 million. The Company expects that it will meet its cash requirements with cash on hand and the expected cash flows from operations in 2005. However, if sales from products and services do not meet expectations in 2005, the Company will need to seek additional sources of liquidity and implement cost control measures. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to the Company.

The Company’s stock has been trading below $1 since March 17, 2005, and it is currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. The Company has been provided 180 calendar days, or until October 31, 2005, to regain compliance. If at any time before October 31, 2005, the bid price of the stock closes at $1 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance. If it has not regained compliance by October 31, 2005, Nasdaq will determine if the Company meets the Nasdaq SmallCap Market initial listing criteria, except for the bid price requirement. If it meets the initial listing criteria, other than the bid price requirement, it will be granted an additional 180 calendar day period to regain compliance. If the Company is not eligible for an additional compliance period, Nasdaq will provide written notification that the securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to delist its common stock. Ultimately, non-compliance could result in Nasdaq delisting the Company’s common stock. Such delisting could have an adverse effect on the liquidity of the Company’s common stock and could also impact its ability to raise additional equity capital, if necessary.

(3)	Inventories

Inventories as of March 31, 2005 and December 31, 2004 consist of:

	March 31, 2005	December 31, 2004
Raw materials	$321,462	$325,535
Work-in-process	40,611	35,491
Finished goods	26,103	20,050

	$388,176	$381,076

(4)	Related Party Transactions

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $57,000 and $77,000 for the three months ended March 31, 2005 and 2004, respectively. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 7,524,577 shares of the Company’s class A common stock, or 14.9% of the outstanding shares as of March 31, 2005.

(5)	Issuances of Common Stock

On January 23, 2004, the Company issued 2,333,333 shares of class A common stock to a group of investors in a private placement transaction (the “Sage Transaction”) for $3.00 per share, receiving gross proceeds of $7.0 million. In connection with the transaction, the Company issued warrants to purchase 830,508 shares of the Company’s class A common stock and additional investment rights to purchase 830,508 shares of the Company’s class A common stock. The exercise price of the warrants was $3.6875 per share and the exercise price of the additional investment rights was $3.00 per share. The warrants were exercisable immediately and expire on January 23, 2009. Under the terms of the Sage Transaction warrant agreement, upon the completion of an equity financing on December 2, 2004, the warrants were re-priced to $1.60 per share, based on the price per share of the stock issued and upon the completion of a second equity financing on January 27, 2005, the warrants were re-priced to $1.40 per share. The additional investment rights expired unexercised on July 13, 2004. The $6.5 million of net proceeds were allocated to the common stock, warrants and additional investment rights based on their relative fair values. As part of this transaction, the Company issued warrants exercisable for 163,333 shares of the Company’s class A common stock at an exercise price of $3.73 per share to the placement agent as consideration for providing financial and advisory services.

On December 2, 2004, the Company issued 2,500,000 shares of class A common stock to a group of investors in a private placement transaction (the “HBK Transaction”) for $1.60 per share, receiving gross proceeds of $4.0 million. In connection with the transaction, the Company issued warrants to purchase 875,000 shares of the Company’s class A common stock and additional investment rights to purchase 1,250,000 shares of the Company’s class A common stock. The exercise price of the warrants is $2.00 per share and the exercise price of the additional investment rights is $1.60 per share. The warrants are exercisable at any time after the six-month anniversary of the date of issuance, or June 2, 2005, and expire on December 2, 2009. The additional investment rights are currently exercisable and expire on September 22, 2005, the 180th trading day after the effective date of the registration statement relating to the HBK Transaction. The shares issued in this private placement and issuable pursuant to the warrants and additional investment rights issued in this private placement have been registered with the SEC for resale pursuant to a registration statement, which went effective on January 6, 2005. The $3.7 million of net proceeds were recorded in stockholders’ equity. As part of this transaction, the Company issued warrants exercisable for 150,000 shares of the Company’s class A common stock at an exercise price of $2.30 per share to the placement agent as consideration for providing financial and advisory services.

On January 27, 2005, the Company issued 2,900,000 shares of class A common stock to a group of investors in a private placement transaction (the “HBK II Transaction”) for $1.40 per share, receiving gross proceeds of $4.1 million. In connection with the transaction, the Company issued warrants to purchase 435,000 shares of the Company’s class A common stock. The exercise price of the warrants is $1.75 per share. The warrants are exercisable at any time after the six-month anniversary of the date of issuance, or July 27, 2005, and expire on January 27, 2010. The shares issued in this private placement and issuable pursuant to the warrants issued in this private placement have been registered with the SEC for resale pursuant to a registration statement, which went effective on April 6, 2005. The $3.8 million of net proceeds were recorded in stockholders equity.

On February 1, 2005, the Company issued 25,464 shares of class A common stock to Kenneth G. Jordan as consideration for consulting services. These shares were valued at $30,000 and this expense is included in selling, general and administrative for the three months ended March 31, 2005. These shares are restricted for one year from the date of issuance.

On March 31, 2005, the Company issued 25,000 shares of class A common stock and a warrant exercisable for 25,000 shares of the Company’s class A common stock at an exercise price of $3.00 per share to Murdock Capital Partners Corp. as consideration for investor relations services. These shares and warrants were valued at $31,000, in the aggregate, and are included in selling, general and administrative for the three months ended March 31, 2005. The shares are restricted for one year from the date of issuance. The warrants are exercisable immediately with the underlying shares restricted for one year from the date of issuance.

(6)	Common Stock Warrants and Additional Investment Rights

As a part of the private placements discussed in note 5 and a private placement completed in November 2003 (the “Biegert Transaction”), which included the issuance of warrants to purchase 802,568 shares of the Company’s class A common stock, the Company evaluated the issuances of warrants and additional investment rights to determine the effect, if any, of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” In accordance with EITF 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The registration rights agreements for both the Biegert Transaction and the Sage Transaction provided that if the registration statements for the warrants and additional investment rights did not remain effective, it was possible the Company would be required to make cash payments, as liquidated damages. In accordance with EITF 00-19, the fair values of the warrants and the additional investment rights were accounted for as a liability, and subsequent changes in their fair value are reflected in the consolidated statement of operations.

Effective December 31, 2004, the registration rights agreements for both the Biegert Transaction and the Sage Transaction were amended to clarify that the Company is not liable for liquidated damages with respect to the warrant shares.

Under EITF 00-19, this amendment changed the accounting for the warrant shares, which were reclassified to additional paid in capital on December 31, 2004.

The increase in the fair value of the Biegert Transaction warrants was $334,000 for the three month period ended March 31, 2004, and is recorded as expense and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The decrease in the fair value of the Sage Transaction warrants was $1.4 million for the three month period ended March 31, 2004, and is recorded as income and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The decrease in the fair value of the Sage Transaction additional investment rights was $1.1 million for the three month period ended March 31, 2004, and is recorded as income and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

Upon completion of both the HBK Transaction and the HBK II Transaction, the warrants issued in the Sage Transaction were re-priced to reflect the price per share of the stock issued in these transactions. The effect of the re-pricing on December 2, 2004 is included in the change in fair value of these warrants for the three months ended December 31, 2004. The effect of the re-pricing on January 27, 2005 from $1.60 per share to $1.40 per share is $22,000 and is recorded as expense and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations for the three months ended March 31, 2005.

(7)	Stock Plan

A summary of stock option transactions for the three months ended March 31, 2005 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2004	4,576,919	$2.10	7.75

Granted	401,500	1.16
Exercised	(7,252)	0.57
Cancelled	(49,339)	1.68

Balance outstanding, March 31, 2005	4,921,828	$2.03	7.69

(8)	Segment Information

The Company’s reportable segments consist of AIS products and services and FST products and services. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Revenue:
Animal Information Solutions	$91,853	$65,750
Food Safety Technologies	659,071	108,571

Total	$750,924	$174,321

Cost of revenue:
Animal Information Solutions	$29,432	$20,902
Food Safety Technologies	298,540	46,547

Total	$327,972	$67,449

Gross profit:
Animal Information Solutions	$62,421	$44,848
Food Safety Technologies	360,531	62,024

Total	$422,952	$106,872

The Company’s assets and other statement of operations data are not allocated to a segment. During the three months ended March 31, 2005, 83% of total revenues were from one FST customer and during the three months ended March 31, 2004, 52% of total revenues were from one FST customer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will” and words of similar meaning. These statements include statements regarding, among other things, our product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop “brand” awareness and market acceptance of our products and services. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the acceptance by our customers of our products and services, our ability to grow revenue, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation, our products’ current stage of development, the need for additional financing, competition in various aspects of our business and other risks described in this report and in our other reports on file with the Securities and Exchange Commission. Other factors that may cause such a difference include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained in this report.

In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2004 Form 10-K Annual Report and should be considered while evaluating our business, financial condition, results of operations and prospects.

Overview

We are a technology company focusing on individual-animal tracking, food-safety and database management services to the agricultural, foodservice and healthcare industries. We are developing a portfolio of innovative products, including VerifEYE™ Solo™, Carcass Inspection System (“CIS”) and HandScan™ contamination detection systems, for use in beef processing, and potentially in restaurants, nursing homes, hospitals, and retail food processors. Our agricultural products include CattleLog™, a USDA-approved Process Verified Program (“PVP”) providing individual animal data collection and reporting that enables livestock tracking, verification, and branding. We are structured into two business segments, Food Safety Technologies (“FST”) and Animal Information Solutions (“AIS”).

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

If we are unable to generate significantly higher sales from our products and services in 2005, we will need to pursue additional sources of liquidity. Because additional sources of liquidity may not be available to us on acceptable terms, if at all, we are considering alternative business strategies relating to the development, marketing and sales of our products and services from those described in this report. However, there can be no assurance that any of these alternative strategies, if adopted, would be successful. See “Factors Affecting Our Business, Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following discussion of our financial condition, results of operations and liquidity should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report.

Liquidity and Capital Resources

In January 2005, we completed a private equity placement of common stock and warrants, receiving $4.1 million in cash. Cash and cash equivalents as of March 31, 2005 were $8.0 million. Increases in sales of our products are expected to be the most important source of future cash flow. We expect that our existing cash balances, working capital and sales of our products and services will be sufficient to meet our cash flow needs for the next twelve months. Unless we are able to generate significantly higher sales from our products and services in 2005, we will need to seek additional sources of liquidity and implement cost control measures. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to us. If we are unable to significantly grow our sales or raise additional funds, our business may not ultimately be financially viable.

If required, we will continue to explore the need for other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through alternative debt financing that provides for the issuance of equity securities or through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See “Factors Affecting Our Business, Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Sources and Uses of Cash

As of March 31, 2005, we had cash and cash equivalents totaling $8.0 million compared to $6.0 million at December 31, 2004. Our working capital balance as of March 31, 2005 was $7.7 million compared to $5.3 million as of December 31, 2004.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $1.9 million for the three months ended March 31, 2005 and consisted primarily of net operating losses offset by changes in working capital.

Net cash used in investing activities was $84,000 for the three months ended March 31, 2005. Our investing activities consist primarily of capital expenditures offset by proceeds from the sale of Professional Cattle Consultants (“PCC”) assets in March 2005.

Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2005. Our financing activities consist primarily of a private equity placement, which resulted in net proceeds of $3.8 million and $196,000 in proceeds from the exercise of stock options.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, the adoption and timely implementation of our products and our reduction of net cash outflow.

Other Matters

There were no changes in the components of the Company’s critical accounting policies during the quarter ended March 31, 2005.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

Our stock has been trading below $1 since March 17, 2005 and we are currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. We have been provided 180 calendar days, or until October 31, 2005, to regain compliance. If at any time before October 31, 2005, the bid price of our stock closes at $1 per share or more for a minimum of 10 consecutive business days, we will regain compliance. If we have not regained compliance by October 31, 2005, Nasdaq will determine if we meet the Nasdaq SmallCap Market initial listing criteria, except for the bid price requirement. If we meet the initial listing criteria, other than the bid price requirement, we will be granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to delist our common stock.

Ultimately, non-compliance could result in Nasdaq delisting our common stock. Such delisting could have an adverse effect on the liquidity of our common stock and could also impact our ability to raise additional equity capital, if necessary.

Results of Operations

Three months ended March 31, 2005 and March 31, 2004

Revenue

Revenue increased by 331% to $751,000 for the quarter ended March 31, 2005 from $174,000 for the quarter ended March 31, 2004. This increase is due primarily to revenues from the sale of one CIS unit, previously under a lease agreement, and the lease of two CIS units in the current quarter compared to the lease of one CIS unit in the same period a year ago.

Cost of Revenue

Cost of revenue increased by 386% to $328,000 for the quarter ended March 31, 2005 from $67,000 for the quarter ended March 31, 2004. This increase is due principally to the cost of revenues associated with the sale of the CIS unit. We generated a gross profit of $423,000 and $107,000 for the quarters ended March 31, 2005 and 2004, respectively. The increase in gross profit is due primarily to the increase in VerifEYE CIS revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 21% to $1.3 million for the quarter ended March 31, 2005 from $1.7 million for the quarter ended March 31, 2004, reflecting primarily decreased corporate and divisional expenses for salaries and wages and a $100,000 gain on the sale of PCC assets. In addition, this decrease is partially due to a non-cash expense of $113,000 incurred in the prior year quarter as the result of accelerating the vesting and extending the expiration date of stock options in accordance with a separation agreement with an officer of the Company.

Technology and Development

Our technology and development expenses increased 11% to $491,000 for the quarter ended March 31, 2005 from $442,000 for the quarter ended March 31, 2004, reflecting an increase in development costs for a prototype unit for HandScan, our hand hygiene product, and other derivative VerifEYE products. As we continue to expand VerifEYE derivative products, such as HandScan, these costs are expected to increase.

Depreciation

Depreciation expense decreased 33% to $355,000 for the quarter ended March 31, 2005 from $529,000 for the quarter ended March 31, 2004. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the year ended March 31, 2005.

Other Income and Expense

Interest and other income, net decreased to $127,000 for the quarter ended March 31, 2005 from $325,000 for the quarter ended March 31, 2004. Interest and other income, net for the quarter ended March 31, 2005 consists of interest income of $37,000 and miscellaneous income consisting of the receipt of $88,000 for the sale of technology rights and miscellaneous income of $2,000. Interest and other income, net for the quarter ended March 31, 2004 consists of interest income of $11,000 and miscellaneous income consisting of a $306,000 gain due to the favorable settlement of a capital lease obligation and the receipt of $25,000 in royalty payments offset by miscellaneous rental expense of $17,000.

Interest expense was $4,000 for both the quarter ended March 31, 2005 and the quarter ended March 31, 2004.

Net (increase) decrease in fair value of common stock warrants and additional investment rights of $(22,000) for the quarter ended March 31, 2005, represents the change in fair value of the warrants due to the re-pricing of the Sage warrants from $1.60 per share to $1.40 per share effective as of the completion of the private equity financing on January 27, 2005. Net (increase) decrease in fair value of common stock warrants and additional investment rights of $2.2 million for the quarter ended March 31, 2004, represents the decrease in fair value of the warrants and the decrease in fair value of additional investment rights that we issued in connection with our January 2004 private equity financing, from the transaction date of January 23, 2004 through March 31, 2004 of $1.4 million and $1.1 million, respectively, offset by the $(334,000) increase in fair value of the warrants issued in our November 2003 private equity financing from December 31, 2003 to March 31, 2004. These transactions are more fully described in notes 5 and 6 to the condensed financial statements.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended March 31, 2005 or the quarter ended March 31, 2004.

Discontinued Operations

The gain from discontinued operations was $20,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively. The gain from discontinued operations relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of March 31, 2005, our investments consisted of $7.0 million in cash equivalents with maturities of less than three months and a $75,000 certificate of deposit, which matures on June 2, 2005. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005. Except as described below, there was no change in our internal control over financial reporting during the first quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2005, in connection with the audit of our financial statements for the year ended December 31, 2004, our independent registered public accounting firm informed us and our Audit Committee that it had identified a material weakness in our internal controls over financial reporting. The material weakness related to the Company’s failure to review two contracts on a timely basis, in accordance with the policy we had in place at the time. Our independent registered public accounting firm and management discussed the weakness with our Audit Committee. While the Company believes that it had an adequate policy in place at the time, the Company agreed with our independent registered public accounting firm that implementation of policies to enhance controls in this area should be made. In order to remediate this matter, management and the Audit Committee have taken steps to enhance financial management’s monitoring and review activity for all contracts entered into by the Company, in order to properly determine the financial impact of contractual terms on a timely basis.

The Company believes the above measures have appropriately remediated the matter identified by our independent registered public accounting firm as a material weakness. Management and our Audit Committee will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2005, we issued 2,900,000 shares of our class A common stock at $1.40 per share and warrants exercisable for 435,000 shares of our class A common stock at an exercise price of $1.75 per share to Steelhead Investments Ltd., Cranshire Capital LP and Omicron Master Trust for $4.1 million in cash. The shares issued in this private placement and issuable pursuant to the warrants issued in this private placement have been registered with the SEC for resale pursuant to a registration statement that went effective on April 6, 2005. We have used and will use the proceeds of this issuance of securities for cash for general corporate purposes.

In February 2005, we issued 25,424 shares of our class A common stock to Kenneth G. Jordan as consideration for consulting services.

In March 2005, we issued 25,000 shares of our class A common stock and a warrant exercisable for 25,000 shares of the Company’s class A common stock at an exercise price of $3.00 per share to Murdock Capital Partners Corp. as consideration for investor relations services.

The above referenced shares were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. Each purchaser was afforded an opportunity to review all documents and ask questions of our officers pertaining to matters they deemed material to an investment in our class A common stock.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description	Reference
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Robert E. Drury Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2005	EMERGE INTERACTIVE, INC.

	By:	/s/ DAVID C. WARREN
David C. Warren
President, Chief Executive
Officer and Director (Principal
Executive Officer)

/s/ ROBERT E. DRURY
Robert E. Drury
Executive Vice President and Chief Financial
Officer (Principal Financial and
Accounting Officer)