Form 10-K/A
period 2004-12-31
EMERGE INTERACTIVE INC
filed 2005-06-07
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

eMerge Interactive, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K to amend and restate the Exhibits filed under Item 15(a)(3) to include certain letter agreements between the Company and four of its executive officers that were inadvertently omitted from the original Exhibits.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with this Form 10-K Report

(1)	The Consolidated Financial Statements and Schedules listed below are located after the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, beginning on page F-1:

(3)	Exhibits

The exhibits that are required to be filed are listed in the Exhibit Index found on pages 3, 4 and 5 hereof and are incorporated by reference herein. Exhibits 10.1, 10.13 and 10.33–10.39 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 7, 2005	EMERGE INTERACTIVE, INC.

By:

/s/ DAVID C. WARREN
David C. Warren
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ ROBERT E. DRURY
Robert E. Drury
Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Second Amended and Restated Certificate of Incorporation of eMerge Interactive (Exhibit 3.1)	(1)

3.2	Amended and Restated Bylaws of eMerge Interactive (Exhibit 3.2)	(1)

3.3	First Certificate of Correction Filed to Correct a Certain Error in the Second Amended and Restated Certificate of Incorporation of eMerge Interactive, Inc.	(2)

3.4	Second Certificate of Correction Filed to Correct a Certain Error in the Second Amended and Restated Certificate of Incorporation of eMerge Interactive, Inc.	(2)

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1	Amended and Restated 1996 Equity Compensation Plan (Exhibit 10.1)	(1)

10.3	Registration Rights Agreement dated July 18, 1997 (Exhibit 10.17)	(1)

10.4	Stockholders Agreement dated July 29, 1998 among eMerge Interactive, and individuals designated as the former shareholders of STS Agriventures, Ltd. (Exhibit 10.8)	(1)

10.5	Stockholders’ and Registration Rights Agreement dated February 24, 1999 (Exhibit 10.19)	(1)

10.6	Joinder and Correction to Stockholders and Registration Rights Agreement dated March 29, 1999 (Exhibit 10.20)	(1)

10.7	Preferred Stock Purchase Agreement dated April 1, 1999 (Series C Preferred Stock) (Exhibit 10.15)	(1)

10.8	Exclusive License Agreement between Iowa State University Research Foundation, Inc., and eMerge dated August 3, 1999 (Exhibit 10.33)	(1)

10.9	Cooperative Research and development Agreement between USDA’s Agricultural Research Service, eMerge and Iowa State University of Science and Technology concerning Methods for Detecting Fecal and Ingesta Contamination on Meat dated August 4, 1999 (Exhibit 10.32)	(1)

10.10	Toll Processing Agreement dated August 16, 1999 between eMerge Interactive and ADM Animal Health & Nutrition, a division of Archer-Daniels-Midland Company (Exhibit 10.28)	(1)

10.11	Securities Purchase Agreement dated October 27, 1999 between eMerge Interactive Technologies, LLC and Internet Capital Group, Inc. (Exhibit 10.30)	(1)

10.12	Equipment and Technology License Agreement by and between Excel Corporation and eMerge Interactive, Inc. (Exhibit 10.45)	(3)

10.13	Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.46)	(3)

10.14	Real Property Lease between XL Realty, Corp. and eMerge Interactive, Inc. dated April 1, 2003 (Exhibit 10.57)	(4)

10.15	Securities Purchase Agreement, effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.1)	(5)

10.16	Registration Rights Agreement effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.2)	(5)

10.17	Common Stock Purchase Warrant effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.3)	(5)

10.18	Securities Purchase Agreement effective as of January 22, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.5)	(6)

10.19	Form of Common Stock Purchase Additional Investment Right effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.7)	(6)

10.20	Registration Rights Agreement effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.8)	(6)

10.21	Form of Common Stock Purchase Warrant effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust. (Exhibit 10.6)	(6)

10.22	Equipment Lease Agreement dated November 21, 2003 by and between Excel Corporation and eMerge Interactive, Inc. (Exhibit 10.51)	(7)

10.23	Securities Purchase Agreement, dated as of November 22, 2004, by and among eMerge Interactive, Inc. and the investor parties thereto (Exhibit 10.1)	(8)

10.24	Form of Warrant, dated as of December 2, 2004, issued by eMerge Interactive Inc. to each of Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.2)	(9)

10.25	Form of Additional Investment Right, dated as of December 2, 2004, issued by eMerge Interactive, Inc. to each of Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.3)	(9)

10.26	Registration Rights Agreement, dated as of December 2, 2004, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.4)	(9)

10.27	Warrant, dated as of December 2, 2004, issued by eMerge Interactive, Inc. to Roth Capital Partners, LLC (Exhibit 10.5)	(9)

10.28	Securities Purchase Agreement, dated as of January 12, 2005, by and among eMerge Interactive, Inc. and the investor parties thereto (Exhibit 10.1)	(10)

10.29	Form of Warrant, dated as of January 27, 2005, issued by eMerge Interactive, Inc. to each of Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.2)	(11)

10.30	Registration Rights Agreement, dated as of January 27, 2005, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.3)	(11)

10.31	Amendment to Warrants, dated as of January 27, 2005, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.4)	(11)

10.32	Amendment to Additional Investment Rights, dated as of January 27, 2005, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.5)	(11)

10.33	Letter Agreement, dated December 28, 1999, by and between eMerge Interactive, Inc. and Richard Stroman, regarding the terms of Mr. Stroman’s employment with eMerge Interactive, Inc.	*

10.34	Letter Agreement, dated February 17, 2000, by and between eMerge Interactive, Inc. and Mark S. Fox, regarding the terms of Mr. Fox’s employment with eMerge Interactive, Inc.	*

10.35	Letter Agreement, dated August 23, 2001, by and between eMerge Interactive, Inc. and David C. Warren, regarding the terms of Mr. Warren’s employment with eMerge Interactive, Inc.	*

10.36	Letter Agreement, dated October 10, 2002, by and between eMerge Interactive, Inc. and Mark S. Fox, regarding an addendum to the terms of Mr. Fox’s employment with eMerge Interactive, Inc.	*

10.37	Letter Agreement, dated October 10, 2002, by and between eMerge Interactive, Inc. and Richard Stroman, regarding an addendum to the terms of Mr. Stroman’s employment with eMerge Interactive, Inc.	*

10.38	Letter Agreement, dated October 10, 2002, by and between eMerge Interactive, Inc. and David C. Warren, regarding an addendum to the terms of Mr. Warren’s employment with eMerge Interactive, Inc.	*

10.39	Letter Agreement, dated June 7, 2004, by and between eMerge Interactive, Inc. and Robert Drury, regarding the terms of Mr. Drury’s employment with eMerge Interactive, Inc.	*

23.1	Consent of Independent Registered Public Accounting Firm	(2)

31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Robert E. Drury Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-1 (No. 333-89815), filed with the Commission.
(2)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2004, filed with the Commission.
(3)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2002, filed with the Commission.
(4)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended March 31, 2003.
(5)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-111446), filed with the Commission on December 22, 2003.
(6)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-113082), filed with the Commission on February 25, 2004.
(7)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2003, filed with the Commission.
(8)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated November 22, 2004, filed with the Commission.
(9)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated December 2, 2004, filed with the Commission.
(10)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated January 12, 2005, filed with the Commission.
(11)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated January 27, 2005, filed with the Commission.
*	Filed herewith.