Form 10-Q
period 2005-06-30
EMERGE INTERACTIVE INC
filed 2005-08-10
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

(Address of principal executive offices including zip code)

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

The number of shares of the registrant’s class A common stock, $0.008 par value per share, outstanding as of August 5, 2005, was 51,536,808.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For the Three and Six Months Ended June 30, 2005)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,133,146	$5,954,976
Trade accounts receivable, less allowance for doubtful accounts of $185,394 in 2005 and $360,362 in 2004	46,661	244,766
Inventories	334,058	381,076
Prepaid expenses and other assets	660,189	610,201

Total current assets	7,174,054	7,191,019

Property, plant and equipment, net of accumulated depreciation of $9,600,396 as of June 30, 2005 and $10,107,816 as of December 31, 2004	1,481,538	2,355,587
Food safety systems installed at customers, net of accumulated depreciation of $99,597 as of June 30, 2005 and $122,435 as of December 31, 2004	536,436	457,327
Other assets	37,500	—

Total assets	$9,229,528	$10,003,933

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$4,371	$—
Accounts payable	215,031	336,146
Accrued liabilities:
Salaries and benefits	387,473	184,363
Legal and professional	173,714	214,184
Other	52,638	51,172
Advance payments from customers – current portion	869,971	1,083,508

Total current liabilities	1,703,198	1,869,373

Capital lease obligation, excluding current installments	9,634	—
Advance payments from customers – long term	952,302	1,419,120

Total liabilities	2,665,134	3,288,493

Stockholders’ equity:
Common stock, $.008 par value per share, authorized 100,000,000 shares:
Class A common stock: designated 92,711,110 shares; outstanding 50,379,331 shares as of June 30, 2005 and 47,404,905 shares as of December 31, 2004	412,986	389,191
Additional paid-in capital	215,622,654	211,755,546
Accumulated deficit	(209,043,209)	(205,001,260)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)

Total stockholders’ equity	6,564,394	6,715,440

Total liabilities and stockholders’ equity	$9,229,528	$10,003,933

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenue
Products	$69,469	$33,615
Leases	173,508	118,978
Services	91,623	59,881

Total revenue	334,600	212,474

Cost of revenue
Products	185,761	158,823
Leases	46,178	39,335
Services	17,165	5,316

Total cost of revenue	249,104	203,474

Gross profit	85,496	9,000

Operating expenses:
Selling, general and administrative	1,506,840	1,953,800
Technology and development	700,936	563,020
Depreciation	314,556	458,736

Total operating expenses	2,522,332	2,975,556

Operating loss	(2,436,836)	(2,966,556)

Interest and other income (expense), net	47,553	(4,122)
Interest expense	(4,858)	(5,273)
Gain (loss) on disposal of assets	(19,405)	10,660
Net (increase) decrease in fair value of common stock warrants and additional investment rights	—	168,583

Loss from continuing operations before income taxes	(2,413,546)	(2,796,708)
Income tax expense (benefit)	—	—

Loss from continuing operations	(2,413,546)	(2,796,708)

Discontinued operations:
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2005 and 2004	1,399	(19,337)

Net loss	$(2,412,147)	$(2,816,045)

Loss from continuing operations per common share – basic and diluted	$(0.05)	$(0.06)

Net loss per common share – basic and diluted	$(0.05)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	50,371,312	44,308,795

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenue
Products	$516,214	$67,498
Leases	412,822	209,038
Services	156,487	110,260

Total revenue	1,085,523	386,796

Cost of revenue
Products	443,828	192,096
Leases	109,555	61,709
Services	23,692	17,118

Total cost of revenue	577,075	270,923

Gross profit	508,448	115,873

Operating expenses:
Selling, general and administrative	2,827,997	3,624,100
Technology and development	1,191,919	1,004,909
Depreciation	669,123	987,580

Total operating expenses	4,689,039	5,616,589

Operating loss	(4,180,591)	(5,500,716)

Interest and other income, net	174,352	321,024
Interest expense	(9,343)	(8,783)
Gain (loss) on disposal of assets	(25,695)	10,760
Net (increase) decrease in fair value of common stock warrants and additional investment rights	(21,614)	2,328,864

Loss from continuing operations before income taxes	(4,062,891)	(2,848,851)
Income tax expense (benefit)	—	—

Loss from continuing operations	(4,062,891)	(2,848,851)

Discontinued operations:
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2004 and 2003	20,942	(18,055)

Net loss	$(4,041,949)	$(2,866,906)

Loss from continuing operations per common share – basic and diluted	$(0.08)	$(0.07)

Net loss per common share – basic and diluted	$(0.08)	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	48,899,108	43,852,652

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,041,949)	$(2,866,906)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	744,720	1,023,167
(Gain) loss on disposal of equipment	25,210	(10,760)
Stock compensation	4,813	360,063
Issuance of common stock for services	60,552	60,000
Reserve for inventory obsolescence	104,914	140,504
Increase (decrease) in fair value of common stock warrants and additional investment rights	21,614	(2,328,864)
Gain on sale of other assets	(100,000)	—
Gain on settlement of contract	—	(305,719)
Changes in operating assets and liabilities:
Trade accounts receivable, net	198,105	4,555
Inventories	138,813	(149,967)
Prepaid expenses and other assets	(229,256)	(63,458)
Due from related parties, net	—	(4,531)
Accounts payable and accrued liabilities	42,991	(258,942)
Advance payments from customers	(680,356)	810,866

Net cash used for operating activities	(3,709,829)	(3,589,992)

Cash flows from investing activities:
Purchases of property and equipment	(155,751)	(278,684)
Proceeds from sale of property, plant and equipment	45	10,760
Proceeds from sale of other assets	50,000	—

Net cash used for investing activities	(105,706)	(267,924)

Cash flows from financing activities:
Net proceeds from issuance of common stock	203,594	850,720
Payments on capital lease obligation	(1,987)	(214,000)
Net proceeds from private equity placement	3,792,098	6,544,998

Net cash provided by financing activities	3,993,705	7,181,718

Net change in cash and cash equivalents	178,170	3,323,802

Cash and cash equivalents, beginning of period	5,954,976	1,553,394

Cash and cash equivalents, end of period	$6,133,146	$4,877,196

Supplemental disclosures:
Cash paid for interest	$8,783	$15,688
Non-cash investing and financing activities:
Issuance of note receivable for sale of other assets	50,000	—
Capital lease for equipment	15,992	—
Return of property under capital lease	—	84,603

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

The accompanying condensed financial statements of the Company (other than the December 31, 2004 balance sheet, which has been derived from audited financial statements) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2005, and the results of operations and cash flows for the three and six-month periods ended June 30, 2005 and 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

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

Revenues from the sale of hand-held VerifEYE™ Solo™ units and Carcass Inspection System (“CIS”) products and related services that include multiple deliverables, such as after-market supplies or services, are allocated based on the relative fair values of the individual components as determined in accordance with the revenue recognition principles of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue allocated to each component is recognized as products are shipped or services are provided.

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

As of June 30, 2005, the Company has two stock-based employee compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, the Company has elected to account for its stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under the Company’s stock plans because the exercise price of all options granted was equal to the current market value of the stock on the grant date. If the Company had elected to adopt the fair value based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(2,412,147)	$(2,816,045)	$(4,041,949)	$(2,866,906)
Add: Stock-based employee compensation expense (related to modified options) included in reported net loss	4,813	247,540	4,813	360,063
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(319,727)	(1,088,278)	(801,858)	(1,974,167)

Pro forma net loss	$(2,727,061)	$(3,656,783)	$(4,838,994)	$(4,481,010)

Net loss per share as reported – basic and diluted	$(0.05)	$(0.06)	$(0.08)	$(0.07)

Pro forma net loss per share – basic and diluted	$(0.05)	$(0.08)	$(0.10)	$(0.10)

As a result of the issuance of the revision of SFAS No. 123 discussed in note 1(e) below, the Company will be required, beginning in the first quarter of 2006, to expense stock compensation related to options using a fair value based method.

(e)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the Company’s statements of operations over the period during which the employee is required to provide such services. Under the provisions of SFAS No. 123R, the Company expects to apply the modified prospective application of this statement with an effective date of January 1, 2006. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock based compensation among other changes, will apply to awards granted after the effective date and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. As of June 30, 2005, the Company expects to record a total expense of approximately $730,000 for the year ended December 31, 2006 from unamortized compensation expense related to stock options granted, as determined in accordance with SFAS No. 123. In addition, for any new awards that may be granted during 2005 and 2006, the Company may incur additional expense during the year ended December 31, 2006 that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on its financial statements.

(f)	Reclassifications

Certain amounts previously reflected in the prior year statement of operations have been reclassified to conform to the Company’s 2005 presentation. The reserve for obsolete inventory has been moved to cost of revenues – products from selling, general and administrative expenses. This reclassification had no effect on previously reported net loss.

(g)	Use of estimates

Generally accepted accounting principles require management to make estimates and assumptions during the preparation of the Company’s financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

(2)	Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $209.0 million as of June 30, 2005. For the six months ended June 30, 2005, the Company incurred a net loss of approximately $4.0 million and negative cash flows from operations of $3.7 million. The Company’s objectives are to increase its revenue related to sales of both AIS products and services and Food Safety Technologies (“FST”) products and services, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. Cash and cash equivalents at June 30, 2005 is $6.1 million. The Company expects that it will meet its cash requirements with cash on hand and the expected cash flows from operations in 2005. However, if sales from products and services do not meet expectations in 2005, the Company will need to seek additional sources of liquidity and implement further cost control measures. There can be no assurance that sources of liquidity will be available in amounts and on terms that are acceptable to the Company.

The Company’s common stock has been trading below $1 since March 17, 2005, and it is currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. The Company has been provided 180 calendar days, or until October 31, 2005, to regain compliance. If at any time before October 31, 2005, the bid price of the stock closes at $1 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance. If the Company has not regained compliance by October 31, 2005, Nasdaq will determine if the Company meets the Nasdaq SmallCap Market initial listing criteria, except for the bid price requirement. If the Company meets the initial listing criteria, other than the bid price requirement, it will be granted an additional 180 calendar day period to regain compliance. If the Company is not eligible for an additional compliance period, Nasdaq will provide written notification that the Company’s common stock will be delisted, at which time, the Company may appeal Nasdaq’s determination. Ultimately, non-compliance could result in Nasdaq delisting the Company’s common stock. Such delisting could have an adverse effect on the liquidity of the Company’s common stock and could also impact the Company’s ability to raise additional equity capital, if necessary.

(3)	Inventories

Inventories as of June 30, 2005 and December 31, 2004 consist of:

	June 30, 2005	December 31, 2004
Raw materials	$223,237	$325,535
Work-in-process	36,971	35,491
Finished goods	73,850	20,050

	$334,058	$381,076

Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future demand and market conditions. Based on this analysis, the Company recorded a provision for obsolescence of $104,914 and $140,504, for the three and six-month periods ended June 30, 2005 and 2004, respectively, which is included in cost of revenues – products, in the condensed statement of operations.

(4)	Related Party Transactions

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $110,000 and $149,000 for the six months ended June 30, 2005 and 2004, respectively. Effective June 10, 2005, XL Realty Corp. sold the property to an unrelated party and there will be no additional rent paid to XL Realty Corp. XL Realty Corp. is owned by Safeguard Scientifics, Inc., which owns 7,524,577 shares of the Company’s class A common stock, or 14.9% of the outstanding shares as of June 30, 2005.

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

On December 2, 2004, the Company issued 2,500,000 shares of class A common stock to a group of investors in a private placement transaction (the “HBK Transaction”) for $1.60 per share, receiving gross proceeds of $4.0 million. In connection with the transaction, the Company issued warrants to purchase 875,000 shares of the Company’s class A common stock and additional investment rights to purchase 1,250,000 shares of the Company’s class A common stock. The exercise price of the warrants is $2.00 per share and the exercise price of the additional investment rights is $1.60 per share. The warrants became exercisable on June 2, 2005, and expire on December 2, 2009. The additional investment rights are currently exercisable and expire on September 22, 2005, the 180th trading day after the effective date of the registration statement relating to the HBK Transaction. The shares issued in this private placement and issuable pursuant to the warrants and additional investment rights issued in this private placement have been registered with the SEC for resale pursuant to a registration statement, which went effective on January 6, 2005. The $3.7 million of net proceeds were recorded in stockholders’ equity. As part of this transaction, the Company issued warrants exercisable for 150,000 shares of the Company’s class A common stock at an exercise price of $2.30 per share to the placement agent as consideration for providing financial and advisory services.

On January 27, 2005, the Company issued 2,900,000 shares of class A common stock to a group of investors in a private placement transaction (the “HBK II Transaction”) for $1.40 per share, receiving gross proceeds of $4.1 million. In connection with the transaction, the Company issued warrants to purchase 435,000 shares of the Company’s class A common stock. The exercise price of the warrants is $1.75 per share. The warrants are exercisable at any time after the six-month anniversary of the date of issuance, or July 27, 2005, and expire on January 27, 2010. The shares issued in this private placement and issuable pursuant to the warrants issued in this private placement have been registered with the SEC for resale pursuant to a registration statement, which went effective on April 6, 2005. The $3.8 million of net proceeds were recorded in stockholders’ equity.

On February 1, 2005, the Company issued 25,464 shares of class A common stock to Kenneth G. Jordan as consideration for consulting services. These shares were valued at $30,000 and this expense is included in selling, general and administrative expenses in the condensed statement of operations for the six months ended June 30, 2005. These shares are restricted for one year from the date of issuance.

On March 31, 2005, the Company issued 25,000 shares of class A common stock and a warrant exercisable for 25,000 shares of the Company’s class A common stock at an exercise price of $3.00 per share to Murdock Capital Partners Corp. as consideration for investor relations services. These shares and warrants were valued at $31,000, in the aggregate, and are included in selling, general and administrative expenses in the condensed statement of operations for the six months ended June 30, 2005. The shares are restricted for one year from the date of issuance. The warrants are exercisable immediately with the underlying shares restricted for one year from the date of issuance.

(6)	Common Stock Warrants and Additional Investment Rights

As a part of the private placements discussed in note 5 and a private placement completed in November 2003 (the “Biegert Transaction”), which included the issuance of warrants to purchase 802,568 shares of the Company’s class A common stock, the Company evaluated the issuances of warrants and additional investment rights to determine the effect, if any, of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” In accordance with EITF 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The registration rights agreements for both the Biegert Transaction and the Sage Transaction provided that if the registration statements for the warrants and additional investment rights did not remain effective, it was possible the Company would be required to make cash payments, as liquidated damages. In accordance with EITF 00-19, the fair values of the warrants and the additional investment rights were accounted for as a liability, and subsequent changes in their fair value are reflected in the condensed statement of operations.

Effective December 31, 2004, the registration rights agreements for both the Biegert Transaction and the Sage Transaction were amended to clarify that the Company is not liable for liquidated damages with respect to the warrant shares. Under EITF 00-19, this amendment changed the accounting for the warrant shares, which were reclassified to additional paid in capital on December 31, 2004.

The increase in the fair value of the Biegert Transaction warrants was $40,000 and $374,000 for the three and six month periods ended June 30, 2004, and is recorded as expense and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The decrease in the fair value of the Sage Transaction warrants was $3,000 and $1.4 million for the three and six month periods ended June 30, 2004, and is recorded as income and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The decrease in the fair value of the Sage Transaction additional investment rights was $206,000 and $1.3 million for the three and six month periods ended June 30, 2004, and is recorded as income and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

Upon completion of both the HBK Transaction and the HBK II Transaction, the warrants issued in the Sage Transaction were re-priced to reflect the price per share of the stock issued in these transactions. The effect of the re-pricing on December 2, 2004 is included in the change in fair value of these warrants for the three months ended December 31, 2004. The effect of the re-pricing on January 27, 2005 from $1.60 per share to $1.40 per share is $22,000 and is recorded as expense and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations for the six months ended June 30, 2005.

(7)	Stock Plan

A summary of stock option transactions for the six months ended June 30, 2005 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2004	4,576,919	$2.10	7.75

Granted	1,206,500	1.00
Exercised	(24,002)	0.49
Cancelled	(250,327)	1.66

Balance outstanding, June 30, 2005	5,509,090	$1.88	7.75

In June 2005, the Company accelerated the vesting of 7,450 stock options and extended the expiration date of 258,650 stock options for six months, recognizing expense of $4,813. This amount is included in technology and development expenses in the condensed statement of operations.

In January 2004, the Company accelerated the vesting of 91,499 stock options and extended the expiration date of 295,500 stock options for one year, recognizing expense of $112,523. This amount is included in selling, general and administrative expenses in the condensed statement of operations. In June 2004, the Company accelerated the vesting of 156,250 stock options and extended the expiration date of 523,000 stock options for two years, recognizing expense of $247,540. This amount is included in selling, general and administrative expenses in the condensed statement of operations.

(8)	Segment Information

The Company’s reportable segments consist of AIS products and services and FST products and services. AIS consists of animal tracking and data management services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit (loss) information related to these two segments for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Animal Information Solutions	$113,387	$69,928	$205,239	$135,679
Food Safety Technologies	221,213	142,546	880,284	251,117

Total	$334,600	$212,474	$1,085,523	$386,796

Cost of revenue:
Animal Information Solutions	$47,665	$13,054	$77,097	$33,957
Food Safety Technologies (1)	201,439	190,420	499,978	236,966

Total	$249,104	$203,474	$577,075	$270,923

Gross Profit (Loss):
Animal Information Solutions	$65,722	$56,874	$128,142	$101,722
Food Safety Technologies	19,774	(47,874)	380,306	14,151

Total	$85,496	$9,000	$508,448	$115,873

(1)	Cost of revenue for FST includes $104,914 and $140,504 in provision for obsolete inventory for the three and six months ended June 30, 2005 and 2004, respectively. Without this provision, the cost of revenue and gross profit would be $96,525 and $124,688, respectively, for the three months ended June 30, 2005, $49,916 and $92,630, respectively, for the three months ended June 30, 2004, $395,064 and $485,220, respectively, for the six months ended June 30, 2005 and $96,462 and $154,655, respectively, for the six months ended June 30, 2004.

The Company’s assets and other statement of operations data are not allocated to a segment. During the three months ended June 30, 2005, 63% of total revenues were from one FST customer and during the three months ended June 30, 2004, 66% of total revenues were from one FST customer. During the six months ended June 30, 2005, 77% of total revenues were from one FST customer and during the six months ended June 30, 2004, 60% of total revenues were from one FST customer.

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

In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2004 and should be considered while evaluating our business, financial condition, results of operations and prospects.

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

Key Indicators of Financial Condition and Operating Performance

We believe that sales growth will be our best indicator of success. We believe that increased sales volume will be necessary to permit us to generate a self-sustaining cash flow from operations. The success of our business model depends on the broad acceptance of our technologies into markets that have only recently begun to develop as a result of the growing focus on food safety and assurance. We believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in our nation’s food supply. However, potential customers for our products historically have been very slow to change and reluctant to adopt new technologies and business practices. This means that before the industry will fully embrace our primary technologies, like VerifEYE and CattleLog, they likely will conduct a substantial amount of due diligence and testing to ensure that the technology not only performs but also delivers an acceptable rate of return on their investment. Potential factors that may speed up industry adoption of our primary technologies include a regulatory or economic mandate that forces industry adoption.

Our business is currently dependent on the beef industry. Recent factors, including an ongoing trade dispute between the U.S. and Japan and the termination of the cattle trade between the U.S. and Canada, have come together to create poor market conditions in key segments of the U.S. beef industry. The discovery, in December 2003, of Bovine Spongiform Encephalopathy (“BSE”) in the U.S., led to the suspension of approximately $3.0 billion of annual beef exports. This negatively impacted the financial results of U.S. packers in 2004 and their prospects for 2005. Furthermore, the BSE discovery initiated the closure of live-cattle trade between the U.S. and Canada, which also put a financial burden on meat packers who have had to pay increasingly elevated cattle prices. As the domestic cattle supply dwindled in late 2004, several major packers announced reduced production levels and plant closures, citing economic losses related to the limited cattle supply. The result of these developments has been a reduction in U.S. cattle supply and unfavorable prospects for some segments of the industry in 2005. Among other implications of these industry conditions is that key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects.

Following a federal appeals court decision on July 15, 2005, the Canadian border has re-opened for live-cattle trade on a limited basis. However, the effect of this change on the U.S. cattle supply and future prospects for the various segments of the industry is unknown at this time, and it is anticipated that it will be several months or more before the effects of the re-opening will start to be realized by the industry.

Development of the first generation HandScan product was completed in the first quarter of 2005. Subsequently, the product was demonstrated to a number of potential major customers in both the foodservice and healthcare industries. Feedback from potential customers, as well as from a consultant’s study recently provided to us, indicated that large-scale acceptance of the Generation I HandScan product would be limited by the prospective price and size of the unit, as well as by its stationary nature. In addition, market research on the healthcare market indicated the need to identify contaminants in addition to fecal matter. As a result of this market feedback, we have begun the development of a Generation II HandScan product that would be less costly, smaller, lighter, and available in a wand-like device capable of scanning a variety of surfaces as well as hands. Testing of the initial engineering design is targeted for completion in August of 2005, and, if successful, the initial prototype would be market tested in late 2005.

If we are unable to generate significantly higher sales from our products and services in 2005, we will need to pursue additional sources of liquidity. Because additional sources of liquidity may not be available to us on acceptable terms, if at all, we are considering alternative business strategies relating to the development, marketing and sales of our products and services. As part of this process, we have retained AgriCapital Corporation and B. Riley & Company, Inc., in a joint engagement, to advise our management and the Board of Directors regarding a variety of alternative business strategies intended to address liquidity and shareholder value. This engagement is intended to cover a broad range of options for management and the Board of Directors to consider. Among the options to be considered will be to continue to implement our current plans and strategies, and, potentially, to consider pursuing prospective capital sources, investors, acquirers, licensees, and/or merger partners for all or part of our business. No decision has been reached regarding any option, and there can be no assurance of success regarding any alternative strategies that might ultimately be pursued. See “Factors Affecting Our Business, Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following discussion of our financial condition, results of operations and liquidity should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report.

Liquidity and Capital Resources

In January 2005, we completed a private equity placement of common stock and warrants, receiving net proceeds of $3.8 million in cash. Cash and cash equivalents as of June 30, 2005 were $6.1 million. Increases in sales of our products are expected to be the most important source of future cash flow. We expect that our existing cash balances, working capital and sales of our products and services will be sufficient to meet our cash flow needs for 2005. Unless we are able to generate significantly higher sales from our products and services in 2005, we will need to seek additional sources of liquidity and implement cost control measures. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to us. If we are unable to significantly grow our sales or raise additional funds, our business may not ultimately be financially viable.

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

Sources and Uses of Cash

As of June 30, 2005, we had cash and cash equivalents totaling $6.1 million compared to $6.0 million at December 31, 2004. Our working capital balance as of June 30, 2005 was $5.5 million compared to $5.3 million as of December 31, 2004.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $3.7 million for the six months ended June 30, 2005 and consisted primarily of net operating losses offset by changes in working capital.

Net cash used in investing activities was $106,000 for the six months ended June 30, 2005. Our investing activities consist primarily of capital expenditures offset by proceeds from the sale of our Professional Cattle Consultants (“PCC”) assets in March 2005.

Net cash provided by financing activities was $4.0 million for the six months ended June 30, 2005. Our financing activities consist primarily of a private equity placement, which resulted in net proceeds of $3.8 million and $204,000 in proceeds from the exercise of stock options.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, the adoption and timely implementation of our products and our reduction of net cash outflow.

Other Matters

There were no changes in the Company’s critical accounting policies during the quarter ended June 30, 2005.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

Our stock has been trading below $1 since March 17, 2005 and we are currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. We have been provided 180 calendar days, or until October 31, 2005, to regain compliance. If at any time before October 31, 2005, the bid price of our stock closes at $1 per share or more for a minimum of 10 consecutive business days, we will regain compliance. If we have not regained compliance by October 31, 2005, Nasdaq will determine if we meet the Nasdaq SmallCap Market initial listing criteria, except for the bid price requirement. If we meet the initial listing criteria, other than the bid price requirement, we will be granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, Nasdaq will provide written notification that our securities will be delisted, at which time we may appeal Nasdaq’s determination to delist our common stock.

Ultimately, non-compliance could result in Nasdaq delisting our common stock. Such delisting could have an adverse effect on the liquidity of our common stock and could also impact our ability to raise additional equity capital, if necessary.

Results of Operations

The dollar amounts included in the following discussion are rounded to the nearest thousand.

Three months ended June 30, 2005 and June 30, 2004

Revenue

Revenue increased by 58% to $335,000 for the quarter ended June 30, 2005 from $212,000 for the quarter ended June 30, 2004. This increase is due primarily to revenues from the lease of two CIS units in the current quarter compared to the lease of one CIS unit in the same period a year ago, increased CattleLog sales, and the addition of service revenues on the CIS unit sold in the first quarter of 2005.

Cost of Revenue

Cost of revenue increased by 22% to $249,000 for the quarter ended June 30, 2005 from $203,000 for the quarter ended June 30, 2004. This increase is due principally to the increase in revenues and the associated increase in direct costs. In addition, cost of revenue includes a write-off of obsolete inventory of $105,000 and $141,000 for the quarters ended June 30, 2005 and 2004, respectively. We generated a gross profit of $85,000 and $9,000 for the quarters ended June 30, 2005 and 2004, respectively. The increase in gross profit is due primarily to the increase in revenues from CIS and CattleLog and the effect of the provision for obsolete inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 23% to $1.5 million for the quarter ended June 30, 2005 from $2.0 million for the quarter ended June 30, 2004, reflecting primarily decreased corporate expenses for salaries and wages as well as lower professional services and insurance expenses in the current quarter. In addition, the prior year quarter includes a non-cash stock compensation expense of $248,000 incurred as the result of accelerating the vesting and extending the expiration date of stock options in accordance with a separation agreement with an officer of the Company.

Technology and Development

Our technology and development expenses increased 25% to $701,000 for the quarter ended June 30, 2005 from $563,000 for the quarter ended June 30, 2004, reflecting an increase in development costs for a prototype unit for HandScan, our hand hygiene product, and other derivative VerifEYE products. In addition, the increase is partially due to expenses incurred for the quarter ended June 30, 2005 as the result of severance compensation for a former officer of the Company. As we continue to expand VerifEYE derivative products, such as HandScan, technology and development costs are expected to increase.

Depreciation

Depreciation expense decreased 31% to $315,000 for the quarter ended June 30, 2005 from $459,000 for the quarter ended June 30, 2004. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the period ended June 30, 2005.

Other Income and Expense

Interest and other income (expense), net increased to $48,000 for the quarter ended June 30, 2005 from $(4,000) for the quarter ended June 30, 2004. Income for the quarter ended June 30, 2005 consists of interest income of $31,000 and miscellaneous rental income on a sublease of $17,000. Expense for the quarter ended June 30, 2004 consisted of miscellaneous rental expense of $51,000 offset by interest income of $12,000 and miscellaneous income consisting of $35,000 in royalty payments from a marine application technology.

Interest expense was $5,000 for both the quarter ended June 30, 2005 and the quarter ended June 30, 2004.

Net decrease in fair value of common stock warrants and additional investment rights of $169,000 in the quarter ended June 30, 2004, represents the net decrease in fair value of the warrants and the decrease in fair value of additional investment rights that we issued in connection with our January 2004 private equity financing, from March 31, 2004 through June 30, 2004 of $3,000 and $206,000, respectively, offset by the $(40,000) increase in fair value of the warrants issued in our November 2003 private equity financing from March 31, 2004 to June 30, 2004. These transactions are more fully described in notes 5 and 6 to the condensed financial statements.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended June 30, 2005 or the quarter ended June 30, 2004.

Discontinued Operations

The gain (loss) from discontinued cattle operations was $1,000 and $(19,000) for the three months ended June 30, 2005 and 2004, respectively. The gain from discontinued operations relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations. The loss relates primarily to the payment of legal expenses relating to previously closed cattle operations.

Six months ended June 30, 2005 and June 30, 2004

Revenue

Revenue increased by 181% to $1.1 million for the six months ended June 30, 2005 from $387,000 for the six months ended June 30, 2004. This increase is due primarily to revenues from the sale of one CIS unit, previously under lease agreement, the lease of two CIS units in the current year compared to the lease of one CIS unit in the same period a year ago, increased CattleLog revenues and the addition of service revenues on the CIS unit sold in the first quarter of 2005.

Cost of Revenue

Cost of revenue increased by 113% to $577,000 for the six months ended June 30, 2005 from $271,000 for the six months ended June 30, 2004. This increase is due principally to the increase in revenues and the associated increase in direct costs, particularly the cost of revenues associated with the sale of the CIS unit in the first quarter of 2005. Cost of revenues for the six months ended June 30, 2005 and 2004 includes a write-off of obsolete inventory of $105,000 and $141,000, respectively. We generated a gross profit of $508,000 and $116,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in gross profit is due primarily to the increase in revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 22% to $2.8 million for the six months ended June 30, 2005 from $3.6 million for the six months ended June 30, 2004, primarily due to decreased salary and benefits, professional fees and materials and supplies expense, as well as a $100,000 gain on the sale of PCC assets recognized in the first quarter of 2005. In addition, the decrease is partially due to a non-cash expense of $360,000 incurred in the prior year as the result of accelerating the vesting and extending the expiration date of stock options in accordance with separation agreements with two officers of the Company.

Technology and Development

Our technology and development expenses increased 19% to $1.2 million for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004, reflecting an increase in development costs for the prototype unit for HandScan and other derivative VerifEYE products. In addition, the increase is partially due to expenses incurred for the six months ended June 30, 2005 as the result of severance compensation for a former officer of the Company. As we continue to expand VerifEYE derivative products, such as HandScan, technology and development costs are expected to increase.

Depreciation

Depreciation expense decreased 32% to $669,000 for the six months ended June 30, 2005 from $988,000 for the six months ended June 30, 2004. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the last year.

Other Income and Expense

Interest and other income (expense), net decreased to $174,000 for the six months ended June 30, 2005 from $321,000 for the six months ended June 30, 2004. Income for the six months ended June 30, 2005 consists of interest income of $68,000, income from the sale of a marine application technology rights of $88,000, miscellaneous rental income of $17,000 from a sublease contract and $1,000 in miscellaneous income. Income for the six months ended June 30, 2004 consists of interest income of $23,000, miscellaneous income consisting of a $306,000 gain due to the favorable settlement of a capital lease obligation and the receipt of $60,000 in royalty payments from a marine application technology license offset by miscellaneous rental expense of $68,000.

Interest expense was $9,000 for both the six months ended June 30, 2005 and the six months ended June 30, 2004.

Net (increase) decrease in fair value of common stock warrants and additional investment rights of $(22,000) for the period ended June 30, 2005, represents the change in fair value of the warrants due to the re-pricing of the Sage warrants, described in notes 5 and 6 to the condensed financial statements, from $1.60 per share to $1.40 per share effective as of the completion of the private equity financing on January 27, 2005. Net decrease in fair value of common stock warrants and additional investment rights of $2.3 million for the six months ended June 30, 2004, represents the net decrease in fair value of the warrants and the decrease in fair value of additional investment rights that we issued in connection with our January 2004 private equity financing, from the transaction date of January 22, 2004 through June 30, 2004 of $1.4 million and $1.3 million, respectively, offset by the $(374,000) increase in fair value of the warrants issued in our November 2003 private equity financing from December 31, 2003 to June 30, 2004. These transactions are more fully described in notes 5 and 6 to the condensed financial statements.

Income Tax Expense (Benefit)

Due to the losses incurred, we did not recognize income tax expense for the six months ended June 30, 2005 or the six months ended June 30, 2004.

Discontinued Operations

The gain (loss) from discontinued cattle operations was $21,000 and $(18,000) for the six months ended June 30, 2005 and 2004, respectively. The gain from discontinued operations in the six months ended June 30, 2005, relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations. The loss from discontinued operations in the six months ended June 30, 2004, relates primarily to the payment of legal expenses relating to previously closed cattle operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of June 30, 2005, our investments consisted of $5.5 million in cash equivalents with maturities of less than three months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

During the quarter ended June 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 19, 2005. At the Annual Meeting, the shareholders voted in favor of the following items listed in our Proxy Statement dated April 15, 2005:

I.	Election of Five Directors

The number of votes cast or withheld with respect to the election of each of the directors is set forth below:

	For	Withheld
John C. Belknap	45,852,075	660,769
John C Foltz	45,853,114	659,730
Christopher A. Sinclair	45,859,060	653,784
Robert S. Spencer	45,857,255	655,589
David C. Warren	45,848,750	664,094

There were no broker non-votes with respect to the election of directors.

II.	Approve Amendments to the Amended and Restated 1999 Equity Compensation Plan

The shareholders voted to approve amendments to the Company’s Amended and Restated 1999 Equity Compensation Plan to, among other things, increase the total number of shares of the Company’s Class A common stock that may be granted over the life of the plan by 3,000,000 to a maximum of 9,000,000. 16,518,768 votes were cast for the amendment, 1,265,054 votes were cast against the amendment and 134,867 shares abstained from voting.

These items were the only matters voted upon at the Annual Meeting.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Reference
3.1	Amended and Restated Bylaws of eMerge Interactive, Inc. (Exhibit 3.1)	(1)

10.1	Letter Agreement, dated July 29, 2005, by and between eMerge Interactive, Inc. and David C. Warren, regarding the amended and restated terms of Mr. Warren’s employment with eMerge Interactive, Inc. (Exhibit 10.1)	(1)

10.2	Letter Agreement, dated July 29, 2005, by and between eMerge Interactive, Inc. and Robert E. Drury, regarding the amended and restated terms of Mr. Drury’s employment with eMerge Interactive, Inc. (Exhibit 10.2)	(1)

10.3	Letter Agreement, dated July 29, 2005, by and between eMerge Interactive, Inc. and Mark S. Fox, regarding the amended and restated terms of Mr. Fox’s employment with eMerge Interactive, Inc. (Exhibit 10.3)	(1)

10.4	Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.4)	(1)

10.5	Form of Restricted Stock Agreement to be used in conjunction with grants made pursuant to the Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.5)	(1)

10.6	Form of Stock Option Agreement to be used in conjunction with grants made pursuant to the Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.6)	(1)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Robert E. Drury Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated herein by reference from the exhibit shown in parentheses attached to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2005.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2005	EMERGE INTERACTIVE, INC.

	By:	/s/ DAVID C. WARREN
David C. Warren
President, Chief Executive
Officer and Director (Principal
Executive Officer)

/s/ ROBERT E. DRURY
Robert E. Drury
Executive Vice President and Chief Financial
Officer (Principal Financial and
Accounting Officer)