Form 10-Q
period 2005-09-30
EMERGE INTERACTIVE INC
filed 2005-11-14
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

The number of shares of the registrant’s class A common stock, $0.008 par value per share, outstanding as of November 8, 2005, was 51,536,808.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For the Three and Nine Months Ended September 30, 2005)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,501,981	$5,954,976
Trade accounts receivable, less allowance for doubtful accounts of $100,831 in 2005 and $360,362 in 2004	95,311	244,766
Inventories	308,469	381,076
Prepaid expenses and other assets	641,456	610,201

Total current assets	5,547,217	7,191,019

Property, plant and equipment, net of accumulated depreciation of $9,859,050 as of September 30, 2005 and $10,107,816 as of December 31, 2004	1,268,500	2,355,587
Food safety systems installed at customers, net of accumulated depreciation of $132,781 as of September 30, 2005 and $122,435 as of December 31, 2004	503,252	457,327
Other assets	37,500	—

Total assets	$7,356,469	$10,003,933

Liabilities and Stockholders’ Equity

Current liabilities:
Current installments of capital lease obligation	$4,503	$—
Accounts payable	142,090	336,146
Accrued liabilities:
Salaries and benefits	233,102	184,363
Legal and professional	232,209	214,184
Other	38,876	51,172
Advance payments from customers – current portion	866,558	1,083,508

Total current liabilities	1,517,338	1,869,373

Capital lease obligation, excluding current installments	8,357	—
Advance payments from customers – long term	741,756	1,419,120

Total liabilities	2,267,451	3,288,493

Stockholders’ equity:
Common stock, $.008 par value per share, authorized 100,000,000 shares:
Class A common stock: designated 92,711,110 shares; outstanding 51,536,806 shares as of September 30, 2005 and 47,404,905 shares as of December 31, 2004	422,245	389,191
Additional paid-in capital	216,296,305	211,755,546
Accumulated deficit	(210,598,196)	(205,001,260)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)
Unearned compensation	(603,299)	—

Total stockholders’ equity	5,089,018	6,715,440

Total liabilities and stockholders’ equity	$7,356,469	$10,003,933

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Three Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenue
Products	$120,342	$39,648
Leases	173,508	198,503
Services	106,407	63,124

Total revenue	400,257	301,275
Cost of revenue
Products	116,885	28,304
Leases	44,092	50,004
Services	20,696	934

Total cost of revenue	181,673	79,242

Gross profit	218,584	222,033

Operating expenses:
Selling, general and administrative	1,183,555	1,392,311
Technology and development	475,539	708,104
Depreciation	235,527	436,336

Total operating expenses	1,894,621	2,536,751

Operating loss	(1,676,037)	(2,314,718)

Interest and other income, net	40,602	12,767
Interest expense	(5,007)	(5,251)
Gain (loss) on disposal of assets	(9,944)	25
Net decrease in fair value of common stock warrants and additional investment rights	—	1,597,677

Loss from continuing operations before income taxes	(1,650,386)	(709,500)
Income tax expense (benefit)	—	—

Loss from continuing operations	(1,650,386)	(709,500)

Discontinued operations:
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2005 and 2004	95,399	(5,651)

Net loss	$(1,554,987)	$(715,151)

Loss from continuing operations per common share – basic and diluted	$(0.03)	$(0.02)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	50,379,331	44,315,655

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Revenue
Products	$636,556	$107,146
Leases	586,331	407,540
Services	262,893	173,384

Total revenue	1,485,780	688,070
Cost of revenue
Products	560,712	220,399
Leases	153,647	111,714
Services	44,389	18,051

Total cost of revenue	758,748	350,164

Gross profit	727,032	337,906

Operating expenses:
Selling, general and administrative	4,011,553	5,016,412
Technology and development	1,667,457	1,713,012
Depreciation	904,650	1,423,916

Total operating expenses	6,583,660	8,153,340

Operating loss	(5,856,628)	(7,815,434)

Interest and other income, net	214,954	333,792

Interest expense	(14,350)	(14,034)
Gain (loss) on disposal of assets	(35,639)	10,785
Net (increase) decrease in fair value of common stock warrants and additional investment rights	(21,614)	3,926,540

Loss from continuing operations before income taxes	(5,713,277)	(3,558,351)
Income tax expense (benefit)	—	—

Loss from continuing operations	(5,713,277)	(3,558,351)
Discontinued operations:
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2005 and 2004	116,341	(23,706)

Net loss	$(5,596,936)	$(3,582,057)

Loss from continuing operations per common share – basic and diluted	$(0.11)	$(0.08)

Net loss per common share – basic and diluted	$(0.11)	$(0.08)

Weighted average number of common shares outstanding – basic and diluted	50,072,570	44,008,113

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,596,936)	$(3,582,057)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,013,431	1,494,145
(Gain) loss on disposal of equipment	35,639	(10,785)
Impairment of assets held for sale	—	21,192
Stock compensation	4,813	360,063
Amortization of unearned compensation	79,610	—
Issuance of common stock for services	60,552	60,000
Reserve for inventory obsolescence	104,914	140,504
Increase (decrease) in fair value of common stock warrants and additional investment rights	21,614	(3,926,540)
Gain on sale of other assets	(100,000)	—
Gain on settlement of contract	—	(305,719)
Changes in operating assets and liabilities:
Trade accounts receivable, net	149,455	(1,049,509)
Inventories	164,402	(194,313)
Prepaid expenses and other assets	(211,008)	49,783
Due from related parties, net	—	(5,449)
Accounts payable and accrued liabilities	(139,588)	(47,351)
Advance payments from customers	(894,314)	1,648,512

Net cash used for operating activities	(5,307,416)	(5,347,524)

Cash flows from investing activities:
Purchases of property and equipment	(188,184)	(458,569)
Proceeds from sale of property, plant and equipment	45	10,785
Proceeds from sale of other assets	50,000	—
Collection of receivables due from related parties	—	200,000

Net cash used for investing activities	(138,139)	(247,784)

Cash flows from financing activities:
Net proceeds from issuance of common stock	203,594	850,720
Payments on capital lease obligation	(3,132)	(214,000)
Net proceeds from private equity placements	3,792,098	6,544,998

Net cash provided by financing activities	3,992,560	7,181,718

Net change in cash and cash equivalents	(1,452,995)	1,586,410
Cash and cash equivalents, beginning of period	5,954,976	1,553,394

Cash and cash equivalents, end of period	$4,501,981	$3,139,804

Supplemental disclosures:
Cash paid for interest	$14,350	$20,939
Non-cash investing and financing activities:
Issuance of note receivable for sale of other assets	50,000	—
Capital lease for equipment	15,992	—
Issuance of restricted class A common stock	682,909
Return of property under capital lease	—	84,603

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

The accompanying condensed financial statements of the Company (other than the December 31, 2004 balance sheet, which has been derived from audited financial statements) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of September 30, 2005, and the results of operations and cash flows for the three and nine-month periods ended September 30, 2005 and 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

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

Revenues from the sale of hand-held VerifEYE™ Solo units and Carcass Inspection System (“CIS”) products and related services that include multiple deliverables, such as after-market supplies or services, are allocated based on the relative fair values of the individual components as determined in accordance with the revenue recognition principles of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue allocated to each component is recognized as products are shipped or services are provided.

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

As of September 30, 2005, the Company has two stock-based employee compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, the Company has elected to account for its stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under the Company’s stock plans because the exercise price of all options granted was equal to the current market value of the stock on the grant date. If the Company had elected to adopt the fair value based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(1,554,987)	$(715,151)	$(5,596,936)	$(3,582,057)
Add: Stock-based employee compensation expense (related to modified options and restricted stock) included in reported net loss	79,610	—	84,423	360,063
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(330,482)	(288,100)	(1,102,483)	(2,262,267)

Pro forma net loss	$(1,805,859)	$(1,003,251)	$(6,614,996)	$(5,484,261)

Net loss per share as reported – basic and diluted	$(0.03)	$(0.02)	$(0.11)	$(0.08)

Pro forma net loss per share – basic and diluted	$(0.04)	$(0.02)	$(0.13)	$(0.12)

As a result of the issuance of SFAS No. 123R discussed in note 1(e) below, the Company will be required, beginning in the first quarter of 2006, to expense stock compensation related to options using a fair value based method.

(e)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments,” which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the Company’s statements of operations over the period during which the employee is required to provide such services. Under the provisions of SFAS No. 123R, the Company expects to apply the modified prospective application of this statement with an effective date of January 1, 2006. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock based compensation among other changes, will apply to awards granted after the effective date and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. As of September 30, 2005, the Company expects to record a total expense of approximately $1,140,000 for the year ended December 31, 2006 from unamortized compensation expense related to stock options and restricted stock grants, as determined in accordance with SFAS No. 123R. In addition, for any new awards that may be granted during 2005 and 2006, the Company may incur additional expense during the year ended December 31, 2006 that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on its financial statements.

(f)	Reclassifications

Certain amounts previously reflected in the prior period statement of operations have been reclassified to conform to the Company’s 2005 presentation. The reserve for obsolete inventory has been reclassified to cost of revenues – products from selling, general and administrative expenses. This reclassification had no effect on previously reported net loss.

(g)	Use of estimates

Generally accepted accounting principles require management to make estimates and assumptions during the preparation of the Company’s financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

(2) Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $210.6 million as of September 30, 2005. For the nine months ended September 30, 2005, the Company incurred a net loss of $5.6 million and negative cash flows from operations of $5.3 million. The Company’s objectives are to increase its revenue related to sales of both AIS products and services and Food Safety Technologies (“FST”) products and services, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. Cash and cash equivalents at September 30, 2005 is $4.5 million. The Company expects that it will meet its cash requirements with cash on hand and the expected cash flows from operations in 2005. However, the Company will need to seek additional sources of liquidity and implement further cost control measures in order to implement its current business plans for 2006. There can be no assurance that sources of liquidity will be available in amounts and on terms that are acceptable to the Company. If the Company is unable to sell additional equity or find alternative sources of capital, it will be unable to continue operations as currently planned in 2006.

The Company’s common stock has been trading below $1 since March 17, 2005, and it is currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The Company has been granted an extension until April 27, 2006 to regain compliance with the Nasdaq bid price requirement. If at any time before April 27, 2006, the bid price of the Company’s common stock closes at $1 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance. If the Company has not regained compliance by April 27, 2006, Nasdaq will provide written notification that the Company’s common stock will be delisted, at which time, the Company may appeal Nasdaq’s determination. Ultimately, non-compliance could result in Nasdaq delisting the Company’s common stock. Such delisting could have an adverse effect on the liquidity of the Company’s common stock and could also impact the Company’s ability to raise additional equity capital, if necessary.

(3) Inventories

Inventories as of September 30, 2005 and December 31, 2004 consist of:

	September 30, 2005	December 31, 2004
Raw materials	$211,234	$325,535
Work-in-process	39,167	35,491
Finished goods	58,068	20,050

	$308,469	$381,076

Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future demand and market conditions. Based on this analysis, the Company recorded a provision for obsolescence of $104,914 and $140,504, for the nine-month periods ended September 30, 2005 and 2004, respectively, which is included in cost of revenues – products, in the condensed statement of operations.

(4) Related Party Transactions

The Company leases office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $110,000 and $193,000 for the nine months ended September 30, 2005 and 2004, respectively. Effective June 10, 2005, XL Realty Corp. sold the property to an unrelated party and there will be no additional rent paid to XL Realty Corp. XL Realty Corp. is owned by Safeguard Scientifics, Inc., which owns 7,524,577 shares of the Company’s class A common stock, or 14.6% of the outstanding shares as of September 30, 2005.

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

On December 2, 2004, the Company issued 2,500,000 shares of class A common stock to a group of investors in a private placement transaction (the “HBK Transaction”) for $1.60 per share, receiving gross proceeds of $4.0 million. In connection with the transaction, the Company issued warrants to purchase 875,000 shares of the Company’s class A common stock and additional investment rights to purchase 1,250,000 shares of the Company’s class A common stock. The exercise price of the warrants is $2.00 per share and the exercise price of the additional investment rights is $1.60 per share. The warrants became exercisable on June 2, 2005, and expire on December 2, 2009. The additional investment rights expired on September 22, 2005, the 180th trading day after the effective date of the registration statement relating to the HBK Transaction. The shares issued in this private placement and issuable pursuant to the warrants and additional investment rights issued in this private placement have been registered with the SEC for resale pursuant to a registration statement, which went effective on January 6, 2005. The $3.7 million of net proceeds were recorded in stockholders’ equity. As part of this transaction, the Company issued warrants exercisable for 150,000 shares of the Company’s class A common stock at an exercise price of $2.30 per share to the placement agent as consideration for providing financial and advisory services.

On January 27, 2005, the Company issued 2,900,000 shares of class A common stock to a group of investors in a private placement transaction (the “HBK II Transaction”) for $1.40 per share, receiving gross proceeds of $4.1 million. In connection with the transaction, the Company issued warrants to purchase 435,000 shares of the Company’s class A common stock. The exercise price of the warrants is $1.75 per share. The warrants became exercisable on July 27, 2005, and expire on January 27, 2010. The shares issued in this private placement and issuable pursuant to the warrants issued in this private placement have been registered with the SEC for resale pursuant to a registration statement, which went effective on April 6, 2005. The $3.8 million of net proceeds were recorded in stockholders’ equity.

On February 1, 2005, the Company issued 25,464 shares of class A common stock to Kenneth G. Jordan as consideration for consulting services. These shares were valued at $30,000 and this expense is included in selling, general and administrative expenses in the condensed statement of operations for the nine months ended September 30, 2005. These shares are restricted for one year from the date of issuance.

On March 31, 2005, the Company issued 25,000 shares of class A common stock and a warrant exercisable for 25,000 shares of the Company’s class A common stock at an exercise price of $3.00 per share to Murdock Capital Partners Corp. as consideration for investor relations services. These shares and warrants were valued at $31,000, in the aggregate, and are included in selling, general and administrative expenses in the condensed statement of operations for the nine months ended September 30, 2005. The shares are restricted for one year from the date of issuance. The warrants are exercisable immediately with the underlying shares restricted for one year from the date of issuance.

In July 2005, the Company granted certain senior executives 1,157,474 restricted shares of the Company’s common stock in accordance with the Company’s Amended and Restated 1999 Equity Compensation Plan (the “Plan”). The market value of the restricted shares was approximately $682,910 at the date of the grant and was recorded as unearned compensation, a component of shareholders’ equity. This amount is being charged to expense over the vesting period and totaled $79,610 for the three and nine months ended September 30, 2005. See note 7 – Stock Plan for additional information.

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

The decrease in the fair value of the Biegert Transaction warrants was $809,000 and $435,000 for the three and nine month periods ended September 30, 2004, and is recorded as income and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The decrease in the fair value of the Sage Transaction warrants was $782,000 and $2.2 million for the three and nine month periods ended September 30, 2004, and is recorded as income and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

The decrease in the fair value of the Sage Transaction additional investment rights was $6,000 and $1.3 million for the three and nine month periods ended September 30, 2004, and is recorded as income and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations.

Upon completion of both the HBK Transaction and the HBK II Transaction, the warrants issued in the Sage Transaction were re-priced to reflect the price per share of the stock issued in these transactions. The effect of the re-pricing on December 2, 2004 is included in the change in fair value of these warrants for the three months ended December 31, 2004. The effect of the re-pricing on January 27, 2005 from $1.60 per share to $1.40 per share is $22,000 and is recorded as expense and included in net (increase) decrease in fair value of common stock warrants and additional investment rights in the condensed statement of operations for the nine months ended September 30, 2005.

(7) Stock Plan

A summary of stock option transactions for the nine months ended September 30, 2005 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2004	4,576,919	$2.10	7.75

Granted	1,246,500	0.99
Exercised	(24,002)	0.49
Cancelled	(406,851)	2.15

Balance outstanding, September 30, 2005	5,392,566	$1.84	7.52

In July 2005, the Company granted certain senior executives 1,157,474 restricted shares of the Company’s common stock in accordance with the Plan. The shares vest as of the earlier of (1) January 29, 2007, (2) the date of a Reorganization or Change of Control (as such terms are defined in the Plan) or (3) the termination of the executive’s employment on account of death or disability. Upon the termination of the executive’s employment for any reason other than death or disability, all restricted shares that are not then vested will be forfeited. The market value of the restricted shares was $682,910 at the date of the grant and was recorded as unearned compensation, a component of the stockholders’ equity. This amount is being charged to expense over the vesting period and totaled $79,610 for the three and nine months ended September 30, 2005.

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

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Restricted stock is unvested; accordingly, these shares are only included in the computation of diluted earnings per share as they are only contingent upon vesting.

As a result of the losses incurred for the three and nine months ended September 30, 2005, incremental shares from the assumed conversion of common stock equivalents totaling 217,706 and 641,323 shares for the three and nine months ended September 30, 2005, respectively, are excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

(8) Segment Information

The Company’s reportable segments consist of AIS products and services and FST products and services. AIS consists of animal tracking and data management services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit (loss) information related to these two segments for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Animal Information Solutions	$143,628	$86,498	$348,867	$222,177
Food Safety Technologies	256,629	214,777	1,136,913	465,893

Total	$400,257	$301,275	$1,485,780	$688,070

Cost of revenue:
Animal Information Solutions	$66,913	$20,256	$144,010	$54,213
Food Safety Technologies (1)	114,760	58,986	614,738	295,951

Total	$181,673	$79,242	$758,748	$350,164

Gross Profit (Loss):
Animal Information Solutions	$76,715	$66,242	$204,857	$167,964
Food Safety Technologies	141,869	155,791	522,175	169,942

Total	$218,584	$222,033	$727,032	$337,906

(1)	Cost of revenue for FST includes $104,914 and $140,504 in provision for obsolete inventory for the nine months ended September 30, 2005 and 2004, respectively. Without this provision, the cost of revenue and gross profit would be $624,509 and $798,976, respectively, for the nine months ended September 30, 2005 and $209,661 and $478,409, respectively, for the nine months ended September 30, 2004.

The Company’s assets and other statement of operations data are not allocated to a segment. During the three months ended September 30, 2005, 53% of total revenues were from one FST customer and during the three months ended September 30, 2004, 67% of total revenues were from one FST customer. During the nine months ended September 30, 2005, 70% of total revenues were from one FST customer and during the nine months ended September 30, 2004, 63% of total revenues were from one FST customer.

(9) Subsequent Events

Effective November 9, 2005, the Company terminated its distribution agreement with Mettler Toledo’s Safeline Metal Detection division (“Safeline”) and agreed to repurchase up to 12 Solo units and the associated accessories purchased by Safeline under the original agreement. These units and accessories will be recorded as a purchase of inventory.

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

OVERVIEW

We are a technology company focusing on individual-animal tracking, food-safety and database management services to the agricultural, foodservice and healthcare industries. We are developing a broad portfolio of innovative VerifEYE™ contamination detection systems, for use in the foodservice and healthcare markets. Our agricultural products include CattleLog™, a USDA-approved Process Verified Program (“PVP”) providing individual animal data collection and reporting that enables livestock tracking, verification and branding. We are structured into two business segments, Food Safety Technologies (“FST”) and Animal Information Solutions (“AIS”).

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

Our business is currently dependent on the beef industry. Recent factors, including an ongoing trade dispute between the U.S. and Japan, and the impact of the closing of live cattle trade between the U.S. and Canada, have come together to create poor market conditions in key segments of the U.S. beef industry. The discovery, in December 2003, of Bovine Spongiform Encephalopathy (“BSE”) in the U.S., led to the suspension of approximately $3.0 billion of annual beef exports. This negatively impacted the financial results of U.S. packers in 2004 and their prospects for 2005. Furthermore, the BSE discovery initiated the closure of live-cattle trade between the U.S. and Canada, which also put a financial burden on meat packers who have had to pay increasingly elevated cattle prices. As the domestic cattle supply dwindled in late 2004, several major packers announced reduced production levels and plant closures, citing economic losses related to the limited cattle supply. The result of these developments has been a reduction in U.S. cattle supply and unfavorable prospects for some segments of the industry in 2005. Among other implications of these industry conditions is that key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects.

Following a federal appeals court decision on July 15, 2005, the Canadian border has re-opened for live-cattle trade on a limited basis. However, the effect of this change on the U.S. cattle supply and future prospects for the various segments of the industry is unknown at this time.

Material Trends and Uncertainties

Animal Information Solutions

•	As we indicated in a press release on September 13, 2005 eMerge’s CattleLog system was approved as a PVP by the USDA for both age and source verification of cattle. Previously our PVP designation had been for source verification only. This is significant because, if the Japanese and U.S. trade representatives agree on terms that would enable resumption of U.S. beef exports to Japan, the use of a PVP designated program such as CattleLog has been approved as a valid means of meeting Japanese age requirements for beef exported from U.S.

•	Following the announcement of the approval of the PVP designation for eMerge’s CattleLog system, eMerge has been working with a number of beef packers to promote adoption of the CattleLog system by feedlots that supply the packers. Subsequently, CattleLog has been named by one of the major U.S. beef packers as one of the approved options available to suppliers qualifying cattle for export to Japan. Recently, eMerge trained the packer’s field procurement staff and certain key headquarters personnel on the use and functionality of the CattleLog system. A “Japanese Export Verification Fact Sheet” was recently sent from the packer to its feedlot suppliers outlining the requirements for their cattle to become eligible for the Japanese market. In this fact sheet, eMerge’s CattleLog is identified as a PVP system approved for use in qualifying cattle for Japan.

•	In the third quarter, eMerge reached agreement with Loomix Liquid Feeds to support the CattleLog system. Loomix is a major supplier of liquid feeds and supplements whose dealer network encompasses over 200 dealers in 15 Rocky Mountain and High Plains states.

•	To ensure that age qualified cattle are available to the feedlots, ADM/Alliance Nutrition Feeds, Superior Livestock Auction, Nichols Genetics, and others continued to hold meetings with producers to offer use of CattleLog as a means of age and source verification. Of course, as in the past, we cannot predict the timing or magnitude of demand for source and age verified cattle.

•	The USDA has proposed that the National Animal Identification System (“NAIS”) require mandatory individual animal identification and data capabilities sufficient to enable 48-hour traceback in the event of a disease outbreak. The timetable proposed by the USDA is to implement mandatory individual animal identification for the entire U.S. cattle herd by 2009, including a system for traceback. Achievement of this goal will require that issues relating to data security, confidentiality, and the relationship between government and industry be successfully resolved. We believe that the NAIS will be implemented and that our data service capabilities and involvement with the supply of age and source verified cattle will play a major role in collecting and transferring the data necessary to implement mandatory animal identification. During the third quarter we continued to work with the NAIS state pilot projects for Texas, Montana, North Dakota and others to contribute to the development of this program.

Food Safety Technology

•	We continue to be disappointed with the sales of our CIS and Solo units this year. We believe that the poor rate of adoption for these products relates primarily to the following factors:

•	Despite successful introduction and use of the VerifEYE technology as a food safety tool, there has to date been no regulatory pressure from the Food Safety and Inspection Service (“FSIS”) branch of the USDA to mandate adoption of this technology.

•	After E.Coli-based recalls reached an all time high in 2002, by the end of 2004 the incidence of E.Coli 0157:H7 was significantly reduced as a result of improved industry practices.

•	Profit margins in the U.S. beef packing industry have been at historical lows throughout 2004 and 2005, and this has put pressure on capital expenditure funds for new technologies.

To address these issues, we are in the process of taking a number of steps intended to improve the opportunity for success for the VerifEYE products:

•	We are in the process of developing a new illumination system for the CIS unit that will reduce our manufacturing costs with no reduction in the basic efficacy of the system. This “CIS II” product has been tested in our labs and is expected to be ready for field-testing in the first quarter of 2006. The CIS II product will be marketed to packers at a reduced price, compared to the current CIS unit.

•	We are in the process of developing a new “cameraless” version of VerifEYE products. By removing the camera, we believe that the new version will not only be lighter and more mobile, it will provide improved sensitivity and allow us to offer the technology at a reduced price compared to a camera based system. This new version will not apply to the CIS or CIS II products.

•	Previously announced market research indicated that the camera based version of our HandScan device was too large and expensive to be sold in significant quantities to our targeted foodservice and healthcare markets. Therefore we plan to pursue the cameraless approach to provide surface scanning as well as hand scanning for both these markets.

•	As a result of lack of adoption of the Solo product, we recently agreed with SafeLine, a division of Mettler Toledo, to terminate the agreement under which SafeLine was the exclusive distributor for Solo in the U.S., Latin America and certain other countries.

•	As discussed previously, we have identified a fluorescent response from fecal contamination in chickens. During the third quarter, we have developed a preliminary design for a device for use in chicken processing plants, using the cameraless VerifEYE approach. If successful, this will enable a poultry processor to identify contaminated birds in their production lines, and enable those birds to be singled out for further processing. We plan to present this technology to major poultry processors, with the objective of attracting funding for a joint development project.

Corporate

•	We have continued to take steps to reduce expenditures, while preserving our ability to develop our business. These steps include elimination of certain executive and management positions, significant reduction in planned outside testing costs, elimination of outside investor relations advisors and certain outside marketing expenses, and reductions in other support costs. At the same time, like most other companies, we have experienced increases in our medical benefits and related insurance expenses. We plan to continue to keep a sharp focus on expenses, and in 2006 we plan to significantly reduce our facilities expenses when our current lease expires.

In summary, eMerge believes that we are seeing indications that the beef industry is beginning to react to the opportunities that will develop if the Japanese export market reopens. Our efforts over the last two years have placed us in a position to take advantage of these opportunities. In VerifEYE, we are working on several fronts to address cost and product form issues in an effort to enhance adoption in the beef and other industries.

The following discussion of our financial condition, results of operations and liquidity should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

In January 2005, we completed a private equity placement of common stock and warrants, receiving net proceeds of $3.8 million in cash. Cash and cash equivalents as of September 30, 2005 were $4.5 million. Increases in sales of our products are expected to be the most important source of future cash flow. We expect that our existing cash balances, working capital and sales of our products and services will be sufficient to meet our cash flow needs for 2005. However, we will need to seek additional sources of liquidity and implement cost control measures in order to implement our current business plans in 2006.

As previously disclosed, we have retained AgriCapital Corporation and B. Riley & Co., in a joint engagement, to advise our management and Board of Directors regarding alternative strategies concerning liquidity and shareholder value, including potential capital sources, investors, acquirers, licensees, and/or merger partners, for all or part of our business. Subsequent activity has been significant, but has not yielded any specific opportunity that, in the judgement of the Board of Directors, would either generate increased value to shareholders or assure continued liquidity for the Company. AgriCapital, B. Riley, and eMerge management identified and contacted over 100 potential strategic partners, and held detailed discussions with several parties. Although certain discussions remain open, we believe it is unlikely that a significant strategic or financial partnership will develop as a result of this process. The option of continuing to fund our operations through sale of additional equity was identified as an alternative at the beginning of this process, and is the most likely approach to continued funding of our operations. At the planned rate of expenditures, our cash would be adequate to fund development and operations through the middle of the second quarter of 2006 without the availability of additional funds. There can be no assurance we will be able to sell additional equity at prices and terms that would be acceptable. If we are unable to sell additional equity or find alternative sources of capital, we will be unable to continue operations as currently planned in 2006.

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

Sources and Uses of Cash

As of September 30, 2005, we had cash and cash equivalents totaling $4.5 million compared to $6.0 million at December 31, 2004. Our working capital balance as of September 30, 2005 was $4.0 million compared to $5.3 million as of December 31, 2004.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $5.3 million for the nine months ended September 30, 2005 and consisted primarily of net operating losses offset by changes in working capital.

Net cash used in investing activities was $138,000 for the nine months ended September 30, 2005. Our investing activities consist primarily of capital expenditures offset by proceeds from the sale of our Professional Cattle Consultants (“PCC”) assets in March 2005.

Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2005. Our financing activities consist primarily of a private equity placement, which resulted in net proceeds of $3.8 million and $204,000 in proceeds from the exercise of stock options.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, the adoption and timely implementation of our products and our reduction of net cash outflow.

OTHER MATTERS

There were no changes in the Company’s critical accounting policies during the quarter ended September 30, 2005.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

Our stock has been trading below $1 since March 17, 2005 and we are currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. We have been granted an extension until April 27, 2006 to regain compliance with the bid price requirement. If at any time before April 27, 2006, the bid price of our stock closes at $1 per share or more for a minimum of 10 consecutive business days, we will regain compliance. If we have not regained compliance by April 27, 2006, Nasdaq will provide written notification that our common stock will be delisted, at which time we may appeal Nasdaq’s determination to delist our common stock.

Ultimately, non-compliance could result in Nasdaq delisting our common stock. Such delisting could have an adverse effect on the liquidity of our common stock and could also impact our ability to raise additional equity capital, if necessary.

RESULTS OF OPERATIONS

The dollar amounts included in the following discussion are rounded to the nearest thousand.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

REVENUE

Revenue increased by 33% to $400,000 for the quarter ended September 30, 2005 from $301,000 for the quarter ended September 30, 2004. Revenue for the quarter ended September 30, 2005 consists of revenue from two CIS units under lease; service revenues on the CIS unit sold in the first quarter of 2005; and revenue from the Company’s individual-animal tracking and database management services. For the quarter ended September 30, 2004, revenue included PCC sales of $31,000, the Company asset that was sold in March 2005, compared to $0 in the quarter ended September 30, 2005.

COST OF REVENUE

Cost of revenue increased by 129% to $182,000 for the quarter ended September 30, 2005 from $79,000 for the quarter ended September 30, 2004. This increase is due principally to higher direct costs associated with increased revenue from our individual-animal tracking and database management services, which include Electronic Identification Device (“EID”) tags and CattleLog accessories that generally have a higher cost of revenue. For the quarter ended September 30, 2005, cost of revenue also increased due to the direct costs associated with service revenues from the CIS unit sold in the first quarter of 2005. We generated a gross profit of $219,000 and $222,000 for the quarters ended September 30, 2005 and 2004, respectively. The decrease in gross profit for the three months ended September 30, 2005, is primarily due to the increased proportion of revenues associated with lower margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 15% to $1.2 million for the quarter ended September 30, 2005 from $1.4 million for the quarter ended September 30, 2004, reflecting primarily decreased corporate expenses for salaries and wages as well as lower professional services in the current quarter.

TECHNOLOGY AND DEVELOPMENT

Our technology and development expenses decreased 33% to $476,000 for the quarter ended September 30, 2005 from $708,000 for the quarter ended September 30, 2004, reflecting a decrease in salaries and wages as well as lower professional services and consulting expenses.

DEPRECIATION

Depreciation expense decreased 46% to $236,000 for the quarter ended September 30, 2005 from $436,000 for the quarter ended September 30, 2004. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the period ended September 30, 2005.

OTHER INCOME AND EXPENSE

Interest and other income, net increased to $41,000 for the quarter ended September 30, 2005 from $13,000 for the quarter ended September 30, 2004. Income for the quarter ended September 30, 2005 consisted almost exclusively of interest income of $40,000. Income for the quarter ended September 30, 2004 consisted of interest income of $9,000 and miscellaneous income consisting of $17,000 in royalty payments from a marine application technology offset by miscellaneous net rental expense of $13,000.

Interest expense was $5,000 for both the quarter ended September 30, 2005 and the quarter ended September 30, 2004.

Net decrease in fair value of common stock warrants and additional investment rights of $1.6 million in the quarter ended September 30, 2004, represents the net decrease in fair value of the warrants and the decrease in fair value of additional investment rights that we issued in connection with our January 2004 private equity financing, from June 30, 2004 through September 30, 2004 of $782,000 and $6,000, respectively, and the decrease in fair value of the warrants issued in our November 2003 private equity financing from June 30, 2004 to September 30, 2004 of $809,000. These transactions are more fully described in notes 5 and 6 to the condensed financial statements.

INCOME TAX EXPENSE (BENEFIT)

Due to the losses incurred, we did not recognize income tax expense for the quarter ended September 30, 2005 or the quarter ended September 30, 2004. Deferred tax assets resulting primarily from net operating loss carryforwards have been fully reserved due to the uncertainty of future taxable income to utilize the related benefits.

DISCONTINUED OPERATIONS

The gain (loss) from discontinued cattle operations was $95,000 and $(6,000) for the three months ended September 30, 2005 and 2004, respectively. The gain from discontinued operations relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations. The loss relates primarily to the payment of legal expenses relating to previously closed cattle operations.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

REVENUE

Revenue increased by 116% to $1.5 million for the nine months ended September 30, 2005 from $688,000 for the nine months ended September 30, 2004. The increase in revenues is primarily due to the sale of one CIS unit that had previously been under a lease agreement, revenue from two CIS units under lease during 2005 compared to one CIS unit under lease until May 2004, and increased service revenues on the CIS unit sold in the first quarter of 2005, as well as increased revenues from the Company’s individual-animal tracking and database management services. For the nine months ended September 30, 2004, revenue included PCC sales of $93,000, the Company asset that was sold in March 2005.

COST OF REVENUE

Cost of revenue increased by 117% to $759,000 for the nine months ended September 30, 2005 from $350,000 for the nine months ended September 30, 2004. This increase is due principally to the increase in revenues and the associated increase in direct costs, particularly the cost of revenues associated with the sale of the CIS unit in the first quarter of 2005 and the increase in direct costs associated with the EID tags and accessories. Cost of revenues for the nine months ended September 30, 2005 and 2004 includes a write-off of obsolete inventory of $105,000 and $141,000, respectively. We generated a gross profit of $727,000 and $338,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in gross profit is due primarily to the increase in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 20% to $4.0 million for the nine months ended September 30, 2005 from $5.0 million for the nine months ended September 30, 2004, primarily due to decreased salary and benefits, professional fees and materials and supplies expense, as well as a $100,000 gain on the sale of PCC assets recognized in the first quarter of 2005. In addition, the decrease is partially due to a non-cash expense of $360,000 incurred in the prior year as the result of accelerating the vesting and extending the expiration date of stock options in accordance with separation agreements with two officers of the Company.

TECHNOLOGY AND DEVELOPMENT

Our technology and development expenses remained level at $1.7 million for the nine months ended September 30, 2005 and the nine months ended September 30, 2004. The nine months ended September 30, 2005 reflect a decrease in professional services expenses partially offset by increased outside testing expenses in comparison to the nine months ended September 30, 2004.

DEPRECIATION

Depreciation expense decreased 36% to $905,000 for the nine months ended September 30, 2005 from $1.4 million for the nine months ended September 30, 2004. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the last year.

OTHER INCOME AND EXPENSE

Interest and other income, net decreased to $215,000 for the nine months ended September 30, 2005 from $334,000 for the nine months ended September 30, 2004. Income for the nine months ended September 30, 2005 consists primarily of interest income of $109,000, income from the sale of a marine application technology rights of $88,000 and miscellaneous rental income of $17,000 from a sublease contract. Income for the nine months ended September 30, 2004 consists primarily of interest income of $32,000, miscellaneous income consisting of a $306,000 gain due to the favorable settlement of a capital lease obligation and the receipt of $76,000 in royalty payments from a marine application technology license offset by miscellaneous rental expense of $81,000.

Interest expense was $14,000 for both the nine months ended September 30, 2005 and the nine months ended September 30, 2004.

Net (increase) decrease in fair value of common stock warrants and additional investment rights of $(22,000) for the period ended September 30, 2005, represents the change in fair value of the warrants due to the re-pricing of the Sage warrants, described in notes 5 and 6 to the condensed financial statements, from $1.60 per share to $1.40 per share effective as of the completion of the private equity financing on January 27, 2005. Net decrease in fair value of common stock warrants and additional investment rights of $3.9 million for the nine months ended September 30, 2004, represents the net decrease in fair value of the warrants and the decrease in fair value of additional investment rights that we issued in connection with our January 2004 private equity financing, from the transaction date of January 22, 2004 through September 30, 2004 of $2.2 million and $1.3 million, respectively, and the net decrease in fair value of the warrants issued in our November 2003 private equity financing from December 31, 2003 to September 30, 2004 of $435,000. These transactions are more fully described in notes 5 and 6 to the condensed financial statements.

INCOME TAX EXPENSE (BENEFIT)

Due to the losses incurred, we did not recognize income tax expense for the nine months ended September 30, 2005 or the nine months ended September 30, 2004. Deferred tax assets resulting primarily from net operating loss carryforwards have been fully reserved due to the uncertainty of future taxable income to utilize the related benefits.

DISCONTINUED OPERATIONS

The gain (loss) from discontinued cattle operations was $116,000 and $(24,000) for the nine months ended September 30, 2005 and 2004, respectively. The gain from discontinued operations in the nine months ended September 30, 2005, relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations. The loss from discontinued operations in the nine months ended September 30, 2004, relates primarily to the payment of legal expenses relating to previously closed cattle operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of September 30, 2005, our investments consisted of $3.9 million in cash equivalents with maturities of less than three months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

During the quarter ended September 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2005	EMERGE INTERACTIVE, INC.

	By:	/s/ DAVID C. WARREN
David C. Warren
President, Chief Executive
Officer and Director (Principal Executive Officer)

/s/ ROBERT E. DRURY
Robert E. Drury
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)