Form 10-K
period 2005-12-31
EMERGE INTERACTIVE INC
filed 2006-03-30
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

Or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-29037

eMerge Interactive, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0534535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10305 102nd Terrace

Sebastian, Florida 32958

(Address of principal executive offices, including zip code)

(772) 581-9700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
none	none

Securities registered pursuant to Section 12 (g) of the Act:

Class A Common Stock, par value $0.008 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $27.7 million as of June 30, 2005 (the last business day of the registrant’s most recently completed second quarter), computed by reference to the price at which such common equity was last sold on such date.

The number of shares of the registrant’s class A common stock, $0.008 par value per share, outstanding as of March 10, 2006 was 60,500,666.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of eMerge Interactive, Inc.’s definitive proxy statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Report.

eMerge Interactive, Inc.

FORM 10-K ANNUAL REPORT

(For Fiscal Year Ended December 31, 2005)

PART I

ITEM 1.    BUSINESS

GENERAL

eMerge Interactive, Inc. (“eMerge,” “us,” “we,” “our” or the “Company”) is a technology company focusing on the agricultural and meat processing industries. We are structured into two business segments, Animal Information Solutions (“AIS”) and Food Safety Technologies (“FST”).

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

FST’s patented VerifEYE™ food safety technology is a unique machine vision technology that is designed to instantly detect microscopic levels of organic contamination, which can harbor deadly pathogens. The VerifEYE technology is available in two applications for the meat processing industry.

Our business is currently dependent on the beef industry. Recent factors, including an ongoing trade dispute between the U.S. and Japan, and the impact of the closing of live cattle trade between the U.S. and Canada from late 2003 to mid 2005, have come together to create poor market conditions in key segments of the U.S. beef industry. The discovery, in December 2003, of Bovine Spongiform Encephalopathy (“BSE”) in the U.S., led to the suspension of approximately $3billion of annual beef exports. This negatively impacted the financial results of U.S. packers in 2004 and 2005 and their prospects for 2006. As the domestic cattle supply dwindled in 2004 and 2005, several major packers announced reduced production levels and plant closures, citing economic losses related to the limited cattle supply. Following a federal appeals court decision on July 15, 2005, the Canadian border re-opened for live-cattle trade on a limited basis. On December 12, 2005, the Japanese re-opened to beef imports under specific guidelines and shipments of beef products were begun on a limited basis. In January 2006, several shipments were made to Japan that did not comply with the approved guidelines and on January 20, 2006 Japan re-closed the border while these shipments are investigated. The result of these developments has been a reduction in U.S. cattle supply and unfavorable prospects for some segments of the industry in 2006. Among other implications of these industry conditions, key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects. However, the on-going effect of these changes on the U.S. cattle supply and future prospects for the various segments of the industry are unknown at this time, and it is anticipated that it will be some time before the effects of the re-opening of the Canadian border and the anticipated re-opening of the Japanese market will start to be realized by the industry and our Company.

If we are unable to generate significantly higher sales from our products and services in 2006, we will need to pursue additional sources of liquidity, and we may consider alternative business strategies relating to the development, marketing and sales of our products and services from those described in this Form 10-K. However, no decisions have yet been reached on these strategies and there can be no assurance of our success if these alternative strategies are adopted. See “Factors Affecting Our Business, Financial Condition and Results of Operations.”

As previously disclosed, we have retained AgriCapital Corporation and B. Riley & Co, in a joint engagement, to advise our management and our Board of Directors regarding alternative strategies concerning liquidity and shareholder value, including potential capital sources, investors, acquirers, licensees, and/or merger partners, for all or part of our business. This process is still ongoing, and we have taken the cost reduction measures discussed below, in part, to enhance our ability to pursue any potential opportunities that may arise from this process.

In implementing our 2006 business plan, we have completed a review of our current products under development, including the HandScan, CIS II and the cameraless version of VerifEYE products. Based on additional market research and the anticipated costs required to successfully bring these products to market, as well as our determination that it is necessary to implement additional cost cutting measures for 2006, the research and development of these VerifEYE derivative products has been halted. As a result of this decision to halt research and development, we have reduced our workforce by ten, effective March 7, 2006. These associates will be provided with severance packages, resulting in a charge of approximately $195,000 in the first quarter of 2006.

Our stock has been trading below $1 since March 17, 2005, and it is currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. On November 1, 2005, we received notification that we met the initial listing requirements as of October 31, 2005 (other than the bid price requirement) and have been granted until April 27, 2006, to regain compliance with the Nasdaq bid price requirement. If at any time before April 27, 2006, the bid price of our common stock closes at $1 per share or more for a minimum of ten consecutive business days, we will regain compliance. If we have not regained compliance by April 27, 2006, Nasdaq will provide written notification that our stock will be delisted. At that time, we may appeal Nasdaq’s determination to delist our common stock. We intend to appeal any such decision, which we believe will stay any such determination to delist our stock until after our annual meeting of shareholders, which is scheduled to be held on May 18, 2006.

At our annual meeting of shareholders, we intend to propose a reverse stock split of shares of our common stock. If approved by our shareholders, we believe the effect of such a reverse stock split will be to cause the bid price of our stock to close at $1 per share or more for a minimum of 10 consecutive business days. If the bid price of our stock closes at $1 per share or more for a minimum of 10 consecutive business days before Nasdaq considers our appeal of its decision to delist our stock, we believe (but cannot assure you) that Nasdaq will permit our stock to remain listed on the Nasdaq Capital Market.

Ultimately, non-compliance could result in Nasdaq delisting our common stock. Such delisting could have a material adverse effect on the liquidity of our common stock and could also have a material adverse effect on our ability to raise additional equity capital.

HISTORY

We were incorporated as a Delaware corporation in 1994 and consummated an initial public offering of common stock in February 2000. During 2000 and 2001, we acquired thirteen cattle brokerage companies, which represented 10% of the cattle trading market in the U. S. These acquisitions increased our revenues to $1.2 billion in 2001, but required significant use of capital. We incurred a net loss of $92.4 million in 2001. Subsequently, in 2002, we determined that we would sell or close all the cattle operations and the last of these operations was disposed of in January 2003.

Following the decision to exit the cattle brokerage businesses, we initiated a restructuring in an effort to reduce operating costs. We also implemented initiatives to reduce our cost structure and streamline our corporate operations to better position us to achieve profitability. As a result of these initiatives, we have reduced our workforce several times. Concurrent with the reductions in workforce in 2002, we identified two technologies that we believe have significant market potential: individual animal management, through the application of data base and data management tools in which we had made a significant investment and food safety technology, through the application of florescent response technology for which we hold exclusive patent rights. Subsequently, these two technologies have become our two main business segments.

We have received net proceeds from private equity placements each year beginning in 2003. We have used and will use the proceeds of each issuance of securities for cash for general corporate purposes. For additional information regarding our financing activities see “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.”

HOW WE OPERATE

Animal Information Solutions (AIS) Segment

We are in the process of positioning our company to be a market leader in the areas of food safety, traceability and assurance. Our primary products, however, are in early stage commercialization and market adoption is not yet proven.

Many factors related to animal production, disease eradication and the discovery, in December 2003, of BSE in the U.S., have made cattle identification and tracking important issues to the U.S. beef industry, and increased the level of interest in our CattleLog individual identification product. One example of a business engagement resulting from this increased interest is our contract with ADM Alliance Nutrition (“ANI”), a wholly owned subsidiary of Archer Daniels Midland Company, executed in January 2004, pursuant to which ANI selected our CattleLog individual-animal data collection and reporting system to manage its electronic data collection and analysis and information exchange efforts. ANI, a leading supplier of livestock feeds, offers the CattleLog program to cattle producers who purchase ANI’s feed and feed supplements. Furthermore, on August 29, 2005, eMerge reached an agreement with Cattlemen’s Choice Loomix, LLC (“Loomix”) for Loomix to support the CattleLog system. Loomix is a major supplier of liquid feeds and supplements whose dealer network encompasses over 200 dealers in fifteen states.

In January 2004, CattleLog was the first animal tracking solution to receive approval as a USDA Process Verified Program (“PVP”). The USDA PVP involves a comprehensive approval process and provides independent verification that our policies and procedures are designed to ensure the integrity and security of the data collected with our systems. In September 2005, eMerge’s CattleLog system was approved as a PVP by the USDA for both age and source verification of cattle. This is significant because CattleLog age requirements exist for some beef exported from the U.S. CattleLog is designed to be a key tool that allows our customers, from small operators to commercial feedlots, to track and identify animals through the supply chain. The PVP designation requires an annual re-approval process.

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

The market forces of the NAIS, demand by major retailers for source and age verified beef, and the likely requirement for a comprehensive system to enable trade with export markets, improve the chances of CattleLog’s adoption within the beef industry. However, there can be no assurance that this will happen in the near future or at all or, if it does, that we will be able to market CattleLog profitably on a large scale.

Food Safety Technologies (FST) Segment

Our focus in the FST segment is to gain industry-wide adoption of our current VerifEYE products, the Carcass Inspection System (“CIS”) and the Solo handheld scanning system. In implementing its 2006 business plan, the Company has completed a review of its current products under development, including the HandScan, CIS II and the cameraless version of VerifEYE products. Based on additional market research and the anticipated costs required to successfully bring these products to market, as well as our determination and that it is necessary to implement additional cost cutting measures for 2006, the research and development of these VerifEYE derivative products have been halted.

Currently, we have established a relationship with Cargill Meat Solutions (“Cargill”) (formerly known as Excel Corporation), a leading U.S. beef processor and a wholly-owned subsidiary of Cargill Incorporated, an international marketer, processor and distributor of agricultural, food, financial and industrial products and services. Cargill has adopted both the CIS and Solo products to enhance its food safety program. During 2003, we installed our first CIS unit at a Cargill beef plant in Schuyler, Nebraska. In February 2004, we shipped a second CIS unit to a Cargill beef plant in Plainview, Texas and completed the installation in May 2004. The third CIS unit was shipped in September 2004 to a Cargill beef plant in Ft. Morgan, Colorado and the installation was completed in January 2005. Although the CIS has only been adopted by Cargill to this point, our Solo product has been purchased by more than 30 processors in the U.S. and abroad, in addition to Cargill.

To be successful in meeting our sales goals, particularly for CIS, we will need to establish relationships with the other top packers. We believe that the benefits that have been experienced by Excel can be extended to other major beef packing companies. Nevertheless, current market conditions in the U.S. beef packer/processing segment create an additional challenge to our ability to sell CIS products in the near term. Furthermore, once a plant decides to install a CIS system, there is a significant amount of site work and retrofitting required by the plant to accommodate the VerifEYE System, resulting in as much as six months lead time between the decision to adopt our CIS technology at a plant location and the point at which we recognize revenue. In addition, despite the successful introduction and use of the VerifEYE technology as a food safety tool, there has, to date, been little or no regulatory pressure from the Food Safety and Inspection Service (“FSIS”) branch of the USDA to mandate adoption of this technology.

The U.S. beef production industry is cyclical, as producers respond to beef prices by increasing or decreasing the size of the cattle herd. Recent factors, including an ongoing trade dispute between the U.S. and Japan and the impact of the closing of live cattle trade between the U.S. and Canada from late 2003 through mid 2005, have come together to create poor market conditions in key segments of the U.S. beef industry.

As the domestic cattle supply dwindled in 2004 and 2005, several major packers announced reduced production levels and plant closures, citing economic losses related to the limited cattle supply. The result of these developments over the last two years has been a reduction in U.S. cattle supply and prices and unfavorable prospects for some segments of the industry in 2006. Among other implications of these industry conditions is that key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects. Sales of large capital equipment such as the CIS into market conditions such as these has been challenging and we believe will continue to be impacted by the financial condition of our packer clients and prospects.

ANIMAL INFORMATION SOLUTIONS

INDUSTRY BACKGROUND

The Company’s activities in animal identification are primarily related to beef production. According to the National Cattlemen’s Beef Association and Colorado State University, the cattle industry is the largest single segment of the American agricultural economy. In addition to beef cattle, our data system has also been used for the dairy cattle, equine, sheep and goat industries. However, we do not anticipate that any of these other industries will become significant to our business.

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

We believe that modern livestock production processes contain a number of inefficiencies that reduce livestock quality and increase cost, and that these inefficiencies can best be addressed through the adoption by the industry of efficient and secure data capture, storage, and retrieval of individual animal information. In addition, as a result of potential disease outbreaks and the potential for terrorist activity affecting the food supply, demand has been created for beef products that can be traced back through the supply chain to the farm or ranch of origin. Additionally, market factors have created demand for specification products that, we believe, is not currently being satisfied.

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

We believe that an improved information flow between and within industry participants can significantly enhance opportunities for additional revenues and cost savings for the beef industry. We believe there is currently no network or method for rapidly compiling and communicating information throughout all stages of the livestock production chain. There is also a growing retail demand for process and source verified meat that has created a potential opportunity for our AIS operations to provide such verification products or services. Therefore, our products and services are directed at individual-animal tracking, supply-chain documentation and food safety in order to facilitate the safe, timely flow of source and process verified livestock and meat products within the livestock-production supply chain.

Because our business is dependent upon agricultural production, seasonal fluctuations in market size and movements are common occurrences. These variations may affect sales volume and the mix of revenue from the products and services we provide.

OUR PRODUCTS AND SERVICES

CattleLog

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

CattleLog users can create continuously updated profiles that follow animals from birth through harvest, including specifications covering everything from genetics to health management. Previous and subsequent owners can then easily access the information via the CattleLog Reports web site in order to:

•	track their animals’ source and destinations;

•	monitor each animal’s performance based upon user defined criteria;

•	analyze data to determine the best management techniques to apply; and

•	deliver the age, source and process verifications that are essential to successful product branding.

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

USDA Process Verified Program

In 2003, we received USDA PVP approval for all CattleLog products, becoming the first data service provider to be granted this important designation. We have subsequently modified our PVP to address age and source verification. We believe our CattleLog customers benefit from this verification program and the combination of data quality and integrity that we believe is reflected by the USDA PVP designation.

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

FOOD SAFETY TECHNOLOGIES

INDUSTRY BACKGROUND

Our products focus primarily on the reduction of food-borne illness, through the instant detection of organic contaminates, which can enter the food supply via contaminated meat products. Within the food industry, our current VerifEYE products, CIS and the Solo handheld scanning system, primarily serve the beef-processing sector.

Each year, an estimated 76 million cases of food-borne illness occur in the United States. As a result, the U. S. Centers for Disease Control (“CDC”) estimates that there are more than 300,000 hospitalizations and 5,000 deaths attributed to food-borne illness in the United States each year. Food-borne illness can be caused by the ingestion of many different types of bacteria and viruses, including E. coli O157:H7, Listeria, Salmonella, Shigella, Norovirus, Hepatitis A and others. Pathogens may be present in the intestines of meat-animals raised for food, and during the slaughter process small amounts of organic contamination (intestinal contents) can contaminate the carcass, causing potential food safety risks.

We believe our VerifEYE technology, if widely adopted, can significantly reduce the amount of organic contamination on meat carcasses. Until now, the only way to identify organic contamination has been through visual inspection, which means that the amount of contamination must be large enough to see. However, the VerifEYE technology can provide a much more sensitive and objective inspection method, often detecting contamination that is invisible to the human eye.

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

The Solo handheld inspection unit is a portable instrument, incorporating the VerifEYE imaging technology. Its lightweight and simple features allow it to be used in many locations throughout the meat processing and retail environments. The Solo unit can be used to verify the presence or absence of any trace levels of organic material on meat products and other surfaces, which could harbor potentially deadly pathogens. Solo has been commercially available since May 2003 and is currently in use by more than 30 processors in the U.S. and abroad.

During 2005, we had foreign sales of Solo units in three countries. However, these sales constituted less than 2.2% of our total 2005 revenues and we do not believe geographic sales analyses are significant to obtaining an understanding of our business operations during the three-year period ended December 31, 2005. Information for our two operating segments for the three-year period ended December 31, 2005, is contained in note 12 to the financial statements.

TECHNOLOGY AND DEVELOPMENT

As previously disclosed, we have been working on the application of the VerifEYE food safety technology for detection of bio-hazardous contamination on human hands and other surfaces. In 2005, we focused on the development of a cameraless version of the VerifEYE product to be used in portable devices. In implementing our 2006 business plan, we have completed a review of our current products under development, including the HandScan, CIS II and the cameraless version of VerifEYE products. Based on additional market research, and the anticipated costs to successfully bring these products to market, as well as our determination that it is necessary to implement additional cost cutting measures for 2006, the research and development of these VerifEYE derivative products were halted. As a result of this decision to halt research and development, we reduced our workforce by ten, effective March 7, 2006. We will continue to maintain and market the existing CIS and Solo products. However, we do not believe there will be any significant increase in the revenues on these existing products in the near future.

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

Our FST sales and distribution network utilizes several international independent distributors and manufacturers representatives to serve our markets effectively. We select only distribution partners who have already established relationships with potential FST customers and who are also representing food safety or sanitation-oriented products, which would be complementary to the VerifEYE technology.

OUR CUSTOMERS

For AIS, our customer focus is the livestock producer who sees a need for advanced animal identification in their own operation, from individual producers through packers. FST is focused on packers and processors.

In 2005 and 2004, Excel, a FST customer, accounted for 67% and 53%, respectively, of our net revenue. We anticipate that our operating results will continue to depend on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues, results of operations and financial condition.

As noted above, key segments of the beef industry are currently experiencing poor market conditions, which could adversely affect sales of our products and services.

INTELLECTUAL PROPERTY

Our ability to protect and utilize our intellectual property rights is important to our future success. We currently have multiple U.S. and foreign patent applications that are pending before the U.S. Patent and Trademark Office and related foreign agencies regarding livestock management systems and methods.

U.S. patent number 5,914,247, relating to technology for detecting organic contamination on meat carcasses during and after slaughter is licensed to us by the Iowa State University Research Foundation (“ISURF”) and the USDA under a license agreement entered into in August 1999. U.S. patent numbers 6,198,107 and 6,512,236, relating to technology for detecting intrinsically fluorescent organic contaminants, are licensed to us by Clare Chemical Research, Inc. (“Clare”) under a license agreement entered into in May 2005. Our FST business is highly dependent on our continued maintenance of these licenses. These patents provide protection for both our CIS and our Solo handheld inspection system. Additional patent applications for this technology were filed and are currently pending in four of the main beef processing countries, and the patent for Australia was issued in 2004. These licenses provide us with an exclusive worldwide license, until the patents expire on a country-by-country basis, to develop and sell products and services that utilize the inventions contained in the patents. In exchange for the licenses, we are obligated to pay ISURF and Clare royalties on revenues we receive from the sale of products and services related to each license. The patents expire on a country-by-country basis over several years beginning in 2017.

We believe our commercial success depends on our ability to protect our proprietary technology and enforce our rights in the technology we license to other parties. We currently rely on a combination of patents, copyrights and trade secrets to protect our proprietary technology and look for ways to strengthen our intellectual property rights through license agreements and other methods where applicable.

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

We have a number of trademark applications pending with the U.S. Patent and Trademark Office to register eMerge Interactive™ and VerifEYE™ and related service marks. The following trademarks have been registered with the U.S. Patent and Trademark Office; eMerge Interactive®, VerifEYE® and CattleLog®. Additionally, we have a number of foreign trademarks both pending and registered.

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

We believe that no other company directly competes against our VerifEYE technology. However, we believe that we compete indirectly against other systems and technologies designed to eliminate or reduce pathogens on meat products, commonly known as microbial interventions, including steam pasteurization, thermal pasteurization, hide wash systems, organic acid rinses and irradiation. Some of the companies marketing these systems and technologies have significantly greater resources than ours, which may affect our ability to compete with their products and services.

EMPLOYEES

As of March 10, 2006, we employed a total of 24 persons, all of whom work with us on a full-time basis. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS

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

We have incurred significant net losses since inception. We reported a net loss of $7.4 million for the year ended December 31, 2005, or 394% of total revenue, and a net loss of $6.8 million for the year ended December 31, 2004, or 586% of total revenue. As of December 31, 2005, we had accumulated net losses totaling $212.4 million. Our revenue may not grow as anticipated and, as a result, our financial condition and results of operations may be harmed and our business may not be financially viable in the future.

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

Although we have recently raised $3.2 million of equity capital to support operations, if we are unable to significantly grow the sales of our products and services in the next twelve months, we will need to either raise debt or equity capital and further reduce operating costs to maintain a sufficient cash balance. We expect cash balances will be sufficient to operate throughout fiscal 2006. Should we find it necessary to raise additional funds, we may find that such funds are either not available or are available only on terms that are unattractive due to cost or dilution of existing shareholders’ interest, or both. In the event that we find it necessary to raise additional funds to sustain operations and we are unable to do so, our business may not ultimately be financially viable.

If we are unable to successfully address any of these risks, our business, results of operations and financial condition is likely to be materially adversely effected.

If our products do not achieve broad market acceptance, our business may not ultimately be successful.

We believe that broad market acceptance, reflected in increased sales volume, will be necessary to permit us to generate a self-sustaining cash flow from operations. The success of our business model depends on the broad acceptance of our technologies into markets that are just now developing as a result of the growing focus on food safety and assurance. Furthermore, some of our primary target segments within the U.S. beef industry are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in our nation’s food supply, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices. This means that before our target customers will fully embrace technology like CattleLog and VerifEYE, there will be a substantial amount of due diligence and testing to ensure that the technology not only performs but also delivers an acceptable rate of return on investment. If our target markets do not have the financial resources to purchase our products or do not complete their due diligence and testing and, ultimately, adopt our products, in a timely basis, our business will be harmed.

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

Although we were formed in 1994, our current product and service offerings have a limited operating history. If we are unable to expand the market for the products and services of both our AIS segment and our FST segment, or if any of our products are not adopted by our target customers or do not perform as we expect them to, our results of operations and prospects will be materially and adversely impacted.

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

As previously disclosed, we have been working on the application of the VerifEYE food safety technology for detection of bio-hazardous contamination on human hands and other surfaces. In implementing our 2006 business plan, we have completed a review of our current products under development, including the HandScan, CIS II and the cameraless version of VerifEYE products. Based on additional market research and the anticipated costs required to successfully bring these products to market, as well as our determination that it is necessary to implement additional cost cutting measures for 2006, the research and development of these VerifEYE derivative products have been halted.

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

We are also reliant on our exclusive licensing agreements with Iowa State University and the Agricultural Research Service, as well as Clare Chemical Research, Inc. If we breach these agreements, our rights to the technology incorporated into our food safety products could be limited or eliminated, which would have a material adverse effect on our results of operations.

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

We expect that our revenue and operating results will vary in the future as a result of a number of factors. Our results of operations may not meet the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Our operating results in the future may not follow any prior trends and should not be relied upon as an indication of future results. The factors that affect our operating results include:

•	our ability to generate revenues and profits in our two business segments;

•	our ability to retain existing customers and attract new customers;

•	our ability to develop and market new and enhanced products and services on a timely basis;

•	the introduction of new or enhanced products and services by us;

•	continued purchases by our existing customers; and

•	our ability to manage our costs.

In addition, a number of factors that are beyond our control will also affect our operating results, such as:

•	demand for our products and services;

•	product and price competition;

•	the introduction of new or enhanced products and services by our competitors; and

•	significant downturns in our targeted markets, such as the significant reduction in U. S. beef exports caused by public health concerns.

We depend on certain key personnel, and the loss of any key personnel may seriously harm our business.

Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled employees involved in the design and manufacture of existing products. The competition for such personnel is intense, and the loss of key employees could harm our business.

Safeguard Scientifics, Inc. (“Safeguard”) and The Biegert Family Irrevocable Trust (the “Trust”) control a substantial portion of our stock and may influence our affairs or the price of shares of our class A common stock.

As of March 10, 2006, Safeguard and the Trust own and have the power to vote or dispose of approximately 12% and 18%, respectively, of our outstanding class A common stock. Safeguard or the Trust, therefore, may have the ability to significantly influence matters requiring stockholder approval, such as our ability to merge or sell substantially all of our assets. In addition, if Safeguard or the Trust were to elect to sell a significant number of shares of our class A common stock at one time or over a short period of time, this could cause a significant decline in the price per share of our class A common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of March 10, 2006, our corporate headquarters facility is located at 10305 102nd Terrace in Sebastian, Florida, where we currently lease approximately 25,000 square feet of office, administrative and data center space.

ITEM 3.    LEGAL PROCEEDINGS

We have been named as a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000, in the Queen’s Bench Judicial Centre of Regina, Province of Saskatchewan, Canada. The complaint alleges that we and E-Y Laboratories Inc. were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement allegedly in violation of these agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18 million (Canadian dollars), as well as injunctive relief. We believe the case to be without merit and intend to defend it vigorously.

We are involved in various other claims and legal actions arising in the ordinary course of business. While the outcome of legal actions cannot be predicted with certainty, we believe that the ultimate disposition of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock trades in the Nasdaq Capital Market under the symbol “EMRG.” The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq Capital Market during each quarter of the last two fiscal years:

	High	Low
January 1, 2004 to March 31, 2004	$4.00	$1.44
April 1, 2004 to June 30, 2004	$2.38	$1.55
July 1, 2004 to September 30, 2004	$1.79	$0.88
October 1, 2004 to December 31, 2004	$2.14	$0.86
January 1, 2005 to March 31, 2005	$1.78	$0.82
April 1, 2005 to June 30, 2005	$0.93	$0.48
July 1, 2005 to September 30, 2005	$0.71	$0.47
October 1, 2005 to December 31, 2005	$0.81	$0.30

As of March 10, 2006, the last reported sale price for our common stock on the Nasdaq Capital Market was $0.37 per share and we had 507 registered holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans as of January 1, 2006.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	6,337,816	$1.75	1,678,733
Equity compensation plans not approved by shareholders	—	—	—

Total	6,337,816	$1.75	1,678,733

The equity compensation plans approved by shareholders consist of our Amended and Restated 1996 Equity Compensation Plan and our Amended and Restated 1999 Equity Compensation Plan. See “Note 11—Stock Plan” of Item 8, incorporated herein by reference, for information regarding the material features of such plan.

Recent Sales of Unregistered Securities

In July 2003, we issued 79,791 shares of our class A common stock as additional consideration in compliance with the Hefley Order Buying acquisition agreement.

In September 2003 and October 2003, we issued an aggregate of 60,000 shares of our class A common stock to Investor Relations International as consideration for investor relations services.

On November 20, 2003, we issued 1,605,136 shares of our class A common stock at $0.623 per share and warrants exercisable for 802,568 shares of our class A common stock at an exercise price of $0.98 per share to The Biegert Family Trust for $1.0 million in cash. The warrants expire on November 21, 2008. These shares and the shares issuable upon exercise of the warrants were subsequently registered with the SEC, effective January 12, 2004. The warrants were repriced to $0.36 per share in January 2006 and exercised.

On January 23, 2004, we issued 2,333,333 shares of our class A common stock at $3.00 per share, additional investment rights exercisable for 830,508 shares of our class A common stock at an exercise price of $3.00 per share and warrants exercisable for 830,508 shares of our class A common stock at an exercise price of $3.6875 per share to Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust for $7.0 million in cash. The additional investment rights expired unexercised on July 13, 2004. The warrants were exercisable immediately and expire on January 23, 2009. The warrants were repriced to $1.60 per share in December 2004, repriced to $1.40 per share in January 2005 and repriced to $0.36 per share in January 2006. The additional investment rights expired unexercised on July 13, 2004. As part of this transaction, we also issued warrants exercisable for 163,333 shares of our class A common stock at an exercise price of $3.73 to the placement agent as consideration for providing financial and advisory services. These shares and the shares issuable upon exercise of the warrants and additional investment rights were subsequently registered with the SEC, effective April 16, 2004.

On December 2, 2004, we issued 2,500,000 shares of our class A common stock at $1.60 per share, additional investment rights exercisable for 1,250,000 shares of our class A common stock at an exercise price of $1.60 per share and warrants exercisable for 875,000 shares of our class A common stock at an exercise price of $2.00 per share to Steelhead Investments Ltd., Cranshire Capital LP and Omicron Master Trust for $4.0 million in cash. As part of this transaction, we also issued warrants exercisable for 150,000 shares of our class A common stock at an exercise price of $2.30 per share to the placement agent as consideration for providing financial and advisory services. These shares and the shares issuable upon exercise of the warrants and additional investment rights were subsequently registered with the SEC, effective January 6, 2005. The warrants were exercisable at any time after the six-month anniversary of the date of issuance, or June 2, 2005, and expire on December 2, 2009. The warrants were repriced to $0.36 per share in January 2006. The additional investment rights expired unexercised on September 22, 2005, the 180th trading day after the effective date of the registration statement.

On January 27, 2005, we issued 2,900,000 shares of our class A common stock at $1.40 per share and warrants exercisable for 435,000 shares of our class A common stock at an exercise price of $1.75 per share to Steelhead Investments Ltd., Cranshire Capital LP and Omicron Master Trust for $4.1 million in cash. These shares and the shares issuable upon exercise of the warrants were subsequently registered with the SEC, effective April 6, 2005. The warrants became exercisable on July 27, 2005 and expire on January 27, 2010.

On February 1, 2005, we issued 25,424 shares of class A common stock to Kenneth G. Jordan as consideration for consulting services. These shares were valued at $30,000 and this expense is included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2005. These shares are restricted for one year from the date of issuance.

On March 31, 2005, we issued 25,000 shares of class A common stock and a warrant exercisable for 25,000 shares of our class A common stock at an exercise price of $3.00 per share to Murdock Capital Partners Corp. as consideration for investor relations services. These shares and warrants were valued at $31,000, in the aggregate, and are included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2005. The shares are restricted for one year from the date of issuance. The warrants are exercisable immediately with the underlying shares restricted for one year from the date of issuance.

In July 2005, we granted certain officers 1,157,475 restricted shares of class A common stock in accordance with our Amended and Restated 1999 Equity Compensation Plan. The market value of the restricted shares was approximately $682,910 at the date of the grant and was recorded as unearned compensation, a component of shareholders’ equity. This amount is being charged to expense over the vesting period and totaled $193,000 for the year ended December 31, 2005.

On November 16, 2005, we issued 80,645 shares of class A common stock to each of AgriCapital Corporation and B. Riley & Co., for a total issuance of 161,290 shares, as consideration for consulting services. These shares were valued at $50,000 and this expense is included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2005. These shares are restricted for one year from the date of issuance.

On January 27, 2006, we issued 8,000,000 shares of our class A common stock at $0.36 per share and warrants exercisable for 5,000,000 shares of our class A common stock at an exercise price of $0.45 per share to The Biegert Family Trust for $2.9 million in cash. As part of this transaction, we also issued warrants exercisable for 400,000 shares of our class A common stock at an exercise price of $0.36 per share to the placement agent as partial consideration for providing financial and advisory services. We intend to file a registration statement for these shares and the shares issuable upon exercise of the warrants with the SEC in October 2006. In addition, a previously issued warrant was exercised for 802,568 shares of class A common stock at an exercise price of $0.36 per share for $288,924 in cash.

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

There have been no purchases of or plans to purchase our equity securities made by or on behalf of us during the three months ended December 31, 2005.

ITEM 6.    SELECTED FINANCIAL DATA

The financial information set forth below may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. of this report and our Financial Statements and Notes thereto in Item 8. of this report.

The following table summarizes our statement of operations data for the years indicated:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Revenue	$1,875	$1,156	$927	$575	$849
Cost of revenue	1,001	640	322	335	1,066
Gross profit (loss)	874	516	605	240	(217)
Operating expenses:
Selling, general and administrative	5,291	6,333	5,873	6,790	13,189
Technology and development	2,149	2,204	1,747	2,863	4,481
Impairment and related charges	—	—	—	2,008	12,829
Depreciation and amortization	1,104	1,806	2,433	3,737	4,841

Total operating expenses	8,544	10,343	10,053	15,398	35,340
Other (income) expense, net	(165)	(3,082)	373	3,105	1,149

Loss from continuing operations	$(7,505)	$(6,745)	$(9,821)	$(18,263)	$(36,706)

Loss from continuing operations per common share – basic and diluted	$(0.15)	$(0.15)	$(0.25)	$(0.46)	$(1.00)

Weighted average number of common shares outstanding – basic and diluted	50,170	44,341	39,101	39,409	36,592

The following table summarizes our balance sheet data for the dates indicated:

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Cash and cash equivalents	$2,943	$5,955	$1,553	$5,278	$8,934
Total assets	5,402	10,004	7,158	14,059	68,698
Total indebtedness	—	—	519	512	10,572
Total stockholders’ equity	3,462	6,715	3,372	12,119	42,578

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a technology company focusing on individual-animal tracking, food-safety and database management services to the agricultural and meat processing industries. Our products include CattleLog, a USDA-approved Process Verified Program providing individual animal data collection and reporting that enables livestock tracking, verification and branding, our VerifEYE CIS, a real-time, optical inspection system that scans beef carcasses in packing plants and our Solo handheld inspection unit, a portable instrument, incorporating the VerifEYE imaging technology. We are structured into two business segments, FST and AIS.

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

Our business is currently dependent on the beef industry. Recent factors, including an ongoing trade dispute between the U.S. and Japan, and the impact of the closing of live cattle trade between the U.S. and Canada in late 2003 through mid 2005, have come together to create poor market conditions in key segments of the U.S. beef industry. The discovery, in December 2003, of BSE in the U.S., led to the suspension of approximately $3.0 billion of annual beef exports. Following a federal appeals court decision on July 15, 2005, the Canadian border re-opened for live-cattle trade on a limited basis. On December 12, 2005, the Japanese re-opened to beef imports under specific guidelines and shipments of beef products were begun on a limited basis. In January 2006, several shipments were made to Japan that did not comply with the approved guidelines and on January 20, 2006 Japan re-closed the border while these shipments are investigated. The result of these developments has been a reduction in the U.S. cattle supply and unfavorable prospects for some segments of the industry in 2006. Among other implications of these industry conditions is that key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects.

As previously disclosed, we have retained AgriCapital Corporation and B. Riley & Co, in a joint engagement, to advise our management and our Board of Directors regarding alternative strategies concerning liquidity and shareholder value, including potential capital sources, investors, acquirers, licensees, and/or merger partners, for all or part of our business. This process is still ongoing, and we have taken the cost reduction measures discussed below in part to enhance our ability to pursue any potential opportunities that arise from this process.

As previously disclosed, we have been working on the application of the VerifEYE food safety technology for detection of bio-hazardous contamination on human hands and other surfaces. In implementing our 2006 business plan, we have completed a review of our current products under development, including the HandScan, CIS II and the cameraless version of VerifEYE products. Based on additional market research and the anticipated costs required to successfully bring these products to market, as well as our determination that it is necessary to implement additional cost cutting measures for 2006, the research and development of these VerifEYE derivative products has been halted. As a result of this decision to halt research and development, we reduced our workforce by ten, effective March 7, 2006. We will continue to maintain and market the existing CIS and Solo products. However, we do not believe there will be any significant increase in the revenues on these existing products in the near future.

The following discussion of our financial condition and results of operations, liquidity and financial condition should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report.

Liquidity and Capital Resources

In January 2006, we completed a private equity placement of common stock and warrants, receiving $3.2 million in cash. Cash and cash equivalents as of February 28, 2006 were $5.0 million. Increases in sales of our products are expected to be the most important source of future cash flow. We expect that our existing cash balances, working capital and sales of our products and services will meet our cash flow needs for the next twelve months. Unless we are able to generate significantly higher sales from our products and services in 2006, we will need to seek additional sources of liquidity and implement further cost control measures. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to us. If we are unable to significantly grow our sales in the next twelve months or raise additional funds, our business may not ultimately be financially viable.

If required, we will continue to explore the need for other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through alternative debt financing that provides for the issuance of equity securities or through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See also “Item 1A—Risk Factors” in this report.

Sources and Uses of Cash

As of December 31, 2005, we had cash and cash equivalents totaling $2.9 million compared to $6.0 million at December 31, 2004. Our working capital balance as of December 31, 2005 was $2.4 million compared to $5.3 million as of December 31, 2004. With the addition of the $3.2 million in private equity funding in January 2006, our cash and cash equivalents as of February 28, 2006 is $5.0 million and our working capital balance is $4.3 million.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $6.8 million in 2005, $6.1 million in 2004 and $5.9 million in 2003. In both 2005 and 2004, cash used in operating activities consisted primarily of net operating losses offset by changes in working capital.

Net cash used in (provided by) investing activities was $191,000 in 2005, $560,000 in 2004 and $(1.0 million) in 2003. Our investing activities in 2005 consisted primarily of capital expenditures of $241,000 offset by proceeds from the sale of our Professional Cattle Consultants (“PCC”) assets in March 2005. Our investing activities in 2004 consisted primarily of capital expenditures of $830,000 offset by the collection of $200,000 in receivables due from related parties.

Net cash provided by financing activities was $4.0 million for 2005, $11.1 million for 2004 and $1.1 million for 2003. Our financing activities in 2005 consisted primarily of one private equity placement, which resulted in net proceeds of $3.8 million. In addition, we received $204,000 in proceeds from the exercise of stock options. Our financing activities in 2004 consisted primarily of two private equity placements, which resulted in net proceeds of $10.2 million. In addition, we received $1.1 million in proceeds from the exercise of stock options.

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

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005, and the future periods in which such obligations are expected to be settled in cash (rounded):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase orders	$51,000	$51,000	$—	$—	$—
Operating lease commitments	63,000	63,000	—	—	—
Capital lease commitments	12,000	5,000	7,000	—	—
Obligations relating to advance payments from customers	1,373,000	842,000	531,000	—	—

Total contractual obligations	$1,499,000	$961,000	$538,000	$—	$—

General inflation has not had a significant impact on our business and it is not expected to have a major impact in the foreseeable future.

Other Matters

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

Our stock has been trading below $1 since March 17, 2005 and we are currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. We have been granted an extension until April 27, 2006 to regain compliance with the bid price requirement. If at any time before April 27, 2006, the bid price of our stock closes at $1 per share or more for a minimum of ten consecutive business days, we will regain compliance. If we have not regained compliance by April 27, 2006, Nasdaq will provide written notification that our common stock will be delisted, at which time we may appeal Nasdaq’s determination to delist our common stock. We intend to appeal any such decision, which we believe will stay any such determination to delist our stock until after our annual meeting of shareholders, which is scheduled to be held on May 18, 2006.

At our annual meeting of shareholders, we intend to propose a reverse stock split of shares of our common stock. If approved by our shareholders, we believe the effect of such a reverse stock split will be to cause the bid price of our stock to close at $1 per share or more for a minimum of ten consecutive business days. If the bid price of our stock closes at $1 per share or more for a minimum of ten consecutive business days before Nasdaq considers our appeal of its decision to delist our stock, we believe (but cannot assure you) that Nasdaq will permit our stock to remain listed on the Nasdaq capital market.

Ultimately, non-compliance could result in Nasdaq delisting our common stock. Such delisting could have an adverse effect on the liquidity of our common stock and could also impact our ability to raise additional equity capital, if necessary.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

Revenue increased to $1.9 million for the year ended December 31, 2005 from $1.2 million for the year ended December 31, 2004. The increase in revenues is primarily due to the sale of one CIS unit that had previously been under a lease agreement (contributed $377,000 in revenues in 2005 compared to $0 in 2004), revenue from two CIS units under lease during 2005 compared to one CIS unit under lease until May 2004 (contributed $760,000 in revenues in 2005 compared to $584,000 in 2004), and increased service revenues on the CIS unit sold in the first quarter of 2005 (contributed $115,000 in revenues in 2005 compared to $0 in 2004), as well as an increase in both CattleLog and electronic identification (“EID”) tag and accessories revenues in the current year (contributed $296,000 and $207,000 in revenues, respectively, in 2005 compared to $188,000 and $51,000 in revenues, respectively, in 2004). These increases were offset by a decrease in revenues from the sale of VerifEYE Solo units (contributed $94,000 in revenues in 2005 compared to $203,000 in 2004) and a decrease in PCC sales, the Company asset that was sold in March 2005, (contributed $9,000 in revenues in 2005 compared to $125,000 in 2004).

Cost of Revenue

Cost of revenue increased to $1.0 million for the year ended December 31, 2005 from $640,000 for the year ended December 31, 2004. This increase is due principally to the increase in revenues in 2005 and the associated increases in direct costs, particularly the cost of revenues associated with the sale of the CIS unit in the first quarter of 2005 and the increase in direct costs associated with the EID tags and accessories. Cost of revenues for the year ended December 31, 2005 and 2004 includes a write-off of obsolete inventory of $199,000 and $273,000, respectively. We generated a gross profit of $874,000 or 47% for the year ended December 31, 2005 compared to $516,000 or 45% for the year ended December 31, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 16% to $5.3 million for the year ended December 31, 2005, from $6.3 million for the year ended December 31, 2004, primarily due to decreased salary and benefits, professional fees and materials and supplies expense, as well as a $100,000 gain on the sale of PCC assets recognized in the first quarter of 2005. In addition, the decrease is partially due to a non-cash expense of $360,000 incurred in the prior year as the result of accelerating the vesting and extending the expiration date of stock options in accordance with separation agreements with two officers of the Company.

Technology and Development

Our technology and development expenses decreased 2% to $2.1 million for the year ended December 31, 2005, from $2.2 million for the year ended December 31, 2004 reflecting a decrease in salary and benefits and professional services expenses partially offset by increased outside testing expenses in comparison to the year ended December 31, 2004. We expect technology and development expenses to decrease significantly in 2006 as a result of halting all research and development of new VerifEYE products and the termination of all of our employees performing research and development of VerifEYE products.

Depreciation and Amortization

Depreciation and amortization expense decreased 39% to $1.1 million for the year ended December 31, 2005 from $1.8 million for the year ended December 31, 2004. The decrease is primarily due to an increase in the portion of property, plant and equipment that was fully depreciated during 2005.

Other Income and Expense

Interest and other income, net decreased to $248,000 for the year ended December 31, 2005 from $351,000 for the year ended December 31, 2004. Other income for the year ended December 31, 2005 consists primarily of interest income of $142,000, income from the sale of marine application technology rights of $88,000 and miscellaneous rental income of $17,000 from a sublease contract. Other income for the year ended December 31, 2004 consists primarily of interest income of $47,000, miscellaneous income consisting of a $306,000 gain due to the favorable settlement of a capital lease obligation and the receipt of $93,000 in royalty payments from a marine application technology license offset by miscellaneous rental expense of $99,000.

Interest expense was $19,000 for both the year ended December 31, 2005 and the year ended December 31, 2004.

Net (increase) decrease in fair value of common stock warrants of $(22,000) for the year ended December 31, 2005, represents the change in fair value of the warrants due to the re-pricing of the Sage warrants, described in notes 9 and 10 to the financial statements, from $1.60 per share to $1.40 per share effective as of the completion of the private equity financing on January 27, 2005. Net decrease in fair value of common stock warrants of $2.8 million for 2004 represents the net decrease in fair value of the warrants and the additional investment rights that we issued in connection with our January 2004 private equity financing from the transaction date of January 22, 2004 through December 30, 2004 of $1.6 million and $1.3 million, respectively, and the net increase in fair value of the warrants issued in our November 2003 private equity financing from December 31, 2003 to December 30, 2004, of $94,000. These transactions are more fully described in note 10 to the financial statements.

Due to losses incurred, we did not recognize income tax expense for the years ended December 31, 2005 and 2004. As of December 31, 2005, we had approximately $211.0 million of federal income tax loss carry forwards that can be used to offset future taxable income. Deferred tax assets resulting primarily from net operating loss carryforwards have been fully reserved due to the uncertainty of future taxable income to utilize the related benefits. Our tax loss carry forwards begin to expire in 2012 and we are not currently aware of any limitation on our ability to offset future taxable income. Utilization of net operating losses and tax credit carryforwards may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

Discontinued Operations

The gain (loss) from discontinued cattle operations was $118,000 and $(27,000) for the years ended December 31, 2005 and 2004, respectively. The gain from discontinued operations in the year ended December 31, 2005, relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations. The loss from discontinued operations in the year ended December 31, 2004, relates primarily to the payment of legal expenses relating to previously closed cattle operations.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

Revenue increased to $1.2 million for the year ended December 31, 2004 from $927,000 for the year ended December 31, 2003. This increase is due primarily to lease revenues from two VerifEYE CIS units in the current year compared to lease revenues from one VerifEYE CIS unit for approximately three and one-half months in 2003 (contributed $584,000 in revenues in 2004 compared to $122,000 in 2003), as well as an increase in both CattleLog and EID tag revenues in the current year (contributed $188,000 and $51,000 in revenues, respectively, in 2004 compared to $105,000 and $14,000, respectively, in 2003). These increases were offset by a decrease in revenues from the sale of VerifEYE Solo units (contributed $203,000 in revenues in 2004 compared to $491,000 in 2003) and a decrease in supply chain management consulting fees, due to the termination of a contract in July 2003, (contributed $0 in revenues in 2004 compared to $50,000 in 2003).

Cost of Revenue

Cost of revenue increased to $640,000 for the year ended December 31, 2004 from $322,000 for the year ended December 31, 2003. This increase is due principally to the increase in revenues in 2004, and associated increases in direct costs and a write-off of obsolete inventory of $273,000 for the year ended December 31, 2004. We generated a gross profit of $516,000 or 45% for the year ended December 31, 2004 compared to $605,000 or 65% for the year ended December 31, 2003. The decrease in gross profit is due primarily to the write-off of obsolete inventory in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $6.3 million for the year ended December 31, 2004, from $5.9 million for the year ended December 31, 2003 reflecting increased professional fees and insurance costs offset in part by a reduction in expenses for salaries and wages. In addition, 2004 includes non-cash stock compensation expense of $360,000 incurred as the result of accelerating the vesting and extending the expiration date of stock options in accordance with separation agreements with two former officers of the Company and a non-cash expense of $60,000 due to the issuance of restricted stock as consideration for consulting services.

Technology and Development

Our technology and development expenses increased 26% to $2.2 million for the year ended December 31, 2004, from $1.7 million for the year ended December 31, 2003, reflecting an increase in development costs for a prototype unit for HandScan, our hand hygiene product, and other derivative VerifEYE products. We expect technology and development expenses to decrease significantly in 2006 as a result of halting all research and development of new VerifEYE products and the termination of all of our employees performing research and development of VerifEYE products.

Depreciation and Amortization

Depreciation and amortization expense decreased 26% to $1.8 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. The decrease is primarily due to an increase in the portion of property, plant and equipment that was fully depreciated during 2004.

Other Income and Expense

Interest and other income, net increased to $351,000 for the year ended December 31, 2004 from $68,000 for the year ended December 31, 2003. Other income for 2004 consisted of interest income of $47,000 and miscellaneous income consisting of a $306,000 gain due to the favorable settlement of a capital lease obligation and the receipt of $93,000 in royalty payments from a marine application technology license, offset in part by miscellaneous rental expense of $99,000. Other income for the year ended December 31, 2003, consisted of interest income of $46,000 and the receipt of $26,000 in royalty payments from a marine application technology license and miscellaneous income from various sources of $60,000, offset in part by miscellaneous expense of approximately $34,000 related to the settlement of disputed consulting fees incurred in a prior period and the associated arbitration fees and miscellaneous rental expense of $30,000.

Interest expense decreased to $19,000 for the year ended December 31, 2004 from $21,000 for the year ended December 31, 2003. This decrease is due primarily to the settlement of our capital lease obligation during the first quarter of 2004.

Net (increase) decrease in fair value of common stock warrants of $2.8 million for 2004 represents the net decrease in fair value of the warrants and the additional investment rights that we issued in connection with our January 2004 private equity financing from the transaction date of January 22, 2004 through December 30, 2004 of $1.6 million and $1.3 million, respectively, and the net increase in fair value of the warrants issued in our

November 2003 private equity financing from December 31, 2003 to December 30, 2004, of $94,000. The increase in fair value of common stock warrants of $423,000 for 2003 represents the increase in the estimated fair value of the warrants that we issued in connection with our private equity financing from the transaction date of November 20, 2003 through December 31, 2003. These transactions are more fully described in note 10 to the financial statements.

Effective December 31, 2004, the registration rights agreements for both the November 2003 and January 2004 private equity financings were amended to clarify that we are not liable for liquidated damages with respect to the warrant shares. Under EITF 00-19, this amendment changed the accounting for the warrant shares, which were reclassified to stockholders’ equity on December 31, 2004, after the change in their fair value was determined as of December 30, 2004 and the net decrease in fair value of the warrants was included in net decrease in fair value of common stock warrants and additional investment rights in the statement of operations.

Due to losses incurred, we did not recognize income tax expense for the years ended December 31, 2004 and 2003. As of December 31, 2004, we had approximately $205.0 million of federal income tax loss carry forwards that can be used to offset future taxable income.

Discontinued Operations

The gain (loss) from discontinued cattle operations was $(27,000) and $94,000 for the years ended December 31, 2004 and 2003, respectively. The loss from discontinued operations in the year ended December 31, 2004, includes the payment of legal expenses relating to previously closed cattle operations and the write-down to fair market value of assets held for sale, partially offset by the collection of receivables, previously considered uncollectible.

Quarterly Results of Operations

The following table sets forth certain unaudited statements of operations data for the quarters ended March 31, June 30, September 30, and December 31, 2005, and March 31, June 30, September 30, and December 31, 2004. The information for each quarter has been prepared on substantially the same basis as the audited financial statements included in other parts of this report and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not necessarily indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.

	Three Months Ended
	Mar. 31, 2005	Jun. 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2004	Jun. 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$751	$335	$400	$389	$174	$212	$301	$468
Cost of revenue	328	249	182	242	67	203	79	290

Gross profit	423	86	218	147	107	9	222	178

Operating expenses	2,167	2,522	1,894	1,961	2,641	2,976	2,537	2,190
Other (income) expense, net	(94)	(23)	(26)	(22)	(2,482)	(170)	(1,605)	1,175

Loss from continuing operations	$(1,650)	$(2,413)	$(1,650)	$(1,792)	$(52)	$(2,797)	$(710)	$(3,187)

Loss from continuing operations per common share – basic and diluted	$(0.03)	$(0.05)	$(0.03)	$(0.03)	$(0.00)	$(0.06)	$(0.02)	$(0.07)

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our financial statements.

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the most critical accounting principles upon which the Company’s financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.

The most critical accounting principles identified relate to:

•	revenue recognition; and

•	accounting for obligations and instruments potentially to be settled in our stock

These critical accounting policies and our other significant accounting policies are further disclosed in note 1 to our financial statements elsewhere in this report.

Revenue Recognition

Revenues from the sale of all AIS products and services are recognized as products are shipped or services are provided.

Revenues from the sale of hand-held VerifEYE Solo units and CIS products and related services that include multiple deliverables, such as after-market supplies or services, are allocated based on the relative fair values of the individual components as determined in accordance with the revenue recognition principles of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue allocated to each component is recognized as products are shipped or services are provided.

When products are sold and the buyer is given the right to return the product, revenue from the sales transactions are recognized at the time of the sale only when all of the specified conditions of Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists” have been met. Sales revenue and cost of sales that are not recognized at the time of the sale because the specified conditions have not been met are recognized either when the return privilege has substantially expired or if those conditions are subsequently met, whichever occurs first.

Revenues from operating leases of the VerifEYE CIS are recognized on a straight-line basis over the life of the lease, once the unit is installed.

Accounting for Obligations and Instruments Potentially to be Settled in the Company’s Stock

Under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock are initially classified as equity if they require settlement in shares or as assets or liabilities if they require a net cash settlement.

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

FACTORS AFFECTING OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will” and words of similar meaning. These statements include statements regarding, among other things, our product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop “brand” awareness and market acceptance of our products and services. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements, including the acceptance by our customers of our products and services, our ability to grow revenue, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation, our products’ current stage of development, the need for additional financing, competition in various aspects of our business and other factors. Other factors that may cause such a difference include, but are not limited to, those discussed in Item 1A. “Risk Factors” of this report (which are incorporated herein by reference), and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We held no derivative securities as of December 31, 2005. Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. As of December 31, 2005, our investments consisted of $2.3 million in cash equivalents with maturities of less than three months. Due to the short-term, conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate herein by reference the supplementary financial information in Item 7. of this report under “Quarterly Results of Operations.” We incorporate herein by reference the financial statements of the Company beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

During the quarter ended December 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information contained under the captions “Election of Directors,” “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” and “Summary Compensation Table” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 18, 2006, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the captions “Compensation of Directors,” “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 18, 2006, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information contained under the caption “Stock Ownership” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 18, 2006, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The information presented under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans” in Part II of this report is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 18, 2006, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information contained under the caption “Information Concerning Our Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our annual meeting of shareholders to be held on May 18, 2006, to be filed within 120 days after the end of the year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with this Form 10-K Report

(1)	The Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:

(2)	The following financial statement schedules are filed as part of this report on page F-21:

Schedule	IX—Valuation and Qualifying Accounts.*

*	All other required financial statement schedules are omitted because the information required is either not applicable or is included in the financial statements or the related notes included in this report.

(3)	Exhibits

The exhibits that are required to be filed or incorporated by references herein are listed in the Exhibit Index beginning on page 28 hereof. Exhibits 10.1 and Exhibits 10.30 to 10.35 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2006

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

Name	Capacity	Date

/s/ DAVID C. WARREN David C. Warren	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2006

/s/ ROBERT E. DRURY Robert E. Drury	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2006

/s/ JOHN C. BELKNAP John C. Belknap	Chairman of the Board	March 27, 2006

/s/ JOHN C. FOLTZ John C. Foltz	Director	March 27, 2006

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	March 27, 2006

/s/ ROBERT S. SPENCER Robert S. Spencer	Director	March 27, 2006

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Second Amended and Restated Certificate of Incorporation of eMerge Interactive (Exhibit 3.1)	(1)

3.2	Amended and Restated Bylaws of eMerge Interactive (Exhibit 3.1)	(12)

3.3	First Certificate of Correction Filed to Correct a Certain Error in the Second Amended and Restated Certificate of Incorporation of eMerge Interactive, Inc.	(11)

3.4	Second Certificate of Correction Filed to Correct a Certain Error in the Second Amended and Restated Certificate of Incorporation of eMerge Interactive, Inc.	(11)

10.1**	Amended and Restated 1996 Equity Compensation Plan (Exhibit 10.1)	(1)

10.2	Registration Rights Agreement dated July 18, 1997 (Exhibit 10.17)	(1)

10.3	Stockholders Agreement dated July 29, 1998 among eMerge Interactive, and individuals designated as the former shareholders of STS Agriventures, Ltd. (Exhibit 10.8)	(1)

10.4	Stockholders’ and Registration Rights Agreement dated February 24, 1999 (Exhibit 10.19)	(1)

10.5	Joinder and Correction to Stockholders and Registration Rights Agreement dated March 29, 1999 (Exhibit 10.20)	(1)

10.6	Preferred Stock Purchase Agreement dated April 1, 1999 (Series C Preferred Stock) (Exhibit 10.15)	(1)

10.7	Exclusive License Agreement between Iowa State University Research Foundation, Inc., and eMerge dated August 3, 1999 (Exhibit 10.33)	(1)

10.8	Cooperative Research and development Agreement between USDA’s Agricultural Research Service, eMerge and Iowa State University of Science and Technology concerning Methods for Detecting Fecal and Ingesta Contamination on Meat dated August 4, 1999 (Exhibit 10.32)	(1)

10.9	Securities Purchase Agreement dated October 27, 1999 between eMerge Interactive Technologies, LLC and Internet Capital Group, Inc. (Exhibit 10.30)	(1)

10.10	Equipment and Technology License Agreement, dated March 12, 2003 by and between Excel Corporation and eMerge Interactive, Inc. (Exhibit 10.45)	(2)

10.11	Real Property Lease between XL Realty, Corp. and eMerge Interactive, Inc. dated April 1, 2003 (Exhibit 10.57)	(3)

10.12	Securities Purchase Agreement, effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.1)	(4)

10.13	Registration Rights Agreement effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.2)	(4)

10.14	Common Stock Purchase Warrant effective as of November 20, 2003, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust. (Exhibit 10.3)	(4)

10.15	Securities Purchase Agreement effective as of January 22, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.5)	(5)

10.16	Form of Common Stock Purchase Additional Investment Right effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.7)	(5)

10.17	Registration Rights Agreement effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust (Exhibit 10.8)	(5)

Exhibit Number	Description	Reference

10.18	Form of Common Stock Purchase Warrant effective as of January 23, 2004, by and between eMerge Interactive, Inc. and Mainfield Enterprises, Inc., Cranshire Capital L.P., Smithfield Fiduciary LLC and Omicron Master Trust. (Exhibit 10.6)	(5)

10.19	Equipment Lease Agreement dated November 21, 2003 by and between Excel Corporation and eMerge Interactive, Inc. (Exhibit 10.51)	(6)

10.20	Securities Purchase Agreement, dated as of November 22, 2004, by and among eMerge Interactive, Inc. and the investor parties thereto (Exhibit 10.1)	(7)

10.21	Form of Warrant, dated as of December 2, 2004, issued by eMerge Interactive Inc. to each of Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.2)	(8)

10.22	Form of Additional Investment Right, dated as of December 2, 2004, issued by eMerge Interactive, Inc. to each of Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.3)	(8)

10.23	Registration Rights Agreement, dated as of December 2, 2004, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.4)	(8)

10.24	Warrant, dated as of December 2, 2004, issued by eMerge Interactive, Inc. to Roth Capital Partners, LLC (Exhibit 10.5)	(8)

10.25	Securities Purchase Agreement, dated as of January 12, 2005, by and among eMerge Interactive, Inc. and the investor parties thereto (Exhibit 10.1)	(9)

10.26	Form of Warrant, dated as of January 27, 2005, issued by eMerge Interactive, Inc. to each of Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.2)	(10)

10.27	Registration Rights Agreement, dated as of January 27, 2005, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.3)	(10)

10.28	Amendment to Warrants, dated as of January 27, 2005, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.4)	(10)

10.29	Amendment to Additional Investment Rights, dated as of January 27, 2005, by and among eMerge Interactive, Inc., Steelhead Investments Ltd., Cranshire Capital, L.P. and Omicron Master Trust (Exhibit 10.5)	(10)

10.30**	Letter Agreement, dated July 29, 2005, by and between eMerge Interactive, Inc. and David C. Warren, regarding the amended and restated terms of Mr. Warren’s employment with eMerge Interactive, Inc. (Exhibit 10.1)	(12)

10.31**	Letter Agreement, dated July 29, 2005, by and between eMerge Interactive, Inc. and Robert E. Drury, regarding the amended and restated terms of Mr. Drury’s employment with eMerge Interactive, Inc. (Exhibit 10.2)	(12)

10.32**	Letter Agreement, dated July 29, 2005, by and between eMerge Interactive, Inc. and Mark S. Fox, regarding the amended and restated terms of Mr. Fox’s employment with eMerge Interactive, Inc. (Exhibit 10.3)	(12)

10.33**	Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.4)	(12)

10.34**	Form of Restricted Stock Agreement to be used in conjunction with grants made pursuant to the Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.5)	(12)

Exhibit Number	Description	Reference

10.35**	Form of Stock Option Agreement to be used in conjunction with grants made pursuant to the Amended and Restated eMerge Interactive, Inc. 1999 Equity Compensation Plan (Exhibit 10.6)	(12)

10.36	Securities Purchase Agreement, dated as of January 19, 2006, by and between eMerge Interactive, Inc. and the investor party thereto (Exhibit 10.1)	(13)

10.37	Common Stock Purchase Warrant, dated as of January 27, 2006, issued by eMerge Interactive, Inc. to The Biegert Family Trust, dated June 11, 1998 (Exhibit 10.2)	(14)

10.38	Registration Rights Agreement, dated as of January 27, 2006, by and between eMerge Interactive, Inc. and The Biegert Family Trust, dated June 11, 1998 (Exhibit 10.3)	(14)

10.39	Form of Common Stock Purchase Warrant, dated as of January 27, 2006, issued by eMerge Interactive, Inc. to each of AgriCapital Securities, Inc. and B. Riley & Co. (Exhibit 10.4)	(14)

23.1	Consent of Independent Registered Public Accounting Firm	*

31.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Robert E. Drury Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-1 (No. 333-89815), filed with the Commission.
(2)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2002, filed with the Commission.
(3)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-Q of the quarterly period ended March 31, 2003.
(4)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-111446), filed with the Commission on December 22, 2003.
(5)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Registration Statement on Form S-3 (No. 333-113082), filed with the Commission on February 25, 2004.
(6)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2003, filed with the Commission.
(7)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated November 22, 2004, filed with the Commission.
(8)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated December 2, 2004, filed with the Commission.
(9)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated January 12, 2005, filed with the Commission.
(10)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated January 27, 2005, filed with the Commission.
(11)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Form 10-K for the annual period ended December 31, 2004, filed with the Commission.
(12)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated July 29, 2005, filed with the Commission.
(13)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated January 19, 2006, filed with the Commission.
(14)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated January 27, 2006, filed with the Commission.
*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.

eMERGE INTERACTIVE, INC.

Financial Statements

(With Independent Registered Public Accounting Firm Report Thereon)

eMERGE INTERACTIVE, I NC.

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

eMerge Interactive, Inc.:

We have audited the financial statements of eMerge Interactive, Inc. as listed in the accompanying table of contents. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying table of contents. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eMerge Interactive, Inc. at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

February 3, 2006

Orlando, Florida

Certified Public Accountants

eMERGE INTERACTIVE, INC.

Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,943,335	$5,954,976
Trade accounts receivable, less allowance for doubtful accounts of $100,831 in 2005 and $360,362 in 2004	119,409	244,766
Inventories	236,047	381,076
Prepaid expenses and other assets	480,644	610,201

Total current assets	3,779,435	7,191,019
Property, plant and equipment, net	1,115,417	2,355,587
Food safety systems installed at customers, net	470,070	457,327
Other assets	37,500	—

Total assets	$5,402,422	$10,003,933

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligation	$4,639	$—
Accounts payable	153,437	336,146
Accrued liabilities:
Salaries and benefits	185,740	184,363
Legal and professional	211,004	214,184
Other	4,901	51,172
Advance payments from customers	842,183	1,083,508

Total current liabilities	1,401,904	1,869,373
Capital lease obligation – long term	7,041	—
Advance payment from customers – long term	531,210	1,419,120

Total liabilities	1,940,155	3,288,493

Stockholders’ equity:
Common stock, $0.008 par value, authorized 100,000,000 shares:
Class A common stock, designated 92,711,110 shares, issued 52,941,951 and 48,648,760 shares in 2005 and 2004, respectively; outstanding 51,698,096 and 47,404,905 shares in 2005 and 2004, respectively	423,536	389,191
Additional paid-in capital	216,345,015	211,755,546
Accumulated deficit	(212,388,766)	(205,001,260)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)
Unearned compensation	(489,481)	—

Total stockholders’ equity	3,462,267	6,715,440

Total liabilities and stockholders’ equity	$5,402,422	$10,003,933

See accompanying notes to financial statements.

eMERGE INTERACTIVE, INC.

Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenue
Products	$709,140	$284,119	$528,915
Leases	759,839	584,354	122,461
Services	405,475	287,546	275,462

Total revenue	1,874,454	1,156,019	926,838

Cost of revenue
Products	752,776	450,274	265,677
Leases	197,639	161,670	52,905
Services	50,290	28,040	3,082

Total cost of revenue	1,000,705	639,984	321,664

Gross profit	873,749	516,035	605,174

Operating expenses:
Selling, general and administrative	5,290,611	6,333,110	5,873,471
Technology and development	2,149,478	2,204,051	1,747,015
Depreciation and amortization	1,104,191	1,806,076	2,433,048

Total operating expenses	8,544,280	10,343,237	10,053,534

Operating loss	(7,670,531)	(9,827,202)	(9,448,360)

Interest and other income, net	248,022	351,227	67,703
Interest expense	(19,341)	(19,285)	(21,103)
Gain (loss) on disposal of assets	(41,758)	(46,375)	4,492
(Increase) decrease in fair value of common stock warrants, net	(21,614)	2,796,585	(423,840)

Loss from continuing operations before income taxes	(7,505,222)	(6,745,050)	(9,821,108)
Income tax expense (benefit)	—	—	—

Loss from continuing operations	(7,505,222)	(6,745,050)	(9,821,108)

Discontinued operations:
Gain (loss) from discontinued cattle operations, net of income taxes of $0 in 2005, 2004 and 2003	117,716	(27,064)	94,363

Net loss	$(7,387,506)	$(6,772,114)	$(9,726,745)

Loss from continuing operations per common share—basic and diluted	$(0.15)	$(0.15)	$(0.25)

Net loss per common share—basic and diluted	$(0.15)	$(0.15)	$(0.25)

Weighted average number of common shares outstanding—basic and diluted	50,169,775	44,341,257	39,100,605

See accompanying notes to financial statements.

eMERGE INTERACTIVE, INC.

Statements of Stockholders’ Equity

December 31, 2005, 2004 and 2003

	Common stock Class A		Common stock Class B		Additional paid-in capital	Accumulated deficit	Treasury stock	Unearned compensation	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2002	33,085,992	$274,638	5,694,445	$45,556	$200,729,576	$(188,502,401)	$(428,037)	$(109)	$12,119,223
Exercise of common stock options for cash	373,107	2,985	—	—	294,283	—	—	—	297,268
Issuance of 79,791 shares of class A common stock in connection with business combinations	79,791	639	—	—	99,829	—	—	—	100,468
Issuance of 60,000 shares of class A common stock for services	60,000	480	—	—	59,820	—	—	—	60,300
Issuance of 1,605,136 shares of class A common stock for cash	1,605,136	12,841	—	—	424,146	—	—	—	436,987
Compensation associated with stock option modification	—	—	—	—	84,308	—	—	—	84,308
Amortization of unearned compensation	—	—	—	—	—	—	—	109	109
Net loss	—	—	—	—	—	(9,726,745)	—	—	(9,726,745)

Balances at December 31, 2003	35,204,026	$291,583	5,694,445	$45,556	$201,691,962	$(198,229,146)	$(428,037)	$—	$3,371,918
Exercise of common stock options for cash	1,575,501	12,604	—	—	1,288,627	—	—	—	1,301,231
Issuance of 2,333,333 shares of class A common stock for cash, net of issuance costs	2,333,333	18,667	—	—	2,565,282	—	—	—	2,583,949
Issuance of 2,500,000 shares of class A common stock for cash, net of issuance costs	2,500,000	20,000	—	—	3,639,076	—	—	—	3,659,076
Conversion of class B common stock to class A common stock	5,694,445	45,556	(5,694,445)	(45,556)	—	—	—	—	—
Cashless exercise of warrants	53,964	432	—	—	(432)	—	—	—	—
Compensation associated with stock option modification	—	—	—	—	360,063	—	—	—	360,063
Issuance of 43,636 shares of class A common stock for services	43,636	349	—	—	59,651	—	—	—	60,000
Reclassification of common stock warrants to equity	—	—	—	—	2,151,317	—	—	—	2,151,317
Net loss	—	—	—	—	—	(6,772,114)	—	—	(6,772,114)

Balances at December 31, 2004	47,404,905	$389,191	—	$—	$211,755,546	$(205,001,260)	$(428,037)	$—	$6,715,440
Exercise of common stock options for cash	24,002	192	—	—	11,635	—	—	—	11,827
Issuance of 2,900,000 shares of class A common stock for cash, net of issuance costs	2,900,000	23,200	—	—	3,768,898	—	—	—	3,792,098
Issuance of 211,714 shares of class A common stock for services	211,714	1,693	—	—	108,859	—	—	—	110,552
Compensation associated with stock option modification	—	—	—	—	4,813	—	—	—	4,813
Expense associated with common stock warrant modification	—	—	—	—	21,614	—	—	—	21,614
Issuance of restricted stock, net of cancellations	1,157,475	9,260	—	—	673,650	—	—	(682,910)	—
Amortization of restricted stock	—	—	—	—	—	—	—	193,429	193,429
Net loss	—	—	—	—	—	(7,387,506)	—	—	(7,387,506)

Balances at December 31, 2005	51,698,096	$423,536	—	$—	$216,345,015	$(212,388,766)	$(428,037)	$(489,481)	$3,462,267

See accompanying notes to financial statements.

eMERGE INTERACTIVE, INC.

Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(7,387,506)	$(6,772,114)	$(9,726,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,246,154	1,906,570	2,454,989
(Gain) loss on disposal of assets	41,757	53,429	(4,492)
Impairment of assets held for sale	—	21,192	—
Non-cash compensation	4,813	360,063	84,308
Amortization of unearned compensation	193,429	—	109
Issuance of common stock for services	110,552	60,000	60,300
Provision for inventory obsolescence	199,460	272,755	—
Increase (decrease) in fair value of common stock warrants	21,614	(2,796,585)	423,840
Gain on settlement of contract	—	(305,719)	—
Gain on sale of other assets	(100,000)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	125,358	(153,471)	235,580
Inventories	142,278	(85,767)	(531,636)
Prepaid expenses and other assets	(50,196)	213,551	112,147
Due from related parties, net	—	(5,449)	44,895
Accounts payable and accrued liabilities	(230,783)	(404,247)	56,182
Advance payments from customers	(1,129,235)	1,497,423	903,705

Net cash used in operating activities	(6,812,305)	(6,138,369)	(5,886,818)

Cash flows from investing activities:
Purchases of property and equipment	(240,761)	(829,635)	(1,161,606)
Proceeds from sale of property, plant and equipment	45	10,810	26,498
Proceeds from sale of other assets	50,000	—	—
Collection of receivables due from related parties	—	200,000	2,259,258
Proceeds from sale of assets held for sale	—	59,239	—
Purchase of certificate of deposit	—	—	(76,080)

Net cash (used in) provided by investing activities	(190,716)	(559,586)	1,048,070

Cash flows from financing activities:
Net proceeds from private equity placements	3,792,098	10,204,074	1,000,000
Net proceeds from issuance of common stock	203,594	1,109,463	113,693
Payments on capital lease obligations	(4,312)	(214,000)	—

Net cash provided by financing activities	3,991,380	11,099,537	1,113,693

Net change in cash	(3,011,641)	4,401,582	(3,725,055)
Cash and cash equivalents, beginning of year	5,954,976	1,553,394	5,278,449

Cash and cash equivalents, end of year	$2,943,335	$5,954,976	$1,553,394

Supplemental disclosures:
Cash paid for interest	$19,341	$26,190	$14,198
Non-cash investing and financing activities:
Issuance of note receivable for sale of other assets	50,000	—	—
Capital lease for equipment	15,992	—	—
Issuance of restricted class A common stock	682,909	—	—
Due from broker for exercise of stock options	—	191,768	183,575
Return of property under capital lease	—	84,603	—
Issuance of class A common stock in connection with business combinations	—	—	100,468
Receipt of land in connection with settlement of open trade receivables	—	—	87,000

See accompanying notes to financial statements.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS

(1)    Organization and Summary of Significant Accounting Policies

(a)    Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company focusing on the agricultural and meat processing industries. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as innovative food safety technologies.

(b)    Cash and Cash Equivalents

Cash and cash equivalents include amounts on deposit with financial institutions and investments with maturities of 90 days or less. The Company considers all highly liquid debt instruments with maturities of 90 days or less to be cash equivalents.

(c)    Trade Accounts Receivable

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

(d)    Inventories

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

(e)    Property, Plant and Equipment

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the need to record impairment losses on long-lived assets when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset’s carrying value, with the loss measured at fair value based on discounted expected cash flows.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(f)    Food Safety Systems Installed at Customers

Food safety systems installed at customers are stated at cost. Depreciation on the food safety systems is calculated on the straight-line method over the estimated useful lives of the assets, which is currently estimated at 5 years. The installation costs for these systems are capitalized and depreciated using the straight-line method over the contractual lives of the operating leases, which is currently 3 years.

(g)    Capitalized Software Costs

The Company accounts for the software components of its websites in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, certain costs to develop internal-use computer software are capitalized after the Company has completed a preliminary project assessment and management, with relevant authority, commits to funding the related software project and it is probable that the project will be completed and the software will be used to perform the function intended. The costs capitalized by the Company relate principally to the Company’s internet site development and are amortized to operations over the assets’ estimated useful life of 3 years upon completion of the application development stage.

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

(i)    Accounting for Obligations and Instruments Potentially to be Settled in the Company’s Own Stock

Under Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock are initially classified as equity if they require settlement in shares or as assets or liabilities if they require a net cash settlement.

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts are not removed from earnings. The classification of a contract is reassessed at each balance sheet date.

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

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

When products are sold and the buyer is given the right to return the product, revenue from the sales transactions are recognized at the time of the sale only when all of the specified conditions of SFAS No. 48, “Revenue Recognition when Right of Return Exists” have been met. Sales revenue and cost of sales that are not recognized at the time of the sale because the specified conditions have not been met are recognized either when the return privilege has substantially expired or if those conditions are subsequently met, whichever occurs first.

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

(l)    Stock-Based Compensation

As of December 31, 2005, the Company has two stock-based employee compensation plans. SFAS No. 123, “Accounting for Stock Based Compensation,” encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, the Company has elected to account for its stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under the Company’s stock plans because the exercise price of all options granted was equal to or greater than the current market value of the stock on the grant date. The Company has, under certain circumstances, accelerated the vesting and extended the expiration date on options, which resulted in stock based employee compensation expense. In 2005, the Company granted restricted shares to certain officers, which are recorded as stock based compensation expense over the vesting period. See note 11—Stock Plan for additional information. If the Company had elected to adopt the fair value based recognition provisions of SFAS No. 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	2005	2004	2003
Net loss as reported	$(7,387,506)	$(6,772,114)	$(9,726,745)
Add: Stock-based employee compensation expense included in reported net loss	198,242	360,063	84,417
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,437,318)	(2,572,950)	(1,667,997)

Pro forma net loss	$(8,626,582)	$(8,985,001)	$(11,310,325)

Net loss per share as reported – basic and diluted	$(0.15)	$(0.15)	$(0.25)

Pro forma net loss per share – basic and diluted	$(0.17)	$(0.20)	$(0.29)

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As a result of the issuance of SFAS No. 123R discussed in note 1(o) below, the Company will be required, beginning in the first quarter of 2006, to expense stock compensation related to options using a fair value based method.

(m)    Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The incremental shares from the assumed conversion of the Company’s potential common stock, such as stock options and warrants (594,810 shares at December 31, 2005, 2,127,698 shares at December 31, 2004 and 706,255 shares at December 31, 2003) have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

(n)    Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had no such transactions, events or circumstances during 2005, 2004 and 2003 other than net losses. Thus, comprehensive loss is the same as net loss for 2005, 2004 and 2003.

(o)    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments,” which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the Company’s statements of operations over the period during which the employee is required to provide such services. Under the provisions of SFAS No. 123R, the Company expects to apply the modified prospective application of this statement with an effective date of January 1, 2006. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock based compensation among other changes, will apply to awards granted after the effective date and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. As of December 31, 2005, the Company expects to record a total expense of approximately $681,000 for the year ended December 31, 2006 from unamortized compensation expense related to stock options and restricted stock grants, as determined in accordance with SFAS No. 123R. In addition, for any new awards that may be granted during 2006, the Company may incur additional expense during the year ended December 31, 2006 that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on its financial statements.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS no. 151 will be effective for the Company for inventory costs incurred on or after January 1, 2006. The adoption of SFAS no. 151 will not have a significant effect on the Company’s financial statements.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. SFAS No. 154 will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

(p)    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(q)    Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements in order to conform to 2005 classifications. The changes had no effect on previously reported net loss.

(2)    Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $212.4 million as of December 31, 2005. For the year ended December 31, 2005, the Company incurred a net loss of $7.4 million and negative cash flows from operations of $6.8 million. The Company’s objectives are to increase its revenue related to sales of both AIS products and services and Food Safety Technologies (“FST”) products and services, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. Cash and cash equivalents at December 31, 2005 are $2.9 million. In January 2006, the Company received $3.2 million from issuance of common stock and warrants and the exercise of an outstanding warrant, which will be used to support operations. Management has developed an operating plan for 2006 and believes the Company has adequate financial resources for achievement of that plan. However, if sales from the Company’s products and services do not meet expectations in 2006, the Company may need to seek additional sources of liquidity.

The Company’s common stock has been trading below $1 since March 17, 2005, and it is currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The Company has been granted an extension until April 27, 2006 to regain compliance with the Nasdaq bid price requirement. If at any time before April 27, 2006, the bid price of the Company’s common stock closes at $1 per share or more for a minimum of ten consecutive business days, the Company will regain compliance. If the Company has not regained compliance by April 27, 2006, Nasdaq will provide written notification that the Company’s common stock will be delisted, at which time, the Company may appeal Nasdaq’s determination. The Company intends to appeal any such decision, which it believes will stay any such determination to delist its stock until after the annual meeting of shareholders, which is scheduled to be held on May 18, 2006.

Ultimately, non-compliance could result in Nasdaq delisting the Company’s common stock. Such delisting could have an adverse effect on the liquidity of the Company’s common stock and could also impact the Company’s ability to raise additional equity capital, if necessary.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(3)    Inventories

Inventories at December 31, 2005 and 2004 consist of:

	2005	2004
Raw materials	$95,537	$325,535
Work-in-process	—	35,491
Finished goods	140,510	20,050

	$236,047	$381,076

In both the second and fourth quarters of 2005 and 2004, the Company performed reviews of its inventory for estimated obsolescence or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded a reserve for obsolescence of $199,460 and $272,755, respectively, with the expense included in cost of revenue—products for the years ended December 31, 2005 and 2004.

(4)    Related Party Transactions

Through June 10, 2005, the Company leased office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was approximately $110,000 in 2005, $257,000 in 2004 and $240,000 in 2003. Effective June 10, 2005, XL Realty Corp. sold the property to an unrelated party and there will be no additional rent paid to XL Realty Corp. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 7,524,577 shares of the Company’s class A common stock, or 14.6% of the outstanding shares of the Company as of December 31, 2005.

(5)    Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31, 2005 and 2004 consists of:

	2005	2004
Computer equipment and software	$5,512,540	$9,544,483
Furniture, fixtures and equipment	1,095,412	1,644,592
Leasehold improvements	371,368	371,368
Barn equipment and vehicles	10,725	10,725
Construction-in-process	758,323	892,235

	7,748,368	12,463,403
Less accumulated depreciation	6,632,951	10,107,816

Property, plant and equipment, net	$1,115,417	$2,355,587

Construction-in-process consists of food safety systems, which will be installed at customer locations. Assets under capital lease amounted to $16,255 as of December 31, 2005. Accumulated amortization for assets under capital lease totaled $2,438 as of December 31, 2005.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(6)    Food Safety Systems Installed At Customers

Food safety systems installed at customers at December 31, 2005 and 2004 consists of:

	2005	2004
VerifEYE CIS units	$636,033	$579,762
Less accumulated depreciation	165,963	122,435

Food safety systems installed at customers, net	$470,070	$457,327

The two VerifEYE CIS units, noted above, are leased to a customer under operating lease agreements that expire in 2007 and 2008.

(7)    Leases

The Company leases certain property and equipment under various operating and capital lease arrangements that expire over the next three years. Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

	Capital leases	Operating leases
2006	$5,697	$62,851
2007	6,215	—
2008	1,391	—

Total minimum lease payments	$13,303	$62,851

Amount representing interest	(1,623)
Obligation under capital leases	11,680
Current installments of capital lease obligations	4,639

Capital lease obligation, excluding current installments	$7,041

Rental expense under all operating leases was approximately $293,000 in 2005, $446,000 in 2004 and $409,000 in 2003.

(8)    Advance Payments From Customers

The Company leases two VerifEYE CIS units to a customer under three year operating lease agreements. The two units under lease as of December 31, 2005, have been prepaid and the advance payment is included in advance payments from customers and recorded as revenue over the lease term on a straight-line basis.

(9)    Equity

Common Stock

The Company has authorized the issuance of 100,000,000 shares of common stock.

Class A—The Company has designated 92,711,110 shares as class A common stock. Holders of class A common stock are entitled to one vote for each share.

Class B—The Company has designated 7,288,890 shares as class B common stock. Holders of class B common stock are entitled to two and one-half votes for each share. The shares of class A and class B are identical in all other respects. No shares of class B common stock are outstanding as of December 31, 2005.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Issuances of Common Stock

In July 2003, the Company issued 79,791 shares of class A common stock as additional consideration in compliance with the Hefley Order Buying acquisition agreement.

In September 2003 and October 2003, the Company issued an aggregate of 60,000 shares of class A common stock, with an aggregate value of $60,300, to Investor Relations International as consideration for investor relations services.

On November 20, 2003, the Company issued 1,605,136 shares of class A common stock to The Biegert Family Irrevocable Trust in a private placement transaction (the “Biegert Transaction”) for $0.623 per share, receiving proceeds of $1.0 million. In connection with the transaction, the Company issued warrants to purchase 802,568 shares of the Company’s class A common stock. The exercise price of the warrants was $0.98 per share. The $1.0 million of proceeds were allocated to the common stock and warrants based on their relative fair values. The warrants were repriced to $0.36 per share in January 2006 and were exercised.

On January 23, 2004, the Company issued 2,333,333 shares of class A common stock to a group of investors in a private placement transaction (the “Sage Transaction”) for $3.00 per share, receiving gross proceeds of $7.0 million. In connection with the transaction, the Company issued warrants to purchase 830,508 shares of the Company’s class A common stock and additional investment rights to purchase 830,508 shares of the Company’s class A common stock. The exercise price of the warrants was $3.6875 per share and the exercise price of the additional investment rights was $3.00 per share. The warrants were exercisable immediately and expire on January 23, 2009. The warrants were repriced to $1.60 per share in December 2004, repriced to $1.40 per share in January 2005 and repriced to $0.36 per share in January 2006. The additional investment rights expired unexercised on July 13, 2004. The $6.5 million of net proceeds were allocated to the common stock, warrants and additional investment rights based on their relative fair values. As part of this transaction, the Company issued warrants exercisable for 163,333 shares of the Company’s class A common stock at an exercise price of $3.73 per share to the placement agent as consideration for providing financial and advisory services.

On December 2, 2004, the Company issued 2,500,000 shares of class A common stock to a group of investors in a private placement transaction (the “HBK Transaction”) for $1.60 per share, receiving gross proceeds of $4.0 million. In connection with the transaction, the Company issued warrants to purchase 875,000 shares of the Company’s class A common stock and additional investment rights to purchase 1,250,000 shares of the Company’s class A common stock. The exercise price of the warrants was $2.00 per share and the exercise price of the additional investment rights was $1.60 per share. The warrants were exercisable at any time after the six-month anniversary of the date of issuance, or June 2, 2005, and expire on December 2, 2009. The warrants were repriced to $0.36 per share in January 2006. The additional investment rights expired unexercised on September 22, 2005, the 180th trading day after the effective date of the registration statement. The registration statement went effective on January 6, 2005. The $3.7 million of net proceeds were recorded in stockholders equity. As part of this transaction, the Company issued warrants exercisable for 150,000 shares of the Company’s class A common stock at an exercise price of $2.30 per share to the placement agent as consideration for providing financial and advisory services.

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

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On February 1, 2005, the Company issued 25,424 shares of class A common stock to Kenneth G. Jordan as consideration for consulting services. These shares were valued at $30,000 and this expense is included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2005. These shares are restricted for one year from the date of issuance.

On March 31, 2005, the Company issued 25,000 shares of class A common stock and a warrant exercisable for 25,000 shares of the Company’s class A common stock at an exercise price of $3.00 per share to Murdock Capital Partners Corp. as consideration for investor relations services. These shares and warrants were valued at $31,000, in the aggregate, and are included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2005. The shares are restricted for one year from the date of issuance. The warrants are exercisable immediately with the underlying shares restricted for one year from the date of issuance.

In July 2005, the Company granted certain officers 1,157,475 restricted shares of the Company’s common stock in accordance with the Company’s Amended and Restated 1999 Equity Compensation Plan (the “1999 Plan”). The market value of the restricted shares was approximately $682,910 at the date of the grant and are recorded as unearned compensation, a component of shareholders’ equity. This amount is being charged to expense over the vesting period and totaled $193,429 for the year ended December 31, 2005. See note 11—Stock Plan for additional information.

On November 16, 2005, the Company issued 80,645 shares of class A common stock to each of AgriCapital Corporation and B. Riley & Co., for a total issuance of 161,290 shares, as consideration for consulting services. These shares were valued at $50,000 and this expense is included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2005. These shares are restricted for one year from the date of issuance.

(10)    Common Stock Warrants and Additional Investment Rights

As a part of the private placements, discussed in note 9, the Company issued warrants and additional investment rights and evaluated these issuances to determine the effect, if any of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” In accordance with EITF 00-19 a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The registration rights agreements for both the 2003 Biegert Transaction and the 2004 Sage Transaction provided that if the registration statements for the warrants and additional investment rights did not remain effective, it was possible the Company would be required to make cash payments, as liquidated damages. In accordance with EITF 00-19, the fair values of the warrants and the additional investment rights issued in the Biegert and Sage Transactions were accounted for as a liability, and subsequent changes in their fair value are reflected in the statement of operations.

Effective December 31, 2004, the registration rights agreements for both the Biegert Transaction and the Sage Transaction were amended to clarify that the Company is not liable for liquidated damages with respect to the warrant shares. Under EITF 00-19, this amendment changed the accounting for the warrant shares, which were reclassified to additional paid in capital on December 31, 2004.

The increase in the fair value of the Biegert Transaction warrants was $94,000 and $424,000 for the years ended December 31, 2004 and 2003, respectively, and was recorded as expense and included in net (increase) decrease in fair value of common stock warrants in the statement of operations.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The decrease in the fair value of the Sage Transaction warrants was $1.6 million for the year ended December 31, 2004, and was recorded as income and included in net (increase) decrease in fair value of common stock warrants in the statement of operations.

The decrease in the fair value of the Sage Transaction additional investment rights was $1.3 million for the year ended December 31, 2004, and was recorded as income and included in net (increase) decrease in fair value of common stock warrants in the statement of operations.

Upon completion of both the HBK Transaction and the HBK II Transaction, the warrants issued in the Sage Transaction were re-priced to reflect the price per share of the stock issued in these transactions. The effect of the re-pricing on December 2, 2004 is included in the change in fair value of these warrants for the year ended December 31, 2004. The effect of the re-pricing on January 27, 2005 from $1.60 per share to $1.40 per share is $22,000 and is recorded as expense and included in net (increase) decrease in fair value of common stock warrants in the statement of operations for the year ended December 31, 2005.

(11)    Stock Plan

In January 1996, the Company adopted an equity compensation plan (the “1996 Plan”) pursuant to which the Company’s Board of Directors may grant shares of common stock or options to acquire common stock to certain directors, advisors, and employees. The 1996 Plan authorizes grants of shares or options to purchase up to 2,168,750 shares of authorized but unissued common stock. Awards granted under the 1996 Plan have a maximum term of ten years and vesting schedules are determined at the discretion of the Compensation Committee of the Board of Directors on the effective date of grant. In May 1999, the 1996 Plan was terminated with respect to the issuance of new grants.

In May 1999, the Company’s stockholders approved the 1999 Plan, which reserved 2,500,000 shares of authorized, unissued shares of common stock for issuance to employees, advisors, and non-exempt members of the Board of Directors. Awards granted under the 1999 Plan have a maximum term of ten years and vesting schedules are determined at the discretion of the Compensation Committee on the effective date of grant.

In July 2000, the Company’s stockholders approved an amendment to the 1999 Plan to increase the number of shares available for grant to 4,000,000 shares. In May 2002, the Company’s stockholders approved a second amendment to the 1999 Plan to increase the number of shares available for grant to 6,000,000 shares. In May 2005, the Company’s stockholders approved a third amendment to the 1999 Plan to increase the number of shares available for grant to 9,000,000 shares.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of stock option and restricted stock transactions for the years ended December 31, 2005, 2004 and 2003 follows:

	2005		2004			2003
	Number of Shares	Weighted average exercise price	Number of Shares		Weighted average exercise price	Number of Shares	Weighted average exercise price
Stock options:
Options outstanding at beginning of year	4,576,919	$2.10	5,414,771		$2.07	4,728,776	$2.48
Granted during the year	1,246,500	0.99	1,499,369		2.23	1,561,717	0.62
Exercised	(24,002)	0.49	(1,575,501	)(1)	0.83	(373,107)	0.80
Cancelled	(619,076)	2.80	(761,720)		5.18	(502,615)	2.31

Options outstanding at end of year	5,180,341	$1.75	4,576,919		$2.10	5,414,771	$2.07

Options exercisable at end of year	3,595,389	$1.97	2,620,350		$2.62	2,929,960	$2.77

Restricted awards:
Awarded and restricted at beginning of year	—		—			—
Awarded during the year	1,157,475		—			—
Vested	—		—			—
Cancelled	—		—			—

Awarded and restricted at end of year	1,157,475		—			—

Total	6,337,816		4,576,919			5,414,771

(1)	Includes 91,499 stock options afforded accelerated vesting after December 31, 2003 per the terms of the separation agreement with an officer of the Company. These shares were originally included in shares cancelled in 2003.

As of December 31, 2005, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Remaining Life (in years)	Average Exercise Price	Number of Options	Average Exercise Price
$0.33 – $ 0.39	552,750	7.08	$0.3862	395,250	$0.3874
$0.41 – $ 0.56	433,750	8.59	$0.5172	187,500	$0.5023
$0.58 – $ 0.58	603,000	6.41	$0.5800	603,000	$0.5800
$0.60 – $ 0.89	590,320	6.08	$0.8245	511,187	$0.8495
$0.89 – $ 1.16	859,375	9.04	$1.1453	242,750	$1.1219
$1.16 – $ 1.41	280,749	8.00	$1.3756	267,749	$1.3795
$1.41 – $ 1.44	530,000	5.80	$1.4400	507,500	$1.4400
$1.44 – $ 1.91	694,084	8.13	$1.8519	370,140	$1.8310
$1.91 – $ 4.41	447,125	7.05	$3.2976	321,125	$3.4420
$4.41 – $62.38	189,188	4.73	$15.3727	189,188	$15.3727

	5,180,341	7.31	$1.7520	3,595,389	$1.9734

As of December 31, 2005 and 2004, there were 1,678,733 and 482,382 shares available for grant, respectively.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of stock options, calculated on the date of grant using the Black-Scholes option-pricing model, was $0.74 in 2005, $1.93 in 2004 and $0.51 in 2003. The following weighted average assumptions were used to determine fair value:

	2005	2004	2003
Expected volatility	98.3%	129.1%	118.0%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.91%	3.38%	3.00%
Expected life in years	5.00	5.00	4.95

All stock options granted, except as noted in the paragraphs below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the grant date.

In July 2005, the Company granted certain officers an aggregate of 1,157,475 restricted shares of the Company’s common stock in accordance with the 1999 Plan. The shares vest as of the earlier of (1) January 29, 2007, (2) the date of a Reorganization or Change of Control (as such terms are defined in the 1999 Plan) or (3) the termination of the executive’s employment on account of death or disability. Upon the termination of the executive’s employment for any reason other than death or disability, all restricted shares that are not then vested will be forfeited. The market value of the restricted shares was $682,910 at the date of the grant and was recorded as unearned compensation, a component of stockholders’ equity. This amount is being charged to expense over the vesting period and totaled $193,429 for the year ended December 31, 2005.

In July 2005, the Company granted 40,000 stock options, to employees, with an exercise price of $0.60 and a fair value of $0.59. No expense was recorded as these options were issued at an exercise price greater than market value on date of issue.

In June 2005, the Company accelerated the vesting of 7,450 stock options and extended the expiration date of 258,650 stock options for six months, recognizing expense of $4,813. This amount is included in technology and development expenses in the statement of operations.

In May 2004, as part of the compensation package of the Company’s newly appointed Chief Financial Officer and Executive Vice President of Sales and Marketing, the Board of Directors approved the issuance of 200,000 options to purchase class A common stock at an exercise price of $1.84 to the Chief Financial Officer and 150,000 options to purchase class A common stock at an exercise price of $1.65 to the Executive Vice President of Sales and Marketing. In November 2004, the Executive Vice President of Sales and Marketing resigned and these options expired without vesting. Due to the limited number of options remaining in the 1999 Plan at the time of issuance, these options were not issued from the 1999 Plan, but are subject to the same terms and conditions as the 1999 Plan.

In January 2004, the Company accelerated the vesting of 91,499 stock options and extended the expiration date of 295,500 stock options for one year, recognizing expense of $112,523. This amount was included in selling, general and administrative expenses in the statement of operations. In June 2004, the Company accelerated the vesting of 156,250 stock options and extended the expiration date of 523,000 stock options for two years, recognizing expense of $247,540. This amount was included in selling, general and administrative expenses in the statement of operations.

In June 2003, the Company extended the expiration date of 547,643 stock options for one year, with a 60-day exercise restriction and recognized expense of $84,308 in 2003. This amount is included in selling, general and administrative expenses in the statement of operations.

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 1999, the Company granted 360,625 stock options with an exercise price of $1.60 and a fair value of $1.80. The Company recorded $72,126 of unearned compensation at the grant date and amortized the unearned compensation to earnings over the vesting period. Compensation expense related to the grant of these options totaled $109 in 2003, and is included in selling, general and administrative expenses in the statements of operations.

(12)    Segment Information

The Company’s reportable segments consist of AIS products and services and FST products and services. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to the Company’s two operating segments:

	Years Ended December 31,
	2005	2004	2003
Revenue:
Animal information solutions	$526,621	$369,130	$313,697
Food safety technologies	1,347,833	786,889	613,141

Total revenue	1,874,454	1,156,019	926,838

Cost of revenue:
Animal information solutions	219,041	104,299	55,277
Food safety technologies(1)	781,664	535,685	266,387

Total cost of revenue	1,000,705	639,984	321,664

Gross Profit:
Animal information solutions	307,580	264,831	258,420
Food safety technologies	566,169	251,204	346,754

Gross profit	$873,749	$516,035	$605,174

(1)	Cost of revenue for FST includes $199,460 and $272,755 in provision for obsolete inventory for the years ended December 31, 2005 and 2004, respectively. Without this provision, the cost of revenue and gross profit would be $582,204 and $765,629, respectively, for the year ended December 31, 2005 and $262,930 and $523,959, respectively, for the year ended December 31, 2004.

The Company’s assets and other statement of operations data are not allocated to a segment. During the year ended December 31, 2005, approximately 67% of total revenues were from one FST customer. During the year ended December 31, 2004, approximately 53% of total revenues were from one FST customer. During the year ended December 31, 2003, approximately 25% of total revenues were from one FST customer.

(13)    Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2005 and 2004, management believes it is more likely than not that the Company’s net deferred tax asset will not be realized and accordingly has recorded a valuation allowance against the deferred tax assets.

Significant components of the Company’s deferred income tax assets are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$79,413,000	$77,128,000
Research and experimentation tax credit carryforwards	1,986,000	1,850,000
Deferred revenue	1,353,000	1,197,000
Other	171,000	225,000

	82,923,000	80,400,000
Valuation allowance	(82,923,000)	(80,400,000)

Net deferred tax assets	$—	$—

The Company has available as of December 31, 2005 for federal income tax purposes, unused net operating loss carryforwards of approximately $211.0 million, which may be applied against future taxable income and will expire in years beginning in 2012. The Company also has approximately $2.0 million in research and experimentation tax credits carryforwards. The research and experimentation credits, which begin to expire in 2012, can also be used to offset future regular tax liabilities. Utilization of net operating losses and tax credit carryforwards may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

The difference between the “expected” tax benefit (computed by applying the federal corporate income tax rate of 34 percent to the loss before income taxes) and the actual tax benefit is primarily due to the effect of the valuation allowance.

(14)    Commitments and Contingencies

Legal Proceedings

The Company is a defendant in a lawsuit filed by Central Biotech, Inc. on January 12, 2000, in the Queen’s Bench Judicial Centre of Regina, Province of Saskatchewan, Canada. The complaint alleges that the Company and co-defendant E-Y Laboratories Inc. were each subject to confidentiality agreements with the plaintiff, and subsequently engaged in discussions concerning a potential business arrangement allegedly in violation of these agreements. The complaint asserts damages, including punitive damages, from the defendants in the aggregate amount of $18 million (Canadian dollars), as well as injunctive relief. Management believes the case to be without merit and intends to defend it vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. While the outcome of legal actions cannot be predicted with certainty, management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(15)    Subsequent Events

On January 27, 2006, the Company received $2.9 million in gross proceeds from a private equity placement with an investor of 8,000,000 shares of its class A common stock at $0.36 per share and warrants exercisable for

eMERGE INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5,000,000 shares of its class A common stock at an exercise price of $0.45 per share. In addition, the investor exercised an existing warrant to purchase 802,568 shares of class A common stock at an exercise price of $0.36 per share for additional gross proceeds of $288,924. As part of this transaction, the Company also issued warrants exercisable for 400,000 shares of class A common stock at an exercise price of $0.36 per share to the placement agent as partial consideration for providing financial and advisory services.

Effective March 7, 2006, the Company completed a review of its current products under development, including the HandScan, CIS II and the cameraless version of VerifEYE products. Based on additional market research and the anticipated costs required to successfully bring these products to market, as well as the Company’s determination that it is necessary to implement additional cost cutting measures for 2006, the development of these VerifEYE derivative products has been halted. As a result of this decision to halt development, the Company reduced its workforce by ten. These associates will be provided with severance packages, resulting in a charge of approximately $195,000 in the first quarter of 2006.

Schedule IX

Valuation and Qualifying Accounts

Description	Balance as of December 31, 2004	Charged to costs and expenses	Deductions– Describe		Balance as of December 31, 2005
Allowance for doubtful accounts related to trade accounts receivable	$360,362	$—	$(259,531	)(a)	$100,831
Allowance for doubtful accounts related to cattle deposits	$346,792	$—	$—		$346,792
Valuation allowance related to deferred tax assets	$80,400,000	$2,523,000	$—		$82,923,000

Description	Balance as of December 31, 2003	Charged to costs and expenses	Deductions– Describe		Balance as of December 31, 2004
Allowance for doubtful accounts related to trade accounts receivable	$371,876	$—	$(11,514	)(b)	$360,362
Allowance for doubtful accounts related to cattle deposits	$496,028	$—	$(149,236	)(c)	$346,792
Valuation allowance related to deferred tax assets	$76,450,000	$3,950,000	$—		$80,400,000

Description	Balance as of December 31, 2002	Charged to costs and expenses	Deductions– Describe		Balance as of December 31, 2003
Allowance for doubtful accounts related to trade accounts receivable	$929,299	$—	$(557,423	)(a)	$371,876
Allowance for doubtful accounts related to cattle deposits	$576,493	$—	$(80,465	)(a)	$496,028
Valuation allowance related to deferred tax assets	$68,146,000	$8,304,000	$—		$76,450,000

(a)	Payment of $24,610 was received against this balance and the remaining $234,921 was determined to be uncollectible and was written off.
(b)	Receivable balances were determined to be uncollectible and were written off.
(c)	Payment of $95,236 was received against this balance and the remaining $54,000 was determined to be uncollectible and was written off.