Form 10-Q
period 2006-03-31
EMERGE INTERACTIVE INC
filed 2006-05-15
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

The number of shares of the registrant’s class A common stock, $0.008 par value per share, outstanding as of May 11, 2006, was 60,461,538.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For the Three Months Ended March 31, 2006)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,444,007	$2,943,335
Trade accounts receivable, less allowance for doubtful accounts of $103,716 as of March 31, 2006 and $100,831 as of December 31, 2005	136,563	119,409
Inventories	266,681	236,047
Prepaid expenses and other assets	378,273	480,644

Total current assets	5,225,524	3,779,435

Property, plant and equipment, net of accumulated depreciation of $6,748,755 as of March 31, 2006 and $6,632,951 as of December 31, 2005	975,965	1,115,417
Food safety systems installed at customers, net of accumulated depreciation of $199,153 as of March 31, 2006 and $165,963 as of December 31, 2005	436,879	470,070
Other assets	25,000	37,500

Total assets	$6,663,368	$5,402,422

Liabilities and Stockholders’ Equity
Current liabilities:
Current installment of capital lease obligation	$4,780	$4,639
Accounts payable	209,143	153,437
Accrued liabilities:
Salaries and benefits	324,870	185,740
Legal and professional	133,492	211,004
Other	12,151	4,901
Advance payments from customers – current portion	842,183	842,183

Total current liabilities	1,526,619	1,401,904
Capital lease obligation – long term	5,685	7,041
Advance payments from customers – long term	320,664	531,210

Total liabilities	1,852,968	1,940,155

Stockholders’ equity:

Common stock, $.008 par value per share, authorized 100,000,000 shares:
Class A common stock: designated 92,711,110 shares; issued 61,705,391 shares as of March 31, 2006 and 52,941,951 shares as of December 31, 2005; outstanding 60,461,536 shares as of March 31, 2006 and 51,698,096 shares as of December 31, 2005	493,643	423,536
Additional paid-in capital	219,315,344	215,855,534
Accumulated deficit	(214,570,550)	(212,388,766)
Treasury stock, 1,243,855 shares, at cost	(428,037)	(428,037)

Total stockholders’ equity	4,810,400	3,462,267

Total liabilities and stockholders’ equity	$6,663,368	$5,402,422

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Products	$73,013	$446,746
Leases	173,508	239,314
Services	133,065	64,864

Total revenue	379,586	750,924
Cost of revenue
Products	73,402	258,067
Leases	44,089	63,377
Services	20,859	6,528

Total cost of revenue	138,350	327,972

Gross profit	241,236	422,952

Operating expenses:
Selling, general and administrative	1,598,888	1,321,158
Technology and development	420,275	490,982
Depreciation	141,903	354,567

Total operating expenses	2,161,066	2,166,707

Operating loss	(1,919,830)	(1,743,755)

Interest and other income, net	34,977	126,799
Interest expense	(4,974)	(4,484)
Gain (loss) on disposal of assets	50	(6,290)
Net increase in fair value of common stock warrants	(301,107)	(21,614)

Loss from continuing operations before income taxes	(2,190,884)	(1,649,344)
Income tax expense (benefit)	—	—
Loss from continuing operations	(2,190,884)	(1,649,344)

Discontinued operations:
Gain from discontinued cattle operations, net of income taxes of $0 in 2006 and 2005	9,099	19,543

Net loss	$(2,181,785)	$(1,629,801)

Loss from continuing operations per common share – basic and diluted	$(0.04)	$(0.03)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	57,859,894	49,456,930

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,181,785)	$(1,629,801)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	175,094	396,979
(Gain) loss on disposal of assets	(50)	6,290
Stock option compensation	185,405	—
Forfeiture of non-cash compensation	(23,086)	—
Amortization of unearned non-cash compensation	126,518	—
Issuance of common stock for services	—	60,552
Increase in fair value of common stock warrants	301,107	21,614
Gain on sale of assets	—	(100,000)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(17,155)	(59,732)
Inventories	(30,634)	189,608
Prepaid expenses and other assets	99,323	(169,010)
Accounts payable and accrued liabilities	124,574	(109,787)
Advance payments from customers	(210,546)	(471,443)

Net cash used for operating activities	(1,451,235)	(1,864,730)

Cash flows from investing activities:
Purchases of property and equipment	(2,451)	(134,205)
Proceeds from sale of property, plant and equipment	50	45
Payments received on note receivable	15,549	—
Proceeds from sale of assets	—	50,000

Net cash provided by (used for) investing activities	13,148	(84,160)

Cash flows from financing activities:
Net proceeds from private equity placement	2,939,974	3,792,098
Net proceeds from issuance of common stock	—	195,882
Payments on capital lease obligation	(1,215)	—

Net cash provided by financing activities	2,938,759	3,987,980

Net change in cash and cash equivalents	1,500,672	2,039,090
Cash and cash equivalents, beginning of period	2,943,335	5,954,976

Cash and cash equivalents, end of period	$4,444,007	$7,994,066

Supplemental disclosures:
Cash paid for interest	$4,974	$4,485
Non-cash investing and financing activities:
Issuance of note receivable for sale of assets	—	50,000

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Notes to Condensed Financial Statements

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

(a)	Overview

eMerge Interactive, Inc. (the “Company”), a Delaware corporation, is a technology company focusing on the agricultural industry. The Company’s technologies focus primarily on information-management and individual-animal tracking tools, as well as innovative food safety technologies.

(b)	Basis of Presentation

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the financial statements included in its fiscal 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2006, and the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

These condensed financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

When products are sold and the buyer is given the right to return the product, revenue from the sales transactions are recognized at the time of the sale only when all of the specified conditions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” have been met. Sales revenue and cost of sales that are not recognized at the time of the sale because the specified conditions have not been met are recognized either when the return privilege has substantially expired or if those conditions are subsequently met, whichever occurs first.

Revenues from operating leases of the VerifEYE CIS are recognized on a straight-line basis over the life of the lease, once the unit is installed.

(d)	Stock-Based Compensation

As of January 1, 2006, SFAS No. 123(R), “Share-Based Payment,” became effective for the Company. The Company had previously followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Effective with the adoption of SFAS 123(R), the Company has elected to use a bi-nomial model to calculate the compensation expense of options issued after adoption, rather than the Black-Scholes model previously used for calculating the fair value of stock compensation under SFAS 123. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all director and employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the non-vested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation,” that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). See note 7 – Stock Plan for additional information.

(e)	Use of estimates

Generally accepted accounting principles require management to make estimates and assumptions during the preparation of the Company’s financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

(2) Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $214.6 million as of March 31, 2006. For the three months ended March 31, 2006, the Company incurred a net loss of $2.2 million and negative cash flows from operations of $1.5 million. The Company’s objectives are to increase its revenue related to sales of both AIS products and services and Food Safety Technologies (“FST”) products and services, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. Cash and cash equivalents at March 31, 2006 are $4.4 million. In January 2006, the Company received $3.2 million in gross proceeds from the issuance of common stock and warrants and the exercise of an outstanding warrant, which will be used to support operations. Management has developed an operating plan for 2006 and believes the Company has adequate financial resources for achievement of that plan. However, if sales from the Company’s products and services do not meet expectations in 2006, the Company may need to seek additional sources of liquidity.

The Company’s common stock has been trading below $1.00 since March 17, 2005, and it is currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Capital Market”). The Company was granted an extension until April 27, 2006 to regain compliance with The Nasdaq Stock Market, Inc.’s (“Nasdaq”) bid price requirement.

On May 1, 2006, the Company received a letter from Nasdaq’s Listing Qualifications Department informing the Company that it has not regained compliance with the minimum bid price requirement of $1.00 per share for continued listing of the Company’s class A common stock on the Capital Market as set forth in Nasdaq Marketplace Rule 4310(c)(4) and that, unless the Company appealed the delisting determination, the Company’s class A common stock would be delisted from the Capital Market at the opening of business on May 10, 2006. The Company appealed the delisting determination on May 8, 2006, which will stay the delisting until a decision on the appeal is reached. Nasdaq typically will hold a hearing to consider an appeal within 45 days after the appeal is made, and it may take up to several weeks after the hearing for Nasdaq to make a decision on the appeal.

The Company’s Board of Directors has approved and recommended to the Company’s stockholders an amendment and restatement of the Company’s Certificate of Incorporation to allow a one-for-five to one-for-fifteen, inclusive, reverse stock split of the Company’s issued and outstanding class A common stock (the “Reverse Split”). The principal purpose of the Reverse Split is to increase the market price of the Company’s common stock above the minimum bid price requirement of $1.00 per share required by Nasdaq.

If the Company’s stockholders approve the Reverse Split at the Company’s May 18, 2006, annual meeting of stockholders, the Company intends to consider implementing the Reverse Split soon thereafter. The Company believes that the effect of the Reverse Split will be to cause the bid price of its common stock to close at $1.00 per share or more for a minimum of ten consecutive business days. If the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before Nasdaq considers the Company’s appeal of the delisting determination, the Company believes (but can provide no assurance) that Nasdaq will permit its common stock to remain listed on the Capital Market.

If the Reverse Split is approved by the stockholders, the Company’s Board of Directors will have the authority, without further stockholder approval, to effect the Reverse Split within the range approved by the stockholders. The Company’s Board of Directors may only effect one of the proposed reverse stock splits within the range approved. The Company’s Board of Directors would also have the authority to determine the exact timing of the Reverse Split, which may occur at any time on or prior to the Company’s next annual meeting of stockholders, without further stockholder approval. The Company’s Board of Directors also reserves the right, notwithstanding stockholder approval and without further action by stockholders, not to proceed with the Reverse Split, if at any time prior to filing an amendment to the Company’s Certificate of Incorporation to effect the Reverse Split, the Board of Directors, in its sole discretion, determines that the Reverse Split is no longer in the best interests of the Company and the stockholders. The Board of Directors may consider a variety of factors in determining whether or not to implement the Reverse Split, including, but not limited to, overall trends in the stock market, recent changes and anticipated trends in the per share market price of the Company’s class A common stock, business and transactional developments and the Company’s actual and projected business and financial performance.

Ultimately, if the Company’s common stock. does not close at $1.00 per share or more for a minimum of ten consecutive business days, the delisting likely will occur. If a delisting occurs, the class A common stock may trade on the National Association of Securities Dealers’ OTC Bulletin Board, which was established for securities that do not meet the Nasdaq listing requirements, or in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC. However, the class A common stock would not be immediately eligible to trade on the OTC Bulletin Board or in the “pink sheets” unless an independent market-maker (not the Company) makes application to register in and quote the class A common stock in accordance with the SEC’s rules and such application is cleared. In the event of a delisting, the Company intends to request that a market-maker make application to register in and quote the Company’s common stock on the OTC Bulletin Board, but there can be no assurances that a market maker will make such application or that such application will be approved.

A delisting could have an adverse effect on the liquidity of the Company’s common stock and could also impact the Company’s ability to raise additional equity capital, if necessary.

(3) Inventories

Inventories as of March 31, 2006 and December 31, 2005 consist of:

	March 31, 2006	December 31, 2005
Raw materials	$116,591	$95,537
Finished goods	150,090	140,510

	$266,681	$236,047

(4) Related Party Transactions

Through June 10, 2005, the Company leased office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was $0 and $57,000 for the three months ended March 31, 2006 and 2005, respectively. Effective June 10, 2005, XL Realty Corp. sold the property to an unrelated party and there will be no additional rent paid to XL Realty Corp. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 7,524,577 shares of the Company’s class A common stock, or 12.4% of the outstanding shares as of March 31, 2006.

(5) Issuances of Common Stock

On January 27, 2006, the Company issued 8,000,000 shares of class A common stock to an investor in a private placement transaction (the “Biegert II Transaction”) for $0.36 per share, receiving gross proceeds of $2.9 million. In connection with the transaction, the Company issued warrants to purchase 5,000,000 shares of the Company’s class A common stock. The exercise price of the warrants is $0.45 per share. The warrants are exercisable at any time after the six-month anniversary of the date of issuance, or July 27, 2006, and expire on January 27, 2011. In addition, the investor exercised an existing warrant to purchase 802,568 shares of class A common stock at an exercise price of $0.36 per share for additional gross proceeds of $288,924. The Company has agreed to file, within nine months after the closing or September 27, 2006, a registration statement covering the resale of the shares issued in this private placement and issuable pursuant to the warrants issued in this private placement. As part of this transaction, the Company issued warrants exercisable for 400,000 shares of the Company’s class A common stock at an exercise price of $0.36 per share to the placement agent as partial consideration for providing financial and advisory services. The $2.9 million of net proceeds from the stock sale and warrant exercise were recorded in stockholders equity.

(6) Common Stock Warrants and Additional Investment Rights

In 2004 and 2003, three private placement transactions were completed, which included the issuance of warrants, which have been subsequently re-priced due to the completion of additional private placement transactions. These transactions consist of a private placement completed in November 2003 (the “Biegert Transaction”), which included the issuance of warrants to purchase 802,568 shares of the Company’s class A common stock, a private placement completed in January 2004 (the “Sage Transaction”), which included the issuance of warrants to purchase 830,508 shares of the Company’s class A common stock and a private placement completed in December 2004 (the “HBK Transaction”), which included the issuance of warrants to purchase 875,000 shares of the Company’s class A common stock.

Upon completion of a private placement transaction on January 27, 2005, (the “HBK II Transaction”), the warrants issued in the Sage Transaction were re-priced to reflect the price per share of the stock issued in this transaction. The effect of the re-pricing on January 27, 2005 from $1.60 per share to $1.40 per share is $22,000 and is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the three months ended March 31, 2005.

Upon completion of the Biegert II Transaction on January 27, 2006, the warrants issued in the Biegert Transaction, the Sage Transaction and the HBK Transaction were re-priced to reflect the price per share of the stock issued in this transaction. The Biegert Transaction warrants re-priced from $0.98 per share to $0.36 per share with an effect of $76,000, which is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the three months ended March 31, 2006. The Sage Transaction warrants re-priced from $1.40 per share to $0.36 per share with an effect of $103,000, which is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the three months ended March 31, 2006. The HBK Transaction warrants re-priced from $2.00 per share to $0.36 per share with an effect of $122,000, which is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the three months ended March 31, 2006.

(7) Stock Plan

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance, and complied with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation cost was generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.

On January 1, 2006 the Company adopted SFAS 123(R) “Share Based Payment” and its related implementation guidance in accounting for stock-based employee compensation arrangements. This Statement requires the recognition of the fair value of stock compensation in net income. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period), net of estimated forfeitures.

The Company has decided to use the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, as disclosed in our previous filings. Accordingly, the Company did not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for new options granted after the adoption of SFAS 123(R), i.e. January 1, 2006, and any portion of options that were previously granted and had not vested by January 1, 2006. Effective with the adoption of SFAS 123(R), the Company has elected to use a bi-nomial model to determine the weighted average fair value of options issued after adoption, rather than the Black-Scholes model previously used for calculating the fair value of stock compensation under SFAS 123.

The valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be used in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures. To the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. For the quarter ended March 31, 2006, the Company has applied an estimated forfeiture rate of 22.2% in determining the expense recorded in the condensed statement of operations.

The weighted average fair value of options granted during the three months ended March 31, 2006, under the bi-nomial valuation method and March 31, 2005, under the Black-Scholes valuation method, were $0.22 and $0.87, respectively. The following weighted average assumptions were used to determine fair value:

	Three Months Ended March 31,
	2006	2005
Expected volatility	98.7%	97.3%
Dividend yield	0%	0%
Risk-free interest rate	4.72%	3.95%
Expected life in years	2.78	5.00

During the quarter ended March 31, 2006, the Company recorded $185,000 of stock-based compensation expense as a result of the adoption of SFAS 123(R). The stock-based compensation expense included $168,000 in selling, general and administrative and $17,000 in technology and development. The compensation expense reduced both basic and diluted earnings per share by less than $0.01 per share.

Prior to adopting SFAS 123 (R), the Company accounted for stock-based compensation under APB 25. If the Company had elected to adopt the fair value based recognition provisions of SFAS No. 123 for its stock option plans in the prior period, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

Three Months Ended March 31, 2005
Net loss as reported	$(1,629,801)
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	(360,821)

Pro forma net loss	$(1,990,622)

Net loss per share as reported – basic and diluted	$(0.03)

Pro forma net loss per share – basic and diluted	$(0.04)

A summary of stock based compensation transactions for the three months ended March 31, 2006 and 2005 follows:

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Stock options:
Options outstanding at beginning of period	5,180,341	$1.75	4,576,919	$2.10
Granted	895,000	0.38	401,500	1.16
Exercised	—	—	(7,252)	0.57
Cancelled	(174,249)	0.92	(49,339)	1.68

Options outstanding at end of period	5,901,092	$1.57	4,921,828	$2.03

Options exercisable at end of period	4,259,856	$1.81	3,032,348	$2.43

Restricted awards:
Awarded and restricted at beginning of period	1,157,475		—
Awarded	—		—
Vested	—		—
Cancelled	(39,128)		—

Awarded and restricted at end of period	1,118,347		—

Total	7,019,439		4,921,828

The weighted average remaining contractual life (in years) for the stock options outstanding as of March 31, 2006 and December 31, 2005 was 7.44 and 7.31, respectively. The weighted average remaining contractual life (in years) for the stock options exercisable as of March 31, 2006 was 6.81.

All stock options granted, except as noted in the paragraphs below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the grant date.

In July 2005, the Company granted certain senior executives 1,157,474 restricted shares of the Company’s common stock in accordance with the Company’s Amended and Restated 1999 Equity Compensation Plan (the “Plan”). The shares vest as of the earlier of (1) January 29, 2007, (2) the date of a Reorganization or Change of Control (as such terms are defined in the Plan) or (3) the termination of the executive’s employment on account of death or disability. Upon the termination of the executive’s employment for any reason other than death or disability, all restricted shares that are not then vested will be forfeited. The market value of the restricted shares was $682,910 at the date of the grant and was recorded as unearned compensation, a component of the stockholders’ equity. This amount is being charged to expense over the vesting period and totaled $126,518 for the three months ended March 31, 2006.

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

As a result of the losses incurred for the three months ended March 31, 2006, incremental shares from the assumed conversion of common stock equivalents totaling 355,198 shares for the three months ended March 31, 2006, are excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

(8) Segment Information

The Company’s reportable segments consist of AIS products and services and FST products and services. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Revenue:
Animal Information Solutions	$169,040	$91,853
Food Safety Technologies	210,546	659,071

Total	$379,586	$750,924

Cost of revenue:
Animal Information Solutions	$67,807	$29,432
Food Safety Technologies	70,543	298,540

Total	$138,350	$327,972

Gross profit:
Animal Information Solutions	$101,233	$62,421
Food Safety Technologies	140,003	360,531

Total	$241,236	$422,952

Operating expense	2,161,066	2,166,707
Other income (expense)	(271,054)	94,411

Loss from continuing operations before income taxes	$(2,190,884)	$(1,649,344)

The Company’s assets and other condensed statement of operations data are not allocated to a segment. During the three months ended March 31, 2006, 55% of total revenues were from one FST customer and during the three months ended March 31, 2005, 83% of total revenues were from one FST customer.

(9) Subsequent Events

The Company’s common stock has been trading below $1.00 since March 17, 2005, and it is currently not in compliance with the minimum bid price requirement for continued listing on the Capital Market. The Company was granted an extension until April 27, 2006 to regain compliance with the Nasdaq bid price requirement.

On May 1, 2006, the Company received a letter from Nasdaq’s Listing Qualifications Department informing the Company that it has not regained compliance with the minimum bid price requirement of $1.00 per share for continued listing of the Company’s class A common stock on the Capital Market as set forth in Nasdaq Marketplace Rule 4310(c)(4) and that, unless the Company appealed the delisting determination, the Company’s class A common stock would be delisted from the Capital market at the opening of business on May 10, 2006. The Company appealed the delisting determination on May 8, 2006, which will stay the delisting until a decision on the appeal is reached. Nasdaq typically will hold a hearing to consider an appeal within 45 days after the appeal is made, and it may take up to several weeks after the hearing for Nasdaq to make a decision on the appeal.

The Company’s Board of Directors has approved and recommended to the Company’s stockholders an amendment and restatement of the Company’s Certificate of Incorporation to allow a one-for-five to one-for-fifteen, inclusive, reverse stock split of the Company’s issued and outstanding class A common stock. The principal purpose of the Reverse Split is to increase the market price of the Company’s common stock above the minimum bid price requirement of $1.00 per share required by Nasdaq.

If the Company’s stockholders approve the Reverse Split at the Company’s May 18, 2006, annual meeting of stockholders, the Company intends to consider implementing the Reverse Split soon thereafter. The Company believes that the effect of the Reverse Split will be to cause the bid price of its common stock to close at $1.00 per share or more for a minimum of ten consecutive business days. If the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before Nasdaq considers the Company’s appeal of the delisting determination, the Company believes (but can provide no assurance) that Nasdaq will permit its common stock to remain listed on the Capital Market.

If the Reverse Split is approved by the stockholders, the Company’s Board of Directors will have the authority, without further stockholder approval, to effect the Reverse Split within the range approved by the stockholders. The Company’s Board of Directors may only effect one of the proposed reverse stock splits within the range approved. The Company’s Board of Directors would also have the authority to determine the exact timing of the Reverse Split, which may occur at any time on or prior to the Company’s next annual meeting of stockholders, without further stockholder approval. The Company’s Board of Directors also reserves the right, notwithstanding stockholder approval and without further action by stockholders, not to proceed with the Reverse Split, if at any time prior to filing an amendment to the Company’s Certificate of Incorporation to effect the Reverse Split, the Board of Directors, in its sole discretion, determines that the Reverse Split is no longer in the best interests of the Company and the stockholders. The Board of Directors may consider a variety of factors in determining whether or not to implement the Reverse Split, including, but not limited to, overall trends in the stock market, recent changes and anticipated trends in the per share market price of the Company’s class A common stock, business and transactional developments and the Company’s actual and projected business and financial performance.

Ultimately, if the Company’s common stock does not close at $1.00 per share or more for a minimum of ten consecutive business days, the delisting likely will occur. If a delisting occurs, the class A common stock may trade on the National Association of Securities Dealers’ OTC Bulletin Board, which was established for securities that do not meet the Nasdaq listing requirements, or in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC. However, the class A common stock would not be immediately eligible to trade on the OTC Bulletin Board or in the “pink sheets” unless an independent market-maker (not the Company) makes application to register in and quote the class A common stock in accordance with the SEC’s rules and such application is cleared. In the event of a delisting, the Company intends to request that a market-maker make application to register in and quote the Company’s common stock on the OTC Bulletin Board, but there can be no assurances that a market maker will make such application or that such application will be approved.

A delisting could have an adverse effect on the liquidity of the Company’s common stock and could also impact the Company’s ability to raise additional equity capital, if necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of eMerge Interactive, Inc. (“eMerge,” “us,” “we,” “our” or the “Company”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will” and words of similar meaning. These statements include statements regarding, among other things, our product and service development, projected capital expenditures, liquidity and capital, development of additional revenue sources, expansion into new market segments, technological advancement, ability to develop “brand” awareness and market acceptance of our products and services. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the acceptance by our customers of our products and services, our ability to grow revenue, the impact of competition on pricing, general economic conditions, employee turnover, the impact of litigation, our products’ current stage of development, the need for additional financing, competition in various aspects of our business and other risks described in this report and in our other reports on file with the Securities and Exchange Commission. Other factors that may cause such a difference include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. Readers of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained in this report.

In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2005 and should be considered while evaluating our business, financial condition, results of operations and prospects.

Overview

We are a technology company focusing on individual-animal tracking, food-safety and database management services to the agricultural industry. Our products include CattleLog, a USDA-approved Process Verified Program (“PVP”) providing individual animal data collection and reporting that enables livestock tracking, verification and branding, our VerifEYE™ Carcass Inspection system (“CIS”), a real-time, optical inspection system that scans beef carcasses in packing plants and our Solo handheld inspection unit, a portable instrument, incorporating the VerifEYE imaging technology. We are structured into two business segments, Animal Information Systems (“AIS”) and Food Safety Technologies (“FST”).

Key Indicators of Financial Condition and Operating Performance

We believe that sales growth will be our best indicator of success. We believe that increased sales volume will be necessary to permit us to generate a self-sustaining cash flow from operations. The success of our business model depends on the broad acceptance of our technologies into markets that have only recently begun to develop as a result of the growing focus on food safety and assurance. We believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in our nation’s food supply. However, potential customers for our products historically have been very slow to change and reluctant to adopt new technologies and business practices. This means that before the industry will fully embrace our primary technologies, like VerifEYE and CattleLog™, they likely will conduct a substantial amount of due diligence and testing to ensure that the technology not only performs but also delivers an acceptable rate of return on their investment. Potential factors that may speed up industry adoption of our primary technologies include a regulatory or economic mandate that forces industry adoption.

Our business is currently dependent on the beef industry. Recent factors, including an ongoing trade dispute between the U.S. and Japan, and the impact of the closing of live cattle trade between the U.S. and Canada in late 2003 through mid 2005, have come together to create poor market conditions in key segments of the U.S. beef industry. The discovery, in December 2003, of Bovine Spongiform Encephalopathy (“BSE”) in the U.S., led to the suspension of $3.0 billion of annual beef exports. Following a federal appeals court decision on July 15, 2005, the Canadian border re-opened for live-cattle trade on a limited basis. On December 12, 2005, the Japanese re-opened to beef imports under specific guidelines and shipments of beef products were begun on a limited basis. In January 2006, several shipments were made to Japan that did not comply with the approved guidelines and on January 20, 2006 Japan re-closed the border while these shipments are investigated. The result of these developments has been a reduction in the U.S. cattle supply and unfavorable prospects for some segments of the industry in 2006. Among other implications of these industry conditions is that key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects.

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

Liquidity and Capital Resources

In January 2006, we completed a private equity placement of common stock and warrants, receiving gross proceeds of $3.2 million in cash. Cash and cash equivalents as of March 31, 2006 were $4.4 million. Increases in sales of our products are expected to be the most important source of future cash flow. We expect that our existing cash balances, working capital and sales of our products and services will meet our cash flow needs for the next twelve months. Unless we are able to generate significantly higher sales from our products and services in 2006, we will need to seek additional sources of liquidity and implement cost control measures. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to us. If we are unable to significantly grow our sales or raise additional funds, our business may not ultimately be financially viable.

If required, we will continue to explore the need for other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through alternative debt financing that provides for the issuance of equity securities or through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Sources and Uses of Cash

As of March 31, 2006, we had cash and cash equivalents totaling $4.4 million compared to $2.9 million at December 31, 2005. Our working capital balance as of March 31, 2006 was $3.7 million compared to $2.4 million as of December 31, 2005.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $1.5 million for the three months ended March 31, 2006 and consisted primarily of net operating losses offset by changes in working capital.

Net cash provided by investing activities was $13,000 for the three months ended March 31, 2006. Our investing activities consist primarily of capital expenditures offset by payments received on the note receivable associated with the sale of Professional Cattle Consultants (“PCC”) assets in March 2006.

Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2006. Our financing activities consist primarily of a private equity placement and warrant exercise, which together resulted in net proceeds of $2.9 million.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, the adoption and timely implementation of our products and our reduction of net cash outflow.

Other Matters

There were no changes in the components of the Company’s critical accounting policies except for the adoption of SFAS 123(R) during the quarter ended March 31, 2006.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

Our common stock has been trading below $1.00 since March 17, 2005 and we are currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. We were granted an extension until April 27, 2006 to regain compliance with the Nasdaq bid price requirement.

On May 1, 2006 we received a letter from Nasdaq’s Listing Qualifications Department informing us that we have not regained compliance with the minimum bid price requirement of $1.00 per share for continued listing of our class A common stock on the Capital Market as set forth in Nasdaq Marketplace Rule 4310(c)(4) and that, unless we appealed the delisting determination, our class A common stock would be delisted from the Capital Market at the opening of business on May 10, 2006. We appealed the delisting determination on May 8, 2006, which will stay the delisting until a decision on the appeal is reached. Nasdaq typically will hold a hearing to consider an appeal within 45 days after the appeal is made, and it may take up to several weeks after the hearing for Nasdaq to make a decision on the appeal.

Our Board of Directors has approved and recommended to our stockholders an amendment and restatement of the Company’s Certificate of Incorporation to allow a one-for-five to one-for-fifteen, inclusive, reverse stock split of our issued and outstanding class A common stock. The principal purpose of the Reverse Split is to increase the market price of our common stock above the minimum bid price requirement of $1.00 per share required by Nasdaq.

If our stockholders approve the Reverse Split at our May 18, 2006, annual meeting of stockholders, we intend to consider implementing the Reverse Split soon thereafter. We believe that the effect of the Reverse Split will be to cause the bid price of our common stock to close at $1.00 per share or more for a minimum of ten consecutive business days. If the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before Nasdaq considers our appeal of the delisting determination, we believe (but can provide no assurance) that Nasdaq will permit our common stock to remain listed on the Capital Market.

If the Reverse Split is approved by our stockholders, our Board of Directors will have the authority, without further stockholder approval, to effect the Reverse Split within the range approved by the stockholders. Our Board of Directors may only effect one of the proposed reverse stock splits within the range approved. Our Board of Directors would also have the authority to determine the exact timing of the Reverse Split, which may occur at any time on or prior to our next annual meeting of stockholders, without further stockholder approval. Our Board of Directors also reserves the right, notwithstanding stockholder approval and without further action by stockholders, not to proceed with the Reverse Split, if at any time prior to filing an amendment to our Certificate of Incorporation to effect the Reverse Split, our Board of Directors, in its sole discretion, determines that the Reverse Split is no longer in the best interests of our Company and our stockholders. Our Board of Directors may consider a variety of factors in determining whether or not to implement the Reverse Split, including, but not limited to, overall trends in the stock market, recent changes and anticipated trends in the per share market price of our class A common stock, business and transactional developments and our actual and projected business and financial performance.

Ultimately, if our common stock does not close at $1.00 per share or more for a minimum of ten consecutive business days, the delisting likely will occur. If a delisting occurs, our class A common stock may trade on the National Association of Securities Dealers’ OTC Bulletin Board, which was established for securities that do not meet the Nasdaq listing requirements, or in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC. However, our class A common stock would not be immediately eligible to trade on the OTC Bulletin Board or in the “pink sheets” unless an independent market-maker (not the Company) makes application to register in and quote our class A common stock in accordance with the SEC’s rules and such application is cleared. In the event of a delisting, we intend to request that a market-maker make application to register in and quote our common stock on the OTC Bulletin Board, but there can be no assurances that a market maker will make such application or that such application will be approved.

A delisting could have an adverse effect on the liquidity of our common stock and could also impact our ability to raise additional equity capital, if necessary.

Results of Operations

Three months ended March 31, 2006 and March 31, 2005

Revenue

Revenue decreased by 49% to $380,000 for the quarter ended March 31, 2006 from $751,000 for the quarter ended March 31, 2005. In the quarter ended March 31, 2006, AIS revenues increased 85% to $170,000 compared to $92,000 in the prior year quarter. This increase was offset by FST revenues, which decreased 68% to $210,000 in the quarter ended March 31, 2006, consisting of the leases on two CIS units and the service revenues on the one CIS unit sold in the prior year, compared to $659,000, in the prior year quarter, which consists of the sale of one CIS unit, previously under a lease agreement, the leases on two CIS units and the sale of a number of Solo units in the same period a year ago.

Cost of Revenue

Cost of revenue decreased by 58% to $138,000 for the quarter ended March 31, 2006 from $328,000 for the quarter ended March 31, 2005. This decrease is due principally to the cost of revenues associated with the sale of the CIS unit in the prior year. We generated a gross profit of $241,000 and $423,000 for the quarters ended March 31, 2006 and 2005, respectively. The decrease in gross profit is due primarily to the decrease in VerifEYE CIS revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 21% to $1.6 million for the quarter ended March 31, 2006, from $1.3 million for the quarter ended March 31, 2005, reflecting primarily the non-cash expense relating to vesting stock options of $168,000, which we began recording as of January 1, 2006 upon the adoption of SFAS 123(R). In addition, we recorded compensation expense of $70,000 for severance packages provided due to the work force reduction completed on March 7, 2006.

Technology and Development

Our technology and development expenses decreased 14% to $420,000 for the quarter ended March 31, 2006 from $491,000 for the quarter ended March 31, 2005, reflecting primarily decreased salaries and benefits, consulting and travel expenses. These savings are partially offset by the non-cash expense relating to vesting stock options of $17,000, which we began recording as of January 1, 2006 upon the adoption of SFAS 123(R) and compensation expense of $124,000 for severance packages provided due to the work force reduction completed on March 7, 2006. We expect technology and development expenses to decrease significantly in 2006 as a result of halting all research and development of new VerifEYE products and the termination of all of our employees performing research and development of VerifEYE products.

Depreciation

Depreciation expense decreased 56% to $175,000 for the quarter ended March 31, 2006 from $397,000 for the quarter ended March 31, 2005. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the year ended March 31, 2006.

Other Income and Expense

Interest and other income, net decreased to $35,000 for the quarter ended March 31, 2006 from $127,000 for the quarter ended March 31, 2005. Interest and other income, net for the quarter ended March 31, 2006 consists of interest income of $35,000. Interest and other income, net for the quarter ended March 31, 2006 consists of interest income of $37,000 and miscellaneous income consisting of the receipt of $88,000 for the sale of technology rights and miscellaneous income of $2,000.

Interest expense was $5,000 for the quarter ended March 31, 2006 and $4,000 the quarter ended March 31, 2005.

Net increase in fair value of common stock warrants of $301,000 for the quarter ended March 31, 2006, represents the change in fair value of the warrants due to the re-pricing of the Biegert warrants from $0.98 per share to $0.36 per share, the Sage warrants from $1.40 per share to $0.36 per share and the HBK warrants from $2.00 per share to $0.36 per share effective as of the completion of the private equity financing on January 27, 2006. Net increase in fair value of common stock warrants of $22,000 for the quarter ended March 31, 2005, represents the change in fair value of the warrants due to the re-pricing of the Sage warrants from $1.60 per share to $1.40 per share effective as of the completion of the private equity financing on January 27, 2005. These transactions are more fully described in notes 5 and 6 to the condensed financial statements.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended March 31, 2006 or the quarter ended March 31, 2005.

Discontinued Operations

The gain from discontinued operations was $9,000 and $20,000 for the three months ended March 31, 2006 and 2005, respectively. The gain from discontinued operations relates primarily to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of March 31, 2006, our investments consisted of $3.8 million in cash equivalents with maturities of less than three months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006.

During the quarter ended March 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2006	EMERGE INTERACTIVE, INC.

	By:	/s/ DAVID C. WARREN
David C. Warren
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT E. DRURY
Robert E. Drury
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)