Form 10-Q
period 2006-06-30
EMERGE INTERACTIVE INC
filed 2006-08-10
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of August 8, 2006, was 4,030,579.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For the Three and Six Months Ended June 30, 2006)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$2,995,937	$2,943,335
Trade accounts receivable, less allowance for doubtful accounts of $96,737 as of June 30, 2006 and $100,831 as of December 31, 2005	45,027	119,409
Inventories	158,565	236,047
Prepaid expenses and other assets	434,178	480,644

Total current assets	3,633,707	3,779,435

Property, plant and equipment, net of accumulated depreciation of $6,807,407 as of June 30, 2006 and $6,632,951 as of December 31, 2005	913,474	1,115,417
Food safety systems installed at customers, net of accumulated depreciation of $232,339 as of June 30, 2006 and $165,963 as of December 31, 2005	403,694	470,070
Other assets	25,000	37,500

Total assets	$4,975,875	$5,402,422

Liabilities and Stockholders’ Equity

Current liabilities:
Current installment of capital lease obligation	$4,924	$4,639
Accounts payable	158,804	153,437
Accrued liabilities:
Salaries and benefits	150,211	185,740
Legal and professional	122,200	211,004
Other	19,440	4,901
Advance payments from customers – current portion	754,539	842,183

Total current liabilities	1,210,118	1,401,904

Capital lease obligation – long term	4,288	7,041
Advance payments from customers – long term	197,762	531,210

Total liabilities	1,412,168	1,940,155

Stockholders’ equity:
Common stock, $.01 par value per share, authorized 9,000,000 shares, issued 4,113,502 shares as of June 30, 2006 and 3,529,274 shares as of December 31, 2005; outstanding 4,030,579 shares as of June 30, 2006 and 3,446,351 shares as of December 31, 2005	41,135	35,293
Additional paid-in capital	220,037,427	216,243,777
Accumulated deficit	(216,086,818)	(212,388,766)
Treasury stock, 82,923 shares, at cost	(428,037)	(428,037)

Total stockholders’ equity	3,563,707	3,462,267

Total liabilities and stockholders’ equity	$4,975,875	$5,402,422

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenue
Products	$56,656	$69,469
Leases	173,508	173,508
Services	104,098	91,623

Total revenue	334,262	334,600

Cost of revenue
Products	136,641	185,761
Leases	44,030	46,178
Services	25,830	17,165

Total cost of revenue	206,501	249,104

Gross profit	127,761	85,496

Operating expenses:
Selling, general and administrative	1,458,929	1,506,840
Technology and development	168,737	700,936
Depreciation	64,015	314,556

Total operating expenses	1,691,681	2,522,332

Operating loss	(1,563,920)	(2,436,836)

Interest and other income, net	51,385	47,553
Interest expense	(5,162)	(4,858)
Gain (loss) on disposal of assets	1,000	(19,405)

Loss from continuing operations before income taxes	(1,516,697)	(2,413,546)
Income tax expense (benefit)	—	—

Loss from continuing operations	(1,516,697)	(2,413,546)
Discontinued operations:
Gain from discontinued cattle operations, net of income taxes of $0 in 2006 and 2005	430	1,399

Net loss	$(1,516,267)	$(2,412,147)

Loss from continuing operations per common share – basic and diluted	$(0.38)	$(0.72)

Net loss per common share – basic and diluted	$(0.38)	$(0.72)

Weighted average number of common shares outstanding – basic and diluted	3,956,023	3,358,084

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Revenue
Products	$129,670	$516,214
Leases	347,016	412,822
Services	237,162	156,487

Total revenue	713,848	1,085,523

Cost of revenue
Products	210,043	443,828
Leases	88,118	109,555
Services	46,689	23,692

Total cost of revenue	344,850	577,075

Gross profit	368,998	508,448

Operating expenses:
Selling, general and administrative	3,057,817	2,827,997
Technology and development	589,012	1,191,919
Depreciation	205,918	669,123

Total operating expenses	3,852,747	4,689,039

Operating loss	(3,483,749)	(4,180,591)

Interest and other income, net	86,361	174,352
Interest expense	(10,136)	(9,343)
Gain (loss) on disposal of assets	1,050	(25,695)
Net increase in fair value of common stock warrants	(301,107)	(21,614)

Loss from continuing operations before income taxes	(3,707,581)	(4,062,891)
Income tax expense (benefit)	—	—

Loss from continuing operations	(3,707,581)	(4,062,891)

Discontinued operations:
Gain from discontinued cattle operations, net of income taxes of $0 in 2006 and 2005	9,529	20,942

Net loss	$(3,698,052)	$(4,041,949)

Loss from continuing operations per common share – basic and diluted	$(0.96)	$(1.25)

Net loss per common share – basic and diluted	$(0.96)	$(1.24)

Weighted average number of common shares outstanding – basic and diluted	3,868,484	3,259,938

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,698,052)	$(4,041,949)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	272,294	744,720
(Gain) loss on disposal of assets	(1,050)	25,210
Stock compensation	—	4,813
Stock option compensation	345,583	—
Forfeiture of non-cash compensation	(23,086)	—
Amortization of unearned non-cash compensation	236,488	—
Payment for fractional shares due to reverse split	(574)	—
Issuance of common stock for services	—	60,552
Increase in fair value of common stock warrants	301,107	21,614
Reserve for inventory obsolescence	98,035	104,914
Gain on sale of assets	—	(100,000)
Changes in operating assets and liabilities:
Trade accounts receivable, net	74,382	198,105
Inventories	(20,553)	138,813
Prepaid expenses and other assets	43,417	(229,256)
Accounts payable and accrued liabilities	(104,427)	42,991
Advance payments from customers	(421,092)	(680,356)

Net cash used for operating activities	(2,897,528)	(3,709,829)

Cash flows from investing activities:
Purchases of property and equipment	(3,975)	(155,751)
Proceeds from sale of property, plant and equipment	1,050	45
Payments received on note receivable	15,549	—
Proceeds from sale of assets	—	50,000

Net cash provided by (used for) investing activities	12,624	(105,706)

Cash flows from financing activities:
Net proceeds from private equity placement	2,939,974	3,792,098
Net proceeds from issuance of common stock	—	203,594
Payments on capital lease obligation	(2,468)	(1,987)

Net cash provided by financing activities	2,937,506	3,993,705

Net change in cash and cash equivalents	52,602	178,170

Cash and cash equivalents, beginning of period	2,943,335	5,954,976

Cash and cash equivalents, end of period	$2,995,937	$6,133,146

Supplemental disclosures:
Cash paid for interest	$10,136	$8,783
Non-cash investing and financing activities:
Issuance of note receivable for sale of assets	—	50,000
Capital lease for equipment	—	15,992

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

(b) Reverse Stock Split

On May 31, 2006, the Company effected a one-for-fifteen reverse stock split of its class A common stock (the “Reverse Split”). As a result of the Reverse Split and additional amendments to the Company’s certificate of incorporation, every fifteen shares of issued and outstanding class A common stock, par value $0.008 per share, were automatically converted into one issued and outstanding share of common stock, par value $0.01 per share and cash in lieu of fractional shares. In connection with the Reverse Split, the number of issued and outstanding shares of common stock has been reduced from approximately 60.5 million to approximately 4.0 million. Similarly, the number of authorized shares of common stock has been reduced from 100 million to 9 million and the authorized shares of preferred stock has been reduced from 15 million to 1 million. All common share data presented herein has been restated to retroactively reflect the Reverse Split.

(c) Basis of Presentation

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the financial statements included in its fiscal 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2006, and the results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

These condensed financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K as filed with the SEC.

(d) Revenue Recognition

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

(e) Stock-Based Compensation

As of January 1, 2006, SFAS No. 123(R), “Share-Based Payment,” became effective for the Company. The Company had previously followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS No. 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Effective with the adoption of SFAS No. 123(R), the Company has elected to use a bi-nomial model to calculate the compensation expense of options issued after adoption, rather than the Black-Scholes model previously used for calculating the fair value of stock compensation under SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all director and employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the non-vested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123 that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No. 123(R). See note 7 – Stock Plan for additional information.

(f) Use of estimates

Generally accepted accounting principles require management to make estimates and assumptions during the preparation of the Company’s financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

(2) Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $216.1 million as of June 30, 2006. For the six months ended June 30, 2006, the Company incurred a net loss of $3.7 million and negative cash flows from operations of $2.9 million. The Company’s objectives are to increase its revenue related to sales of both AIS products and services and Food Safety Technologies (“FST”) products and services, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. In January 2006, the Company received $3.2 million in gross proceeds from the issuance of common stock and warrants and the exercise of an outstanding warrant. Cash and cash equivalents at June 30, 2006 are $3.0 million. Increases in sales of the Company’s products are expected to be the most important source of future cash flow. The Company expects that existing cash balances, working capital and sales of products and services will meet the Company’s cash flow needs during 2006. However, unless the Company is able to generate significantly higher sales from the Company’s products and services in 2006, the Company will need to seek additional sources of liquidity and implement additional cost control measures. As previously disclosed, the Company has retained AgriCapital Corporation and B. Riley & Co, in a joint engagement, to advise management and the Board of Directors regarding alternative strategies concerning liquidity and shareholder value, including potential capital sources, investors, acquirers, licensees, and/or merger partners, for all or part of the business. This process is ongoing, and the Company has taken cost reduction measures in part to enhance the Company’s ability to pursue any potential opportunities that arise from this process. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to the Company. If the Company is unable to significantly grow sales or raise additional funds, the business may not ultimately be financially viable.

On May 31, 2006, the Company effected a one-for-fifteen reverse stock split in an effort to regain compliance with The Nasdaq Stock Market, Inc.’s (“Nasdaq”) $1 minimum bid price requirement. During the ten-day trading period ended June 14, 2006, the Company’s stock closed at a bid price above $1 on each trading day. On June 16, 2006, Nasdaq notified the Company that the Company had regained compliance with Nasdaq’s minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Capital Market”).

While the Company currently meets all applicable requirements for continued listing on the Capital Market, there can be no assurance that the Company will be able to maintain long-term compliance with all such requirements. The Capital Market’s requirements for continued listing include: (i) stockholders’ equity of $2.5 million or market value of listed securities of $35 million or net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of $500,000; (ii) 500,000 publicly held shares: (iii) market value of publicly held shares of $1 million; (iv) minimum bid price of $1; (v) 300 round lot shareholders and (vi) two market makers. A delisting could have an adverse effect on the liquidity of the Company’s common stock and could also adversely impact the Company’s ability to raise additional equity capital or consummate strategic transactions such as mergers or acquisitions.

(3) Inventories

Inventories as of June 30, 2006 and December 31, 2005 consist of:

	June 30, 2006	December 31, 2005
Raw materials	$117,053	$95,537
Finished goods	41,512	140,510

	$158,565	$236,047

Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future demand and market conditions. Based on this analysis, the Company recorded a provision for obsolescence of $98,035 and $104,914, for the three and six-month periods ended June 30, 2006 and 2005, respectively, which is included in cost of revenues – products, in the condensed statement of operations.

(4) Related Party Transactions

Through June 10, 2005, the Company leased office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was $0 and $110,000 for the six months ended June 30, 2006 and 2005, respectively. Effective June 10, 2005, XL Realty Corp. sold the property to an unrelated party and there will be no additional rent paid to XL Realty Corp. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 501,638 shares of the Company’s common stock, or 12.0% of the outstanding shares as of June 30, 2006.

(5) Issuances of Common Stock

On January 27, 2006, the Company issued 533,333 shares of common stock to an investor in a private placement transaction (the “Biegert II Transaction”) for $5.40 per share, receiving gross proceeds of $2.9 million. In connection with the transaction, the Company issued warrants to purchase 333,333 shares of the Company’s common stock. The exercise price of the warrants is $6.75 per share. The warrants are exercisable at any time after the six-month anniversary of the date of issuance, or July 27, 2006, and expire on January 27, 2011. In addition, the investor exercised an existing warrant to purchase 53,504 shares of common stock at an exercise price of $5.40 per share for additional gross proceeds of $288,924. The Company has agreed to file, within nine months after the closing or October 27, 2006, a registration statement covering the resale of the shares issued in this private placement and issuable pursuant to the warrants issued in this private placement. As part of this transaction, the Company issued warrants exercisable for 26,666 shares of the Company’s common stock at an exercise price of $5.40 per share to the placement agent as partial consideration for providing financial and advisory services. The $2.9 million of net proceeds from the stock sale and warrant exercise were recorded in stockholders equity.

(6) Common Stock Warrants and Additional Investment Rights

In 2004 and 2003, three private placement transactions were completed, which included the issuance of warrants, which have been subsequently re-priced due to the completion of additional private placement transactions. These transactions consist of a private placement completed in November 2003 (the “Biegert Transaction”), which included the issuance of warrants to purchase 53,504 shares of the Company’s common stock, a private placement completed in January 2004 (the “Sage Transaction”), which included the issuance of warrants to purchase 55,365 shares of the Company’s common stock and a private placement completed in December 2004 (the “HBK Transaction”), which included the issuance of warrants to purchase 58,333 shares of the Company’s common stock.

Upon completion of a private placement transaction on January 27, 2005, (the “HBK II Transaction”), the warrants issued in the Sage Transaction were re-priced to reflect the price per share of the stock issued in this transaction. The effect of the re-pricing on January 27, 2005 from $24.00 per share to $21.00 per share is $22,000 and is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the six months ended June 30, 2005.

Upon completion of the Biegert II Transaction on January 27, 2006, the warrants issued in the Biegert Transaction, the Sage Transaction and the HBK Transaction were re-priced to reflect the price per share of the stock issued in this transaction. The Biegert Transaction warrants re-priced from $14.70 per share to $5.40 per share with an effect of $76,000, which is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the six months ended June 30, 2006. The Sage Transaction warrants re-priced from $21.00 per share to $5.40 per share with an effect of $103,000, which is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the six months ended June 30, 2006. The HBK Transaction warrants re-priced from $30.00 per share to $5.40 per share with an effect of $122,000, which is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the six months ended June 30, 2006.

(7) Stock Plan

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and its related implementation guidance, and complied with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation cost was generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.

On January 1, 2006 the Company adopted SFAS No. 123(R) and its related implementation guidance in accounting for stock-based employee compensation arrangements. SFAS No. 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS No. 123(R) also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period), net of estimated forfeitures.

The Company has decided to use the modified prospective transition method for adopting SFAS No. 123(R). Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, as disclosed in our previous filings. Accordingly, the Company did not restate its prior period financial statements. Instead, the Company applies SFAS No. 123(R) for new options granted after the adoption of SFAS No. 123(R), i.e. January 1, 2006, and any portion of options that were previously granted and had not vested by January 1, 2006. Effective with the adoption of SFAS No. 123(R), the Company has elected to use a bi-nomial model to determine the weighted average fair value of options issued after adoption, rather than the Black-Scholes model previously used for calculating the fair value of stock compensation under SFAS No. 123.

The valuation model for stock compensation expense requires the Company to make several assumptions and judgments about the variables to be used in the calculation, including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures. To the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; expected volatilities are based on historical volatilities of the Company’s common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the Company considered many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. For the three and six months ended June 30, 2006, the Company has applied an estimated forfeiture rate of 22.2% in determining the expense recorded in the condensed statement of operations.

The weighted average fair value of options granted during the three and six months ended June 30, 2006, under the bi-nomial valuation method, were $2.01 and $2.91, respectively and the three and six months ended June 30, 2005, under the Black-Scholes valuation method, were $6.21 and $11.31, respectively. The following weighted average assumptions were used to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	100.3%	100.8%	99.0%	98.2%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.07%	3.77%	4.80%	3.90%
Expected life in years	2.77	5.00	2.67	5.00

During the three and six month periods ended June 30, 2006, the Company recorded $160,000 and $346,000, respectively, of stock-based compensation expense as a result of the adoption of SFAS No. 123(R). The stock-based compensation expense for the three months ended June 30, 2006 included $147,000 in selling, general and administrative expenses and $13,000 in technology and development expenses and the compensation expense reduced both basic and diluted earnings per share by $0.04 per share. The stock-based compensation expense for the six months ended June 30, 2006 included $315,000 in selling, general and administrative and $31,000 in technology and development and the compensation expense reduced both basic and diluted earnings per share by less than $0.09 per share.

Prior to adopting SFAS No. 123 (R), the Company accounted for stock-based compensation under APB 25. If the Company had elected to adopt the fair value based recognition provisions of SFAS No. 123 for its stock option plans in the prior period, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(2,412,147)	$(4,041,949)
Add: Stock-based employee compensation (related to modified options) included in reported net loss	4,813	4,813
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	(319,727)	(801,858)

Pro forma net loss	$(2,727,061)	$(4,838,994)

Net loss per share as reported – basic and diluted	$(0.72)	$(1.24)

Pro forma net loss per share – basic and diluted	$(0.81)	$(1.48)

A summary of stock based compensation transactions for the six months ended June 30, 2006 and 2005 follows:

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Stock options:
Options outstanding at beginning of period	345,359	$26.28	305,131	$31.42
Granted	74,669	5.26	80,433	15.06
Exercised	—	—	(1,601)	7.39
Cancelled	(66,419)	47.09	(22,415)	25.69

Options outstanding at end of period	353,609	$17.93	361,548	$28.24

Options exercisable at end of period	247,723	$20.37	237,779	$32.97

Restricted awards:
Awarded and restricted at beginning of period	77,165		—
Awarded	—		—
Vested	—		—
Cancelled	(2,609)		—

Awarded and restricted at end of period	74,556		—

Total	428,165		361,548

The weighted average remaining contractual life (in years) for the stock options outstanding as of June 30, 2006 and June 30, 2005 was 7.51 and 7.76, respectively. The weighted average remaining contractual life (in years) for the stock options exercisable as of June 30, 2006 was 6.86.

All stock options granted, except as noted in the paragraphs below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the grant date.

In July 2005, the Company granted certain senior executives 77,165 restricted shares of the Company’s common stock in accordance with the Company’s Amended and Restated 1999 Equity Compensation Plan (the “Plan”). The shares vest as of the earlier of (1) January 29, 2007, (2) the date of a Reorganization or Change of Control (as such terms are defined in the Plan) or (3) the termination of the executive’s employment on account of death or disability. Upon the termination of the executive’s employment for any reason other than death or disability, all restricted shares that are not then vested will be forfeited. The market value of the restricted shares was $682,910 at the date of the grant and was recorded as unearned compensation, a component of the stockholders’ equity. This amount is being charged to expense over the vesting period and totaled $109,971 and $236,488 for the three and six months ended June 30, 2006.

In June 2005, the Company accelerated the vesting of 497 stock options and extended the expiration date of 17,243 stock options for six months, recognizing expense of $4,813. This amount is included in technology and development expenses in the condensed statement of operations.

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

As a result of the losses incurred for the three and six months ended June 30, 2006, incremental shares from the assumed conversion of common stock equivalents totaling 1,443 and 4,601 shares for the three and six months ended June 30, 2006, are excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

(8) Segment Information

The Company’s reportable segments consist of AIS products and services and FST products and services. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Animal Information Solutions	$123,716	$113,387	$292,756	$205,239
Food Safety Technologies	210,546	221,213	421,092	880,284

Total	$334,262	$334,600	$713,848	$1,085,523

Cost of revenue:
Animal Information Solutions	$46,717	$47,665	$114,523	$77,097
Food Safety Technologies (1)	159,784	201,439	230,327	499,978

Total	$206,501	$249,104	$344,850	$577,075

Gross Profit (Loss):
Animal Information Solutions	$76,999	$65,722	$178,233	$128,142
Food Safety Technologies	50,762	19,774	190,765	380,306

Total	$127,761	$85,496	$368,998	$508,448

Operating expense	1,691,681	2,522,332	3,852,747	4,689,039
Other income (expense)	47,223	23,290	(223,832)	117,700

Loss from continuing operations before income taxes	$(1,516,697)	$(2,413,546)	$(3,707,581)	$(4,062,891)

(1)	Cost of revenue for FST includes $98,035 and $104,914 in provision for obsolete inventory for the three and six months ended June 30, 2006 and 2005, respectively.

The Company’s assets and other condensed statement of operations data are not allocated to a segment. During the three months ended June 30, 2006, 63% of total revenues were from one FST customer and during the three months ended June 30, 2005, 63% of total revenues were from one FST customer. During the six months ended June 30, 2006, 59% of total revenues were from one FST customer and during the six months ended June 30, 2005, 77% of total revenues were from one FST customer.

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

Overview

We are a technology company focusing on individual-animal tracking, food-safety and database management services to the agricultural and meat processing industries. Our products include CattleLog™, a USDA-approved Process Verified Program (“PVP”) providing individual animal data collection and reporting that enables livestock tracking, verification and branding and our VerifEYE™ Carcass Inspection System (“CIS”), a real-time, optical inspection system that scans beef carcasses in packing plants. We are structured into two business segments, Animal Information Systems (“AIS”) and Food Safety Technologies (“FST”).

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

Our business is currently dependent on the beef industry. Recent factors, including an ongoing trade dispute between the U.S. and Japan, and the impact of the closing of live cattle trade between the U.S. and Canada in late 2003 through mid 2005, have come together to create poor market conditions in key segments of the U.S. beef industry. The discovery, in December 2003, of Bovine Spongiform Encephalopathy (“BSE”) in the U.S., led to the suspension of $3.0 billion of annual beef exports. Following a federal appeals court decision on July 15, 2005, the Canadian border re-opened for live-cattle trade on a limited basis. On December 12, 2005, the Japanese re-opened to beef imports under specific guidelines and shipments of beef products were begun on a limited basis. In January 2006, several shipments were made to Japan that did not comply with the approved guidelines and on January 20, 2006, Japan re-closed the border while these shipments were investigated. The result of these developments has been a reduction in the U.S. cattle supply and unfavorable prospects for some segments of the industry in 2006. Among other implications of these industry conditions is that key industry segments have reduced discretionary capital spending, which could have a material adverse effect on our prospects.

Effective July 27, 2006, Japan announced that it will reopen its market to U.S. beef from cattle 20 months of age and younger. Although we believe this is good news for our Company, the effect of this announcement on the U.S. cattle export market and future prospects for the various segments of the industry is unknown at this time, and it is anticipated that it will be several months or more before the effects of the re-opening will start to be realized by the industry

As previously disclosed, we have retained AgriCapital Corporation and B. Riley & Co, in a joint engagement, to advise our management and our Board of Directors regarding alternative strategies concerning liquidity and shareholder value, including potential capital sources, investors, acquirers, licensees, and/or merger partners, for all or part of our business. This process is ongoing, and we have taken the cost reduction measures discussed below in part to enhance our ability to pursue any potential opportunities that arise from this process.

As previously disclosed, we had been working on the application of the VerifEYE food safety technology for detection of bio-hazardous contamination on human hands and other surfaces. In implementing our 2006 business plan, we completed a review of our products under development, including the HandScan, CIS II and the cameraless version of VerifEYE products. Based on additional market research and the anticipated costs required to successfully bring these products to market, as well as our determination that it is necessary to implement additional cost cutting measures for 2006, the research and development of these VerifEYE derivative products was halted. As a result of this decision to halt research and development, we reduced our workforce by ten, effective March 7, 2006. We will continue to maintain and market the existing CIS products. We will continue to maintain the existing Solo products on behalf of our current customers and we will respond to customer demand for new units. However, we do not believe there will be any significant increase in the revenues on these existing products in the near future.

The following discussion of our financial condition, results of operations and liquidity should be read in conjunction with the financial statements of the Company and the related notes included elsewhere in this report.

Liquidity and Capital Resources

In January 2006, we completed a private equity placement of common stock and warrants, receiving gross proceeds of $3.2 million in cash. Cash and cash equivalents as of June 30, 2006 were $3.0 million. Increases in sales of our products are expected to be the most important source of future cash flow. We expect that our existing cash balances, working capital and sales of our products and services will meet our cash flow needs during 2006. Unless we are able to generate significantly higher sales from our products and services in 2006, we will need to seek additional sources of liquidity and implement cost control measures. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to us. If we are unable to significantly grow our sales or raise additional funds, our business may not ultimately be financially viable.

We will continue to explore strategic alternatives to improve our liquidity with a focus on merger partners, acquisitions, investors or other debt or equity financing alternatives to meet our working capital requirements. If additional funds are raised through alternative debt financing that provides for the issuance of equity securities or through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funding will be available when needed, or that if available, such financing will include favorable terms. See “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Sources and Uses of Cash

As of June 30, 2006, we had cash and cash equivalents totaling $3.0 million compared to $2.9 million at December 31, 2005. Our working capital balance as of both June 30, 2006 and December 31, 2005 was $2.4 million.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $2.9 million for the six months ended June 30, 2006 and consisted primarily of net operating losses offset by changes in working capital.

Net cash provided by investing activities was $13,000 for the six months ended June 30, 2006. Our investing activities consist primarily of capital expenditures offset by payments received on the note receivable associated with the sale of Professional Cattle Consultants (“PCC”) assets in March 2005.

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2006. Our financing activities consist primarily of a private equity placement and warrant exercise, which together resulted in net proceeds of $2.9 million.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, the adoption and timely implementation of our products and our reduction of net cash outflow.

Other Matters

There were no changes in the components of the Company’s critical accounting policies except for the adoption of SFAS 123(R) during the six months ended June 30, 2006.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

On May 31, 2006, we effected a one-for-fifteen reverse stock split in an effort to regain compliance with Nasdaq’s $1 minimum bid price requirement. During the ten-day trading period ending June 14, 2006 our stock closed at a bid price above $1 on each trading day. On June 16, 2006, Nasdaq notified us that we had regained compliance with the minimum bid price requirement for continued listing on the Capital Market. All common share data presented in this Quarterly Report on Form 10-Q and in the financial statements and notes thereto included herein has been restated to retroactively reflect the Reverse Split.

While we currently meet all applicable requirements for continued listing on the Capital Market, there can be no assurance that we will be able to maintain long-term compliance with all such requirements. The Capital Market’s requirements for continued listing include: (i) stockholders’ equity of $2.5 million or market value of listed securities of $35 million or net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of $500,000; (ii) 500,000 publicly held shares: (iii) market value of publicly held shares of $1 million; (iv) minimum bid price of $1; (v) 300 round lot shareholders and (vi) two market makers. . A delisting could have an adverse effect on the liquidity of our common stock and could also adversely impact our ability to raise additional equity capital or consummate strategic transactions such as mergers or acquisitions.

Results of Operations

Three months ended June 30, 2006 and June 30, 2005

Revenue

Revenue remained level at $334,000 for the quarter ended June 30, 2006 and $335,000 for the quarter ended June 30, 2005. AIS revenues increased 9% to $124,000 for the quarter ended June 30, 2006 from $113,000 for the quarter ended June 30, 2005 due primarily to growth in CattleLog data and consulting services, while FST revenues decreased 5% to 211,000 for the quarter ended June 30, 2006 from $221,000 for the quarter ended June 30, 2005 due to a decrease in the number of Solo units sold in 2006.

Cost of Revenue

Cost of revenue decreased by 17% to $207,000 for the quarter ended June 30, 2006 from $249,000 for the quarter ended June 30, 2005. This decrease is due primarily to the change in the mix of products sold, particularly the decrease in FST revenues and the associated decrease in direct costs, versus an increase in the higher profit margin AIS revenues. In addition, cost of revenue includes a write-off of obsolete inventory of $98,000 and $105,000 for the quarters ended June 30, 2006 and 2005, respectively. We generated a gross profit of $128,000 and $85,000 for the quarters ended June 30, 2006 and 2005, respectively. The increase in gross profit is due primarily to the decrease in direct costs associated with FST products and the decrease in the provision for obsolete inventory in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained level at $1.5 million for both the quarter ended June 30, 2006 and the quarter ended June 30, 2005, reflecting primarily decreased corporate expenses for salaries and wages as well as lower professional services and insurance expenses in the current quarter offset in part by the non-cash expense of $147,000 for stock option expense which we began recording as of January 1, 2006 upon the adoption of SFAS 123(R).

Technology and Development

Our technology and development expenses decreased 76% to $169,000 for the quarter ended June 30, 2006 from $701,000 for the quarter ended June 30, 2005, reflecting the expected decrease in salaries and benefits, consulting and travel expenses that resulted from the halting of all research and development of new VerifEYE products and the termination of all of our employees performing research and development of VerifEYE products in March 2006. We expect technology and development expenses to continue to decrease for the balance of 2006.

Depreciation

Depreciation expense decreased 80% to $64,000 for the quarter ended June 30, 2006 from $315,000 for the quarter ended June 30, 2005. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the period ended June 30, 2006.

Other Income and Expense

Interest and other income, net increased to $51,000 for the quarter ended June 30, 2006 from $48,000 for the quarter ended June 30, 2005. Income for the quarter ended June 30, 2006 consists of interest income of $45,000 and miscellaneous income of $7,000. Income for the quarter ended June 30, 2005 consists of interest income of $31,000 and miscellaneous rental income on a sublease of $17,000.

Interest expense was $5,000 for both the quarter ended June 30, 2006 and the quarter ended June 30, 2005.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended June 30, 2006 or the quarter ended June 30, 2005.

Discontinued Operations

The gain from discontinued cattle operations was $400 and $1,400 for the three months ended June 30, 2006 and 2005, respectively. The gains from discontinued operations for both periods relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

Six months ended June 30, 2006 and June 30, 2005

Revenue

Revenue decreased by 34% to $714,000 for the six months ended June 30, 2006 from $1.1 million for the six months ended June 30, 2005. In the six months ended June 30, 2006, AIS revenues increased 43% to $293,000 compared to $205,000 in the prior year period. This increase was offset by FST revenues, which decreased 52% to $421,000 in the six months ended June 30, 2006, consisting of the leases on two CIS units and the service revenues on the one CIS unit sold in the prior year, compared to $880,000 in the prior year period, which consists of the sale of one CIS unit, previously under a lease agreement, the leases on two CIS units and the sale of a number of Solo units in the same period a year ago.

Cost of Revenue

Cost of revenue decreased by 40% to $345,000 for the six months ended June 30, 2006 from $577,000 for the six months ended June 30, 2005. This decrease is due principally to the cost of revenues associated with the sale of the CIS unit in the prior year. We generated a gross profit of $369,000 and $508,000 for the six months ended June 30, 2006 and 2005, respectively. The decrease in gross profit is due primarily to the decrease in VerifEYE CIS revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $3.1 million for the six months ended June 30, 2006, from $2.8 million for the six months ended June 30, 2005, reflecting primarily the non-cash expense relating to vesting stock options of $315,000, which we began recording as of January 1, 2006 upon the adoption of SFAS 123(R). In addition, we recorded compensation expense of $70,000 for severance packages provided due to the work force reduction completed on March 7, 2006.

Technology and Development

Our technology and development expenses decreased 51% to $589,000 for the six months ended June 30, 2006 from $1.2 million for the six months ended June 30, 2005, reflecting primarily decreased salaries and benefits, consulting and travel expenses, resulting from the halting of all research and development of new VerifEYE products and the termination of all of our employees performing research and development of VerifEYE products in March 2006. These savings are partially offset by the non-cash expense relating to vesting stock options of $31,000, which we began recording as of January 1, 2006 upon the adoption of SFAS 123(R) and compensation expense of $124,000 for severance packages provided due to the work force reduction completed on March 7, 2006. We expect technology and development expenses to continue to decrease in 2006.

Depreciation

Depreciation expense decreased 69% to $206,000 for the six months ended June 30, 2006 from $669,000 for the six months ended June 30, 2005. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the year ended June 30, 2006.

Other Income and Expense

Interest and other income, net decreased to $86,000 for the six months ended June 30, 2006 from $174,000 for the six months ended June 30, 2005. Interest and other income, net for the six months ended June 30, 2006 consists of interest income of $79,000 and miscellaneous income of $7,000. Interest and other income, net for the six months ended June 30, 2005 consists of interest income of $68,000, income from the sale of a marine application technology rights of $88,000, miscellaneous rental income of $17,000 from a sublease contract and $1,000 in miscellaneous income.

Interest expense was $10,000 for the six months ended June 30, 2006 and $9,000 for the six months ended June 30, 2005.

Net increase in fair value of common stock warrants of $301,000 for the six months ended June 30, 2006, represents the change in fair value of the warrants due to the re-pricing of the Biegert warrants from $14.70 per share to $5.40 per share, the Sage warrants from $21.00 per share to $5.40 per share and the HBK warrants from $30.00 per share to $5.40 per share effective as of the completion of the private equity financing on January 27, 2006. Net increase in fair value of common stock warrants of $22,000 for the six months ended June 30, 2005, represents the change in fair value of the warrants due to the re-pricing of the Sage warrants from $24.00 per share to $21.00 per share effective as of the completion of the private equity financing on January 27, 2005. These transactions are more fully described in notes 5 and 6 to the condensed financial statements.

Due to the losses incurred, we did not recognize income tax expense for the six months ended June 30, 2006 or the six months ended June 30, 2005.

Discontinued Operations

The gain from discontinued operations was $10,000 and $21,000 for the six months ended June 30, 2006 and 2005, respectively. The gain from discontinued operations relates primarily to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of June 30, 2006, our investments consisted of $2.9 million in cash equivalents with maturities of less than three months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006.

During the quarter ended June 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 18, 2006. At the Annual Meeting, the stockholders approved the following proposals listed in our Proxy Statement dated April 21, 2006:

I.	Election of Four Directors

The number of votes cast or withheld with respect to the election of each of the directors is set forth below:

	For	Withheld
John C. Belknap	3,680,010	86,470
John C. Foltz	3,701,875	64,696
Robert S. Spencer	3,705,261	61,310
David C. Warren	3,679,703	86,868

There were no broker non-votes with respect to the election of directors.

II.	Approve an Amendment and Restatement of the Certificate of Incorporation to Effect a Reverse Split and Reduce the Number of Authorized Shares

The shareholders voted to approve an amendment and restatement of our Certificate of Incorporation to, (i) effect a reverse split of our Company’s outstanding shares of class A common stock by a ratio of one-for-five to one-for-fifteen, inclusive and (ii) reduce the number of authorized shares of common stock and preferred stock. 3,418,694 votes were cast for the amendment, 281,645 votes were cast against the amendment and 3,232 shares abstained from voting.

III.	Approve an Amendment and Restatement of the Certificate of Incorporation to Effect Specified Changes in the Designated Stock, Clarifications and Corrections

The shareholders voted to approve an amendment and restatement of our Certificate of Incorporation to, (i) eliminate several series of common and preferred stock that are no longer outstanding, (ii) change the designation of class A common stock, par value $0.008 per share, to common stock, par value $0.01 per share, (iii) clarify the Board of Directors’ authority to set the terms of and issue series of preferred stock in the future and (iv) make certain typographical corrections. 3,606,979 votes were cast for the amendment, 142,513 votes were cast against the amendment and 17,078 shares abstained from voting.

These items were the only matters voted upon at the Annual Meeting.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Reference
10.1	Letter Agreement, dated May 22, 2006, by and between eMerge Interactive, Inc. and Susan D. Mermer, regarding the amended and restated terms of Ms. Mermer’s employment agreement with eMerge Interactive, Inc. (Exhibit 10.1)	(1)

10.2	Commercial lease, dated July 6, 2006, by and between eMerge Interactive, Inc. and Waldo Development, Inc. (Exhibit 10.1)	(2)

10.3	Cooperative Marketing Agreement, dated July 7, 2006, by and between eMerge Interactive, Inc. and Power Genetics Company (Exhibit 10.2)	(2)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Susan D. Mermer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated May 25, 2006, filed with the Commission.
(2)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated July 12, 2006, filed with the Commission.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2006	EMERGE INTERACTIVE, INC.

	By:	/s/ DAVID C. WARREN
David C. Warren
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ SUSAN D. MERMER
Susan D. Mermer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)