Form 10-Q
period 2006-09-30
EMERGE INTERACTIVE INC
filed 2006-11-13
CIK 1092605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of November 7, 2006, was 4,030,579.

eMerge Interactive, Inc.

FORM 10-Q QUARTERLY REPORT

(For the Three and Nine Months Ended September 30, 2006)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eMerge Interactive, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,041,098	$2,943,335
Trade accounts receivable, less allowance for doubtful accounts of $80,923 as of September 30, 2006 and $100,831 as of December 31, 2005	78,953	119,409
Inventories	150,806	236,047
Prepaid expenses and other assets	566,576	480,644

Total current assets	2,837,433	3,779,435

Property, plant and equipment, net of accumulated depreciation of $6,861,698 as of September 30, 2006 and $6,632,951 as of December 31, 2005	859,730	1,115,417
Food safety systems installed at customers, net of accumulated depreciation of $265,524 as of September 30, 2006 and $165,963 as of December 31, 2005	370,509	470,070
Other assets	25,000	37,500

Total assets	$4,092,672	$5,402,422

Liabilities and Stockholders’ Equity
Current liabilities:
Current installment of capital lease obligation	$5,074	$4,639
Accounts payable	339,377	153,437
Accrued liabilities:
Salaries and benefits	160,641	185,740
Legal and professional	160,432	211,004
Other	23,028	4,901
Advance payments from customers - current portion	630,747	842,183

Total current liabilities	1,319,299	1,401,904

Capital lease obligation - long term	2,849	7,041
Advance payments from customers - long term	111,008	531,210

Total liabilities	1,433,156	1,940,155

Stockholders’ equity:
Common stock, $.01 par value per share, authorized 9,000,000 shares, issued 4,113,502 shares as of September 30, 2006 and 3,529,274 shares as of December 31, 2005; outstanding 4,030,579 shares as of September 30, 2006 and 3,446,351 shares as of December 31, 2005	41,135	35,293
Additional paid-in capital	220,289,730	216,243,777
Accumulated deficit	(217,243,314)	(212,388,766)
Treasury stock, 82,923 shares, at cost	(428,035)	(428,037)

Total stockholders’ equity	2,659,516	3,462,267

Total liabilities and stockholders’ equity	$4,092,672	$5,402,422

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Three Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenue
Products	$88,396	$120,342
Leases	173,508	173,508
Services	126,469	106,407

Total revenue	388,373	400,257

Cost of revenue
Products	71,047	116,885
Leases	44,043	44,092
Services	33,869	20,696

Total cost of revenue	148,959	181,673

Gross profit	239,414	218,584

Operating expenses:
Selling, general and administrative	1,263,051	1,183,555
Technology and development	136,054	475,539
Depreciation	56,357	235,527

Total operating expenses	1,455,462	1,894,621

Operating loss	(1,216,048)	(1,676,037)

Interest and other income, net	36,735	40,602
Interest expense	(5,554)	(5,007)
Gain (loss) on disposal of assets	3,670	(9,944)

Loss from continuing operations before income taxes	(1,181,197)	(1,650,386)
Income tax expense (benefit)	—	—

Loss from continuing operations	(1,181,197)	(1,650,386)

Discontinued operations:
Gain from discontinued cattle operations, net of income taxes of $0 in 2006 and 2005	24,701	95,399

Net loss	$(1,156,496)	$(1,554,987)

Loss from continuing operations per common share – basic and diluted	$(0.30)	$(0.49)

Net loss per common share – basic and diluted	$(0.29)	$(0.46)

Weighted average number of common shares outstanding – basic and diluted	3,956,023	3,358,618

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Operations

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenue
Products	$218,065	$636,556
Leases	520,525	586,331
Services	363,631	262,893

Total revenue	1,102,221	1,485,780

Cost of revenue
Products	281,090	560,712
Leases	132,161	153,647
Services	80,558	44,389

Total cost of revenue	493,809	758,748

Gross profit	608,412	727,032

Operating expenses:
Selling, general and administrative	4,320,869	4,011,553
Technology and development	725,066	1,667,457
Depreciation	262,275	904,650

Total operating expenses	5,308,210	6,583,660

Operating loss	(4,699,798)	(5,856,628)

Interest and other income, net	123,096	214,954
Interest expense	(15,689)	(14,350)
Gain (loss) on disposal of assets	4,720	(35,639)
Net increase in fair value of common stock warrants	(301,107)	(21,614)

Loss from continuing operations before income taxes	(4,888,778)	(5,713,277)
Income tax expense (benefit)	—	—

Loss from continuing operations	(4,888,778)	(5,713,277)

Discontinued operations:
Gain from discontinued cattle operations, net of income taxes of $0 in 2006 and 2005	34,229	116,341

Net loss	$(4,854,549)	$(5,596,936)

Loss from continuing operations per common share – basic and diluted	$(1.25)	$(1.75)

Net loss per common share – basic and diluted	$(1.25)	$(1.72)

Weighted average number of common shares outstanding – basic and diluted	3,897,984	3,338,168

See accompanying notes to condensed financial statements.

eMerge Interactive, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,854,549)	$(5,596,936)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	361,836	1,013,431
(Gain) loss on disposal of assets	(4,720)	35,639
Stock compensation	—	4,813
Stock option compensation	487,916	—
Forfeiture of non-cash compensation	(23,085)	—
Amortization of unearned non-cash compensation	346,459	79,610
Payment for fractional shares due to reverse split	(573)	—
Issuance of common stock for services	—	60,552
Increase in fair value of common stock warrants	301,107	21,614
Reserve for inventory obsolescence	98,036	104,914
Gain on sale of assets	—	(100,000)
Changes in operating assets and liabilities:
Trade accounts receivable, net	40,455	149,455
Inventories	(12,795)	164,402
Prepaid expenses and other assets	(88,980)	(211,008)
Accounts payable and accrued liabilities	128,396	(139,588)
Advance payments from customers	(631,638)	(894,314)

Net cash used for operating activities	(3,852,135)	(5,307,416)

Cash flows from investing activities:
Purchases of property and equipment	(6,588)	(188,184)
Proceeds from sale of property, plant and equipment	4,720	45
Payments received on note receivable	15,549	—
Proceeds from sale of assets	—	50,000

Net cash provided by (used for) investing activities	13,681	(138,139)

Cash flows from financing activities:
Net proceeds from private equity placement	2,939,975	3,792,098
Net proceeds from issuance of common stock	—	203,594
Payments on capital lease obligation	(3,758)	(3,132)

Net cash provided by financing activities	2,936,217	3,992,560

Net change in cash and cash equivalents	(902,237)	(1,452,995)

Cash and cash equivalents, beginning of period	2,943,335	5,954,976

Cash and cash equivalents, end of period	$2,041,098	$4,501,981

Supplemental disclosures:
Cash paid for interest	$15,689	$14,350
Non-cash investing and financing activities:
Issuance of note receivable for sale of assets	—	50,000
Capital lease for equipment	—	15,992
Issuance of restricted common stock	—	682,909

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

(c) Basis of Presentation

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the financial statements included in its fiscal 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of September 30, 2006, and the results of operations and cash flows for the three and nine-month periods ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

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

(e) Stock-Based Compensation

As of January 1, 2006, SFAS No. 123(R), “Share-Based Payment,” became effective for the Company. The Company had previously followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS No. 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Effective with the adoption of SFAS No. 123(R), the Company has elected to use a bi-nomial model to calculate the compensation expense of options issued after adoption, rather than the Black-Scholes model previously used for calculating the fair value of stock compensation under SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all director and employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the non-vested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No. 123(R). See Note 7 – Stock Plan for additional information.

(f) Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions during the preparation of the Company’s financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

(2) Liquidity

The Company has incurred losses and negative cash flows from operations in every year since inception and has an accumulated deficit of $217.2 million as of September 30, 2006. For the nine months ended September 30, 2006, the Company incurred a net loss of $4.9 million and negative cash flows from operations of $3.9 million. The Company’s objectives are to increase its revenue related to sales of both AIS products and services and Food Safety Technologies (“FST”) products and services, actively control operating costs and continue to evaluate the structure of its operations to improve cash flows for the foreseeable future. In January 2006, the Company received $3.2 million in gross proceeds from the issuance of common stock and warrants and the exercise of an outstanding warrant. Cash and cash equivalents at September 30, 2006 are $2.0 million. Increases in sales of the Company’s products are expected to be the most important source of future operating cash flow. The Company expects that existing cash balances, working capital and sales of products and services will meet the Company’s cash flow needs during 2006. To execute our business plan in 2007, we will need to seek additional sources of liquidity and implement cost control measures. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to us. If we are unable to significantly grow our sales or raise additional funds, our business may not ultimately be financially viable.

As previously disclosed, the Company retained AgriCapital Corporation and B. Riley & Co, in a joint engagement, to advise management and the Board of Directors regarding alternative strategies concerning liquidity and shareholder value. Over the last 17 months, AgriCapital, B. Riley and the Company contacted over 275 entities regarding potential alternatives, including possible acquisitions, dispositions, mergers, financings and liquidation. At the conclusion of this process, the Company’s Board of Directors, with input from its financial advisors, determined that a merger transaction involving PRIME

BioSolutions, LLC was in the best interest of the Company and its stockholders. Accordingly, on October 16, 2006, the Company, eMerge Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), PRIME BioSolutions, LLC, a Delaware limited liability company (“PRIME”), and Prime BioShield, L.L.C., a Nebraska limited liability company (“Shield”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which PRIME will be merged with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity. Upon completion of the transaction, the Company will change its name to PRIME BioSolutions, Inc. (“Solutions”) and will be headquartered in Omaha, Nebraska.

A condition to completion of the Merger is the receipt of commitments from new investors to invest $70 million of additional capital in Solutions (the “New Investors”) in exchange for equity securities of Solutions, which equity securities may be in the form of common stock, preferred stock or convertible debt. $10 million of this additional capital is to be invested in Solutions concurrently with the closing of the Merger. The remaining $60 million may be invested thereafter as Solutions achieves milestones in the construction of its planned ethanol plants. PRIME management believes the $70 million of additional equity capital will be sufficient to provide the equity funding needed to construct two ethanol production plants, each capable of producing 24 million gallons of ethanol on an annual basis. In addition, approximately $105 million of debt construction funding will be required to construct the two plants. At this time, the parties do not have formal commitments for the $70 million of additional equity funding or the $105 million of additional debt funding. There can be no assurances that such funding will be available on terms acceptable to PRIME or the Company. The terms of the new equity and debt securities may include significant preferences, restrictions on dividends and other restrictions that could affect additional financing of Solutions.

The transaction is subject to approval by the Company’s stockholders, receipt of all required regulatory approvals and other customary closing conditions.

Concurrently with the execution of the Merger Agreement, the Company executed a $1.5 million revolving loan promissory note and security agreement in favor of The Biegert Family Irrevocable Trust, Dated June 11, 1998 (the “Bridge Loan”). The Bridge Loan permits the Company to borrow up to $1.5 million, which may be repaid and re-borrowed at any time until the earlier of (i) the termination or closing of the Merger Agreement or (ii) April 1, 2007. The Bridge Loan provides the Company with the liquidity to maintain its operations through the closing of the proposed transaction. The Merger Agreement contains a covenant restricting the Company from borrowing under the Bridge Loan until after December 1, 2006. The Bridge Loan is secured by all of the Company’s assets used in its AIS business segment. The Biegert Family Irrevocable Trust, Dated June 11, 1998, owns 723,912 shares of the Company’s common stock, or approximately 18% of the outstanding shares as of September 30, 2006.

Solutions’ business strategy will be to become one of the industry’s lowest-cost producers of ethanol. The patented integrated biorefinery (“IBR”) technology involves a number of factors that are intended to reduce the cost of ethanol production from corn, including placing the ethanol production facility adjacent to a cattle feeding operation, using biogas from cattle manure to provide a significant portion of the energy needed to operate the ethanol facility, and subsequently feeding cattle with wet distiller’s grain, a byproduct of ethanol production from corn, without incurring significant drying or transportation costs. In using the IBR system, Solutions expects that it will be able to significantly reduce, and possibly eliminate, key production costs such as natural gas, the second largest cost factor in the production of ethanol by replacing it with biogas via anaerobic digestion of cattle waste and other residual streams from the co-located ethanol unit. In addition, the net corn cost, the largest cost factor in the production of ethanol, should be reduced because the co-product from corn fermentation (wet distiller’s grain) will be used as cattle feed in the adjacent cattle operation without incurring the additional costs to dry and transport the wet distiller’s grain. Solutions’ business plan will be to construct and operate ten IBR complexes within the next seven years. In addition, Solutions plans to continue to provide the Company’s current products and services. PRIME’s management believes that the Company’s products and experience in cattle markets will be a positive factor in helping Solutions to efficiently and cost effectively maintain cattle occupancy and source verify cattle for emerging quality beef marketing programs.

The Company’s Board of Directors believes that the current strategy of completing the proposed Merger is in the best interest of the Company and its stockholders. If the Company is unable to complete the Merger, the Company will likely not have the liquidity to continue with its long-term business plan and will need to implement an alternative merger or sale transaction for all or part of the business or implement a liquidation of the Company.

While the Company currently meets all applicable requirements for continued listing on the Nasdaq Capital Market (the “Capital Market”), there can be no assurance that the Company will be able to maintain long-term compliance with all such requirements, which include maintaining a minimum bid price of $1, and stockholders’ equity of at least $2.5 million or a market value of listed securities of at least $35 million or net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of at least $500,000 . If the Company cannot meet all applicable requirements for continued listing on the Capital Market, the Company’s common stock would be delisted from the Capital Market. A delisting could have a material adverse effect on the liquidity of the Company’s common stock and could also materially adversely impact the Company’s ability to raise additional equity capital or consummate strategic transactions such as mergers or acquisitions.

Specifically, if the contemplated merger transaction involving the Company and PRIME closes within the terms of the agreement, the Company expects to meet the Capital Market’s initial listing requirements. However, if the Company does not complete the proposed transaction with PRIME or an alternative transaction or financing, the Company will not satisfy the Capital Market’s continued listing requirement of having $2.5 million of stockholders’ equity as of December 31, 2006, and the Company’s common stock will likely be delisted from the Capital Market within several months thereafter.

(3) Inventories

Inventories as of September 30, 2006 and December 31, 2005 consisted of:

	September 30, 2006	December 31, 2005
Raw materials	$110,940	$95,537
Finished goods	39,866	140,510

	$150,806	$236,047

Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future demand and market conditions. Based on this analysis, the Company recorded a provision for obsolescence of $98,035 and $104,914, for the nine-month periods ended September 30, 2006 and 2005, respectively, which is included in cost of revenues – products, in the condensed statement of operations.

(4) Related Party Transactions

Through June 10, 2005, the Company leased office facilities in Sebastian, Florida from an affiliated entity, XL Realty Corp. Rent paid to XL Realty Corp. was $0 and $110,000 for the nine months ended September 30, 2006 and 2005, respectively. Effective June 10, 2005, XL Realty Corp. sold the property to an unrelated party and there will be no additional rent paid to XL Realty Corp. XL Realty Corp. is owned by Safeguard Scientifics, Inc. (“Safeguard”), which owns 501,638 shares of the Company’s common stock, or 12.4% of the outstanding shares as of September 30, 2006.

(5) Issuances of Common Stock

On January 27, 2006, the Company issued 533,333 shares of common stock to an investor in a private placement transaction (the “Biegert II Transaction”) for $5.40 per share, receiving gross proceeds of $2.9 million. In connection with the transaction, the Company issued warrants to purchase 333,333 shares of the Company’s common stock. The exercise price of the warrants is $6.75 per share. The warrants became exercisable on July 27, 2006, and expire on January 27, 2011. In addition, the investor exercised an existing warrant to purchase 53,504 shares of common stock at an exercise price of $5.40 per share for additional gross proceeds of $288,924. The Company has agreed to file, within the earlier of 90 days after the closing of the Merger Transaction or 90 days after the date the Merger Transaction is terminated, a registration statement covering the resale of the shares issued in this private placement and issuable pursuant to the warrants issued in this private placement. As part of this transaction, the Company issued warrants exercisable for 26,666 shares of the Company’s common stock at an exercise price of $5.40 per share to the placement agent as partial consideration for providing financial and advisory services. The $2.9 million of net proceeds from the stock sale and warrant exercise were recorded in stockholders equity.

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

Upon completion of a private placement transaction on January 27, 2005, (the “HBK II Transaction”), the warrants issued in the Sage Transaction were re-priced to reflect the price per share of the stock issued in this transaction. The effect of the re-pricing on January 27, 2005 from $24.00 per share to $21.00 per share is $22,000 and is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the nine months ended September 30, 2005.

Upon completion of the Biegert II Transaction on January 27, 2006, the warrants issued in the Biegert Transaction, the Sage Transaction and the HBK Transaction were re-priced to reflect the price per share of the stock issued in this transaction. The Biegert Transaction warrants re-priced from $14.70 per share to $5.40 per share with an effect of $76,000, which is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the nine months ended September 30, 2006. The Sage Transaction warrants re-priced from $21.00 per share to $5.40 per share with an effect of $103,000, which is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the nine months ended September 30, 2006. The HBK Transaction warrants re-priced from $30.00 per share to $5.40 per share with an effect of $122,000, which is recorded as expense and included in net increase in fair value of common stock warrants in the condensed statement of operations for the nine months ended September 30, 2006.

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

The valuation model for stock compensation expense requires the Company to make several assumptions and judgments about the variables to be used in the calculation, including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures. To the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The estimated dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; expected volatility is based on the historical volatility of the Company’s common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company considered many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. For the three and nine months ended September 30, 2006, the Company has applied an estimated forfeiture rate of 22.2% in determining the expense recorded in the condensed statement of operations.

The weighted average fair value of options granted during the three and nine months ended September 30, 2006, under the bi-nomial valuation method, were $1.24 and $2.88, respectively, and the three and nine months ended September 30, 2005, under the Black-Scholes valuation method, were $6.67 and $11.17, respectively. The following weighted average assumptions were used to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	100.2%	100.5%	99.1%	98.3%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.67%	4.01%	4.80%	3.91%
Expected life in years	3.86	5.00	2.69	5.00

During the three and nine month periods ended September 30, 2006, the Company recorded $142,000 and $488,000, respectively, of stock-based compensation expense as a result of the adoption of SFAS No. 123(R). The stock-based compensation expense for the three months ended September 30, 2006 included $129,000 in selling, general and administrative expenses and $13,000 in technology and development expenses and the compensation expense reduced both basic and diluted earnings per share by $0.04 per share. The stock-based compensation expense for the nine months ended September 30, 2006 included $444,000 in selling, general and administrative expenses and $44,000 in technology and development expenses and the compensation expense reduced both basic and diluted earnings per share by less than $0.08 per share.

Prior to adopting SFAS No. 123 (R), the Company accounted for stock-based compensation under APB 25. If the Company had elected to adopt the fair value based recognition provisions of SFAS No. 123 for its stock option plans in the prior period, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(1,554,987)	$(5,596,936)
Add: Stock-based employee compensation (related to modified options) included in reported net loss	79,610	84,423
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	(330,482)	(1,102,483)

Pro forma net loss	$(1,805,859)	$(6,614,996)

Net loss per share as reported - basic and diluted	$(0.46)	$(1.72)

Pro forma net loss per share - basic and diluted	$(0.54)	$(2.03)

A summary of stock-based compensation transactions for the nine months ended September 30, 2006 and 2005 follows:

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Stock options:
Options outstanding at beginning of period	345,359	$26.28	305,128	$31.43
Granted	75,669	5.22	80,433	15.06
Exercised	—	—	(1,601)	7.39
Cancelled	(78,417)	42.92	(27,123)	32.18

Options outstanding at end of period	342,611	$17.82	359,504	$27.65

Options exercisable at end of period	241,280	$20.28	242,661	$31.88

Restricted awards:
Awarded and restricted at beginning of period	77,165		77,165
Awarded	—		—
Vested	—		—
Cancelled	(2,609)		—

Awarded and restricted at end of period	74,556		77,165

Total	417,167		436,669

The weighted average remaining contractual life (in years) for the stock options outstanding as of September 30, 2006 and September 30, 2005 was 7.24 and 7.52, respectively. The weighted average remaining contractual life (in years) for the stock options exercisable as of September 30, 2006 was 6.57.

All stock options granted, except as noted in the paragraphs below, have been granted to directors or employees with an exercise price equal to the fair value of the common stock at the grant date.

In July 2005, the Company granted certain senior executives 77,165 restricted shares of the Company’s common stock in accordance with the Company’s Amended and Restated 1999 Equity Compensation Plan (the “Plan”). The shares vest as of the earlier of (1) January 29, 2007, (2) the date of a Reorganization or Change of Control (as such terms are defined in the Plan) or (3) the termination of the executive’s employment on account of death or disability. Upon the termination of the executive’s employment for any reason other than death or disability, all restricted shares that are not then vested will be forfeited. The market value of the restricted shares was $682,910 at the date of the grant and was recorded as unearned compensation, a component of the stockholders’ equity. This amount is being charged to expense over the vesting period and totaled $109,971 and $346,459 for the three and nine months ended September 30, 2006, respectively.

In June 2005, the Company accelerated the vesting of 497 stock options and extended the expiration date of 17,243 stock options for six months, recognizing expense of $4,813. This amount is included in technology and development expenses in the condensed statement of operations.

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the Company. Restricted stock is not vested; accordingly, these shares are only included in the computation of diluted earnings per share as they are contingent upon vesting.

As a result of the losses incurred for the three and nine months ended September 30, 2006, incremental shares from the assumed conversion of common stock equivalents totaling 47 and 539 shares for the three and nine months ended September 30, 2006, respectively, are excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

(8) Segment Information

The Company’s reportable segments consist of AIS products and services and FST products and services. AIS consists of animal tracking, data management and supply procurement services. FST consists of the VerifEYE inspection systems.

The following summarizes revenue, cost of revenue and gross profit information related to these two segments for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Animal Information Solutions	$148,957	$143,628	$441,713	$348,867
Food Safety Technologies	239,416	256,629	660,508	1,136,913

Total	$388,373	$400,257	$1,102,221	$1,485,780

Cost of revenue:
Animal Information Solutions	$69,182	$66,913	$184,900	$144,010
Food Safety Technologies (1)	79,777	114,760	308,909	614,738

Total	$148,959	$181,673	$493,809	$758,748

Gross Profit:
Animal Information Solutions	$79,775	$76,715	$256,813	$204,857
Food Safety Technologies	159,639	141,869	351,599	522,175

Total	$239,414	$218,584	$608,412	$727,032

Operating expense	1,455,462	1,894,621	5,308,210	6,583,660
Other income (expense)	34,851	25,651	(188,980)	143,351

Loss from continuing operations before income taxes	$(1,181,197)	$(1,650,386)	$(4,888,778)	$(5,713,277)

(1)	Cost of revenue for FST includes $98,035 and $104,914 in provision for obsolete inventory for the nine months ended September 30, 2006 and 2005, respectively.

The Company’s assets and other condensed statement of operations data are not allocated to a segment. During the three months ended September 30, 2006, 54% of total revenues were from one FST customer and during the three months ended September 30, 2005, 53% of total revenues were from one FST customer. During the nine months ended September 30, 2006, 94% of total revenues were from one FST customer and during the nine months ended September 30, 2005, 70% of total revenues were from one FST customer.

(9) Subsequent Events

On October 16, 2006, the Company, Merger Sub, PRIME, and Shield, entered into the Merger Agreement pursuant to which PRIME will be merged with and into Merger Sub, with Merger Sub being the surviving entity. Upon completion of the transaction, the Company will change its name to PRIME BioSolutions, Inc. and will be headquartered in Omaha, Nebraska. A condition to completion of the Merger is the receipt of commitments from New Investors to invest $70 million of additional capital in Solutions in exchange for equity securities of Solutions, which equity securities may be in the form of common stock, preferred stock or convertible debt. $10 million of this additional capital is to be invested in Solutions concurrently with the closing of the Merger. The remaining $60 million may be invested thereafter as Solutions achieves milestones in the construction of its planned ethanol plants. PRIME management believes the $70 million of additional equity capital will be sufficient to provide the equity funding needed to construct two ethanol production plants, each capable of producing 24 million gallons of ethanol on an annual basis. In addition, approximately $105 million of debt construction funding will be required to construct the two plants. At this time, the parties do not have formal commitments for the $70 million of additional equity funding or the $105 million of additional debt funding. There can be no assurances that such funding will be available on terms acceptable to PRIME or the Company. The terms of the new equity and debt securities may include significant preferences, restrictions on dividends and other restrictions that could affect additional financing of Solutions.

The transaction is also subject to approval by the Company’s stockholders, receipt of all required regulatory approvals and other customary closing conditions.

Concurrently with the execution of the Merger Agreement, the Company executed a $1.5 million revolving loan promissory note and security agreement in favor of The Biegert Family Irrevocable Trust, Dated June 11, 1998 (the “Bridge Loan”). The Bridge Loan permits the Company to borrow up to $1.5 million, which may be repaid and re-borrowed at any time until the earlier of (i) the termination or closing of the Merger Agreement or (ii) April 1, 2007. The Bridge Loan provides the Company with the liquidity to maintain its operations through the closing of the proposed transaction. The Merger Agreement contains a covenant restricting the Company from borrowing under the Bridge Loan until after December 1, 2006. The Bridge Loan is secured by all of the Company’s assets used in its AIS business segment. The Biegert Family Irrevocable Trust, Dated June 11, 1998, owns 723,912 shares of the Company’s common stock, or approximately18% of the outstanding shares as of September 30, 2006.

Solutions’ business strategy will be to become one of the industry’s lowest-cost producers of ethanol. The patented IBR technology involves a number of factors that are intended to reduce the cost of ethanol production from corn, including placing the ethanol production facility adjacent to a cattle feeding operation, using biogas from cattle manure to provide a significant portion of the energy needed to operate the ethanol facility, and subsequently feeding cattle with wet distiller’s grain, a byproduct of ethanol production from corn, without incurring significant drying or transportation costs. In using the IBR system, Solutions expects that it will be able to significantly reduce, and possibly eliminate, key production costs such as natural gas, the second largest cost factor in the production of ethanol by replacing it with biogas via anaerobic digestion of cattle waste and other residual streams from the co-located ethanol unit. In addition, the net corn cost, the largest cost factor in the production of ethanol, should be reduced because the co-product from corn fermentation (wet distiller’s grain) will be used as cattle feed in the adjacent cattle operation without incurring the additional costs to dry and transport the wet distiller’s grain. Solutions’ business plan will be to construct and operate ten IBR complexes within the next seven years. In addition, Solutions plans to continue to provide the Company’s current products and services. PRIME’s management believes that the Company’s products and experience in cattle markets will be a positive factor in helping Solutions to efficiently and cost effectively maintain cattle occupancy and source verify cattle for emerging quality beef marketing programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report are forward-looking as defined by the Private Securities Litigation Reform Act of 1995. These include statements as to such things as future capital expenditures, growth, product development, sales, business strategy and the benefits of the proposed merger and related transactions involving eMerge Interactive, Inc., PRIME BioShield, L.L.C., PRIME BioSolutions, LLC and eMerge Merger Sub, LLC (the “Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion/dilution to reported earnings that may be realized from the Merger as well as other statements of expectations regarding the Merger and any other statements regarding future results or expectations. Such forward-looking statements are based on facts and conditions, as they exist at the time such statements are made as well as predictions as to future facts and conditions the accurate prediction of which may be difficult and involve the assessment of events beyond our control. The forward-looking statements are also based on various operating assumptions regarding, among other things, overhead costs and employment levels that may not be realized. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this report.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: the businesses of PRIME and eMerge may not be integrated successfully or such integration may be difficult, time-consuming or more costly than expected; revenues following the Merger may be lower than expected; customer and employee relationships and business operations may be disrupted by the Merger; the ability to obtain required governmental and stockholder approvals of the Merger, and the ability to complete the Merger on the expected timeframe; changes in or elimination of laws, tariffs, trade or other controls or enforcement practices (such as: national, state or local energy policies; Federal ethanol tax incentives; regulation currently under consideration pursuant to the passage of the Energy Policy Act of 2005, which contains a renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives; state and federal regulations restricting or banning the use of Methyl Tertiary Butyl Ether; and environmental laws and regulations and the enforcement thereof); changes in weather and general economic conditions; overcapacity within the ethanol and petroleum refining industries; total United States consumption of gasoline; availability and costs of products, raw materials and supplies, particularly corn, coal and natural gas; labor relations; fluctuations in petroleum prices; failure to comply with applicable laws and regulations; ability to generate free cash flow to invest in the business and service indebtedness and preferred stock preferences; limitations and restrictions contained in instruments and agreements governing indebtedness and preferred stock; ability to raise additional capital and secure additional financing; ability to retain key employees; liability resulting from actual or potential future litigation; plant shutdowns or disruptions at proposed plants; the rate of adoption of products and services; ability to grow revenue and margins; ability to implement business and expansion strategies; competition and the impact of competition on pricing; general economic conditions; availability and prices of livestock; livestock costs; product pricing; operating efficiencies; the cost of compliance with environmental and health standards; and actions of domestic and foreign governments.

These and other factors that could cause actual results to differ materially from those described in the forward-looking statements are set forth in (i) “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2005, (ii) “Item 1A. Risk Factors” of this quarterly report on Form 10-Q and from time to time in our other public filings with the SEC and public statements by us. Viewers of this report are cautioned to consider these risks and uncertainties and not to place undue reliance on the forward-looking statements.

Important Information

We plan to file with the SEC and mail to stockholders a proxy statement (the “Merger Proxy Statement”) in connection with the special meeting of our stockholders that will be held to consider the proposed merger and related transactions involving eMerge, PRIME BioShield, L.L.C., PRIME BioSolutions, LLC and eMerge Merger Sub, LLC and may file other documents regarding the proposed transactions with the SEC. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS ARE URGED TO READ THE MERGER PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS CAREFULLY IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL

CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTIONS. When available, security holders may obtain a free copy of the Merger Proxy Statement and other documents that we file with the SEC at the SEC’s website at www.sec.gov. The Merger Proxy Statement and these other documents may also be obtained free of charge from eMerge by directing a request to eMerge Interactive, Inc., Attention: Investor Relations, 10305 102nd Terrace, Sebastian, FL 32958.

Neither (i) the shares of our common stock to be issued to the sole member of Solutions in the proposed transaction with Solutions nor (ii) our securities to be issued to new investors in such transaction, have been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements. This report is neither an offer to sell nor a solicitation of an offer to purchase securities. Neither the SEC nor any state securities commission has approved or disapproved of the securities described in this report or passed upon the accuracy or adequacy of the information contained in this report, or endorsed the merits of the report.

Certain Information Regarding Participants

Our company and our directors and named executive officers may be deemed to be participants in the solicitation of our security holders in connection with the special meeting of our stockholders that will be held to consider the proposed merger and related transactions involving Solutions. Security holders may obtain information regarding the names, affiliations and interests of such individuals in our annual report on Form 10-K for the year ended December 31, 2005, and our proxy statement dated April 21, 2006, each of which is filed with the SEC. Additional information regarding such individuals will be included in the Merger Proxy Statement. To the extent holdings of our securities have changed since the amounts printed in the proxy statement dated April 21, 2006, such changes have been reflected on Forms 3, 4 and 5 filed with the SEC and will be reflected in the Merger Proxy Statement.

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

Key Indicators of Financial Condition and Operating Performance

We believe that sales growth is our best indicator of success. We believe that increased sales volume is necessary to permit us to generate a self-sustaining cash flow from operations. Our business model depends on the broad acceptance of our technologies into markets that have only recently begun to develop as a result of the growing focus on food safety and assurance. We believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in our nation’s food supply. However, potential customers for our products historically have been very slow to change and reluctant to adopt new technologies and business practices. This means that before the industry will fully embrace our primary technologies, like VerifEYE and CattleLog, they likely will conduct a substantial amount of due diligence and testing to ensure that the technology not only performs but also delivers an acceptable rate of return on their investment. Potential factors that may speed up industry adoption of our primary technologies include a regulatory or economic mandate that forces industry adoption.

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

As previously disclosed, we retained AgriCapital Corporation and B. Riley & Co, in a joint engagement, to advise management and the Board of Directors regarding alternative strategies concerning liquidity and shareholder value. Over the last 17 months, AgriCapital, B. Riley and the Company contacted over 275 entities regarding potential alternatives, including possible acquisitions, dispositions, mergers, financings and liquidation. At the conclusion of this process, our Board of Directors, with input from its financial advisors, determined that a merger transaction involving PRIME BioSolutions, LLC was in the best interest of our company and its stockholders. Accordingly, on October 16, 2006, we, eMerge Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), PRIME BioSolutions, LLC, a Delaware limited liability company (“PRIME”), and Prime BioShield, L.L.C., a Nebraska limited liability company (“Shield”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which PRIME will be merged with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity. Upon completion of the transaction, we will change our name to PRIME BioSolutions, Inc. (“Solutions”) and we will be headquartered in Omaha, Nebraska.

A condition to completion of the Merger is the receipt of commitments from new investors to invest $70 million of additional capital in Solutions (the “New Investors”) in exchange for equity securities of Solutions, which equity securities may be in the form of common stock, preferred stock or convertible debt. $10 million of this additional capital is to be invested in Solutions concurrently with the closing of the Merger. The remaining $60 million may be invested thereafter as Solutions achieves milestones in the construction of its planned ethanol plants. PRIME management believes the $70 million of additional equity capital will be sufficient to provide the equity funding needed to construct two ethanol production plants, each capable of producing 24 million gallons of ethanol on an annual basis. In addition, approximately $105 million of debt construction funding will be required to construct the two plants. At this time, the parties do not have formal commitments for the $70 million of additional equity funding or the $105 million of additional debt funding. There can be no assurances that such funding will be available on terms acceptable to PRIME or us. The terms of the new equity and debt securities may include significant preferences, restrictions on dividends and other restrictions that could affect additional financing of Solutions.

The transaction is also subject to approval by our stockholders, receipt of all required regulatory approvals and other customary closing conditions.

Concurrently with the execution of the Merger Agreement, we executed a $1.5 million revolving loan promissory note and security agreement in favor of The Biegert Family Irrevocable Trust, Dated June 11, 1998 (the “Bridge Loan”). The Bridge Loan permits us to borrow up to $1.5 million, which may be repaid and re-borrowed at any time until the earlier of (i) the termination or closing of the Merger Agreement or (ii) April 1, 2007. The Bridge Loan provides us with the liquidity to maintain our operations through the closing of the proposed transaction. The Merger Agreement contains a covenant restricting us from borrowing under the Bridge Loan until after December 1, 2006. The Bridge Loan is secured by all of our assets used in our AIS business segment. The Biegert Family Irrevocable Trust, Dated June 11, 1998, owns 723,912 shares of our common stock, or approximately 18% of the outstanding shares as of September 30, 2006.

Solutions’ business strategy will be to become one of the industry’s lowest-cost producers of ethanol. The patented integrated biorefinery (“IBR”) technology involves a number of factors that are intended to reduce the cost of ethanol production from corn, including placing the ethanol production facility adjacent to a cattle feeding operation, using biogas from cattle manure to provide a significant portion of the energy needed to operate the ethanol facility, and subsequently feeding cattle with wet distiller’s grain, a byproduct of ethanol production from corn, without incurring significant drying or transportation costs. In using the IBR system, Solutions expects that it will be able to significantly reduce, and possibly eliminate, key production costs such as natural gas, the second largest cost factor in the production of ethanol by replacing it with biogas via anaerobic digestion of cattle waste and other residual streams from the co-located ethanol unit. In addition, the net corn cost, the largest cost factor in the production of ethanol, should be reduced because the co-product from corn fermentation (wet distiller’s grain) will be used as cattle feed in the adjacent cattle operation without incurring the additional costs to dry and transport the wet distiller’s grain. Solutions’ business plan will be to construct and operate ten IBR complexes within the next seven years. In addition, Solutions plans to continue to provide our current products and services. PRIME’s management believes that our products and experience in cattle markets will be a positive factor in helping Solutions to efficiently and cost effectively maintain cattle occupancy and source verify cattle for emerging quality beef marketing programs.

Our Board of Directors believes that the current strategy of completing the proposed Merger is in the best interest of our Company and our stockholders. If we are unable to complete the Merger, we will likely not have the liquidity to continue with our long-term business plan and will need to implement an alternative merger or sale transaction for all or part of the business or implement a liquidation of our Company.

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

Liquidity and Capital Resources

In January 2006, we completed a private equity placement of common stock and warrants, receiving gross proceeds of $3.2 million in cash. Cash and cash equivalents as of September 30, 2006 were $2.0 million. Increases in sales of our products are expected to be the most important source of future cash flow. We expect that our existing cash balances, working capital and sales of our products and services will meet our cash flow needs during 2006. To execute our business plan in 2007, we will need to seek additional sources of liquidity and implement cost control measures. There can be no assurance that sources of liquidity will be available in an amount and on terms that are acceptable to us. If we are unable to significantly grow our sales or raise additional funds, our business may not ultimately be financially viable.

We have entered into the Merger Agreement discussed above and expect this strategic alternative to improve our liquidity and meet our working capital requirements in 2007. However, there can be no assurance that we will be able to complete the Merger. If we are unable to complete the Merger, we will likely not have the liquidity to continue with our long-term business plan and will need to implement an alternative merger or sale transaction for all or part of the business or implement a liquidation of our Company. See “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Sources and Uses of Cash

As of September 30, 2006, we had cash and cash equivalents totaling $2.0 million compared to $2.9 million at December 31, 2005. Our working capital balance as of September 30, 2006 was $1.5 million compared to $2.4 million as of December 31, 2005.

We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $3.9 million for the nine months ended September 30, 2006 and consisted primarily of net operating losses offset by changes in working capital.

Net cash provided by investing activities was $14,000 for the nine months ended September 30, 2006. Our investing activities consist primarily of capital expenditures offset by payments received on the note receivable associated with the sale of Professional Cattle Consultants (“PCC”) assets in March 2005.

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2006. Our financing activities consist primarily of a private equity placement and warrant exercise, which together resulted in net proceeds of $2.9 million.

Our future working capital requirements will depend on a variety of factors including our ability to successfully implement our current business plan, the adoption and timely implementation of our products and our reduction of net cash outflow.

Other Matters

There were no changes in the components of the Company’s critical accounting policies except for the adoption of SFAS 123(R) during the nine months ended September 30, 2006.

We are not engaged in off-balance sheet arrangements or trading activities that involve non-exchange traded contracts.

While we currently meet all applicable requirements for continued listing on the Nasdaq Capital Market (the “Capital Market”), there can be no assurance that we will be able to maintain long-term compliance with all such requirements, which include maintaining a minimum bid price of $1, and stockholders’ equity of at least $2.5 million or a market value of listed securities of at least $35 million or net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of at least $500,000. If we cannot meet all applicable requirements for continued listing on the Capital Market, our common stock would be delisted from the Capital Market. A delisting could have a material adverse effect on the liquidity of our common stock and could also materially adversely impact our ability to raise additional equity capital or consummate strategic transactions such as mergers or acquisitions.

Specifically, if the contemplated merger transaction involving PRIME and us closes within the terms of the agreement, we expect to meet the Capital Market’s initial listing requirements. However, if we do not complete the proposed transaction with PRIME or an alternative transaction or financing, we will not satisfy the Capital Market’s continued listing requirement of having $2.5 million of stockholders’ equity as of December 31, 2006, and our common stock will likely be delisted from the Capital Market within several months there after.

Results of Operations

Three months ended September 30, 2006 and September 30, 2005

Revenue

Revenue decreased 3% to $388,000 for the quarter ended September 30, 2006 from $400,000 for the quarter ended September 30, 2005. AIS revenues increased 4% to $149,000 for the quarter ended September 30, 2006 from $144,000 for the quarter ended September 30, 2005 due primarily to growth in CattleLog data and consulting services, while FST revenues decreased 7% to 239,000 for the quarter ended September 30, 2006 from $257,000 for the quarter ended September 30, 2005 due to a decrease in the number of Solo units sold in 2006.

Cost of Revenue

Cost of revenue decreased by 18% to $149,000 for the quarter ended September 30, 2006 from $182,000 for the quarter ended September 30, 2005. This decrease is due primarily to the change in the mix of products sold, particularly the decrease in FST revenues and the associated decrease in direct costs. We generated a gross profit of $239,000 and $219,000 for the quarters ended September 30, 2006 and 2005, respectively. The increase in gross profit is due to the decrease in direct costs associated with FST products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1.3 million for the quarter ended September 30, 2006 from $1.2 million for the quarter ended September 30, 2005, primarily related to the non-cash expense of $129,000 for stock option expense which we began recording as of January 1, 2006 upon the adoption of SFAS 123(R). These expenses were partially offset by lower professional services, rent and advertising expenses in the current quarter.

Technology and Development

Our technology and development expenses decreased 71% to $136,000 for the quarter ended September 30, 2006 from $476,000 for the quarter ended September 30, 2005, reflecting the expected decrease in salaries and benefits, consulting and travel expenses that resulted from the halting of all research and development of new VerifEYE products and the termination of all of our employees performing research and development of VerifEYE products in March 2006. We expect technology and development expenses to continue to decrease for the balance of 2006.

Depreciation

Depreciation expense decreased 76% to $56,000 for the quarter ended September 30, 2006 from $236,000 for the quarter ended September 30, 2005. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the period ended September 30, 2006.

Other Income and Expense

Interest and other income, net decreased to $37,000 for the quarter ended September 30, 2006 from $41,000 for the quarter ended September 30, 2005. Income for the quarter ended September 30, 2006 consists of interest income of $32,000 and miscellaneous income of $5,000. Income for the quarter ended September 30, 2005 consists entirely of interest income of $41,000.

Interest expense was $6,000 for the quarter ended September 30, 2006 and $5,000 for the quarter ended September 30, 2005.

Due to the losses incurred, we did not recognize income tax expense for the quarter ended September 30, 2006 or the quarter ended September 30, 2005.

Discontinued Operations

The gain from discontinued cattle operations was $25,000 and $95,000 for the three months ended September 30, 2006 and 2005, respectively. The gains from discontinued operations for both periods relates to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

Nine months ended September 30, 2006 and September 30, 2005

Revenue

Revenue decreased by 26% to $1.1 million for the nine months ended September 30, 2006 from $1.5 million for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, AIS revenues increased 27% to $442,000 compared to $349,000 in the prior year period. This increase was offset by FST revenues, which decreased 42% to $661,000 in the nine months ended September 30, 2006, consisting of the leases on two CIS units and the service revenues on the one CIS unit sold in the prior year, compared to $1.1 million in the prior year period, which consists of the sale of one CIS unit, previously under a lease agreement, the leases on two CIS units and the sale of a number of Solo units in the same period a year ago.

Cost of Revenue

Cost of revenue decreased by 35% to $494,000 for the nine months ended September 30, 2006 from $759,000 for the nine months ended September 30, 2005. This decrease is due principally to the cost of revenues associated with the sale of the CIS unit in the prior year. We generated a gross profit of $608,000 and $727,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in gross profit is due primarily to the decrease in VerifEYE CIS revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $4.3 million for the nine months ended September 30, 2006, from $4.0 million for the nine months ended September 30, 2005, reflecting primarily the non-cash expense relating to vesting stock options of $444,000, which we began recording as of January 1, 2006 upon the adoption of SFAS 123(R). In addition, we recorded compensation expense of $70,000 for severance packages provided due to the work force reduction completed on March 7, 2006. These expenses were partially offset by decreased professional services, rent and advertising expenses.

Technology and Development

Our technology and development expenses decreased 57% to $725,000 for the nine months ended September 30, 2006 from $1.7 million for the nine months ended September 30, 2005, reflecting primarily decreased salaries and benefits, consulting and travel expenses, resulting from the halting of all research and development of new VerifEYE products and the termination of all of our employees performing research and development of VerifEYE products in March 2006. These savings are partially offset by the non-cash expense relating to vesting stock options of $44,000, which we began recording as of January 1, 2006 upon the adoption of SFAS 123(R) and compensation expense of $124,000 for severance packages provided due to the work force reduction completed on March 7, 2006. We expect technology and development expenses to continue to decrease in 2006.

Depreciation

Depreciation expense decreased 71% to $262,000 for the nine months ended September 30, 2006 from $905,000 for the nine months ended September 30, 2005. The decrease is primarily due to an increase in the portion of property, plant and equipment that has been fully depreciated during the year ended September 30, 2006.

Other Income and Expense

Interest and other income, net decreased to $123,000 for the nine months ended September 30, 2006 from $215,000 for the nine months ended September 30, 2005. Interest and other income, net for the nine months ended September 30, 2006 consists of interest income of $111,000 and miscellaneous income of $12,000. Interest and other income, net for the nine months ended September 30, 2005 consists of interest income of $109,000, income from the sale of a marine application technology rights of $88,000, miscellaneous rental income of $17,000 from a sublease contract and $1,000 in miscellaneous income.

Interest expense was $16,000 for the nine months ended September 30, 2006 and $14,000 for the nine months ended September 30, 2005.

Net increase in fair value of common stock warrants of $301,000 for the nine months ended September 30, 2006, represents the change in fair value of the warrants due to the re-pricing of the Biegert warrants from $14.70 per share to $5.40 per share, the Sage warrants from $21.00 per share to $5.40 per share and the HBK warrants from $30.00 per share to $5.40 per share effective as of the completion of the private equity financing on January 27, 2006. Net increase in fair value of common stock warrants of $22,000 for the nine months ended September 30, 2005, represents the change in fair value of the warrants due to the re-pricing of the Sage warrants from $24.00 per share to $21.00 per share effective as of the completion of the private equity financing on January 27, 2005. These transactions are more fully described in notes 5 and 6 to the condensed financial statements.

Due to the losses incurred, we did not recognize income tax expense for the nine months ended September 30, 2006 or the nine months ended September 30, 2005.

Discontinued Operations

The gain from discontinued operations was $34,000 and $116,000 for the nine months ended September 30, 2006 and 2005, respectively. The gain from discontinued operations relates primarily to the collection of receivables, previously considered uncollectible, in excess of expenses relating to previously closed cattle operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates and their potential impact on our investment portfolio. We invest in marketable debt securities that meet high credit quality standards and limit our credit exposure to any one issue, issuer and type of investment. As of September 30, 2006, our investments consisted of $1.4 million in cash equivalents with maturities of less than three months. Due to the short-term, conservative nature of our investment portfolio, a 10% increase or decrease in interest rates would not have a material effect on our results of operations or the fair value of our portfolio. The impact of a 10% increase or decrease in interest rates on our future results of operations and the future value of our portfolio will depend largely on the gross amount of our investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006.

During the quarter ended September 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported.

ITEM 1A. RISK FACTORS

Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. Except for the addition of (i) the risk factors described below, (ii) the risk factors described in the first paragraph of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and (iii) the risk factors that will be described in the proxy statement relating to the proposed transaction with Solutions that we will file with the SEC, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

We may become delisted from the Nasdaq Capital Market for failure to meet continued listing requirements, and a delisting could have a material adverse effect on the liquidity of our common stock and could materially adversely impact our ability to raise additional equity capital or consummate strategic transactions such as mergers or acquisitions.

While we currently meet all applicable requirements for continued listing on the Capital Market, there can be no assurance that we will be able to maintain long-term compliance with all such requirements, which include maintaining a minimum bid price of $1 and stockholders’ equity of at least $2.5 million or a market value of listed securities of at least $35 million or net income from continuing operations in the latest fiscal year or in two of the last three fiscal years) of at least $500,000. If we cannot meet all applicable requirements for continued listing on the Capital Market, our common stock would be delisted from the Capital Market. A delisting could have a material adverse effect on the liquidity of our common stock and could also materially adversely impact our ability to raise additional equity capital or consummate strategic transactions such as mergers or acquisitions.

Specifically, if the contemplated merger transaction involving PRIME and us closes within the terms of the agreement, we expect to meet the Capital Market’s initial listing requirements. However, if we do not complete the proposed transaction with PRIME or an alternative transaction or financing, we will not satisfy the Capital Market’s continued listing requirement of having $2.5 million of stockholders’ equity as of December 31, 2006, and our common stock will likely be delisted from the Capital Market within several months there after.

The failure to fulfill all conditions precedent may prevent the consummation of the merger transaction involving Solutions or may lead to a change in the terms of the merger agreement.

Pursuant to the terms and conditions of the merger agreement with Solutions, the closing of the merger is subject to a number of conditions precedent including, among others, approval of the transactions contemplated by the merger agreement by our stockholders, the receipt of definitive commitments from third-party investors to invest $70 million of additional capital in PRIME, $10 million of which is to be invested in PRIME concurrent with the closing of the merger. If one or more conditions precedent to the closing of the merger agreement are not met, then a party to the merger agreement may elect not to proceed with the merger or may instead waive any or all conditions precedent. Accordingly, no assurance can be given that the merger will be consummated or, if consummated, that the final terms of the merger will be identical to the terms contained in the current version of the merger agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Cooperative Marketing Agreement

On July 7, 2006, we entered into a Cooperative Marketing Agreement by and between Power Genetics Company and us. The term of the Cooperative Marketing Agreement is 24 months, beginning July 7, 2006. Under the Cooperative Marketing Agreement, Power Genetics will promote and sell our CattleLog Pro software and hardware systems, CattleLog Data Services and our auditing and listing services. In consideration for promoting and selling such eMerge products and services; Power Genetics is eligible to receive up to an aggregate of 66,667 shares of our common stock upon achievement of specific milestones by specific dates over the period ending December 31, 2007. As of November 1, 2006, Power Genetics has achieved milestones sufficient to entitle Power Genetics to receive 13,333 shares of our common stock, which have not yet been issued. Jeffrey L. Biegert (whose affiliate, the Biegert Family Irrevocable Trust, Dated June 11, 1998, owns 17.9% of our common stock according to its Schedule 13G filed with the SEC on January 27, 2006) owns more than 10% of Power Genetics’ capital stock, is a director of Power Genetics and may be deemed to be an affiliate of Power Genetics.

The consideration for the shares to be issued to Power Genetics is Power Genetics’ agreement to promote and sell eMerge products and services and achievement of the specific milestones. We expect to issue the shares to Power Genetics in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. We believe Power Genetics is an “accredited investor” as such term is defined in Rule 501(a) promulgated under the Securities Act.

Merger Agreement

On October 16, 2006, we, Merger Sub, Solutions and Shield entered into the Merger Agreement pursuant to which Solutions will be merged with and into Merger Sub, with Merger Sub being the surviving entity.

Under the terms of the Merger Agreement, Shield’s 100% membership interest in Solutions will be converted into the right to receive a number of shares of our common stock equal to (i) 58,321,743 shares of our common stock less (ii) the number of shares of our common stock issuable upon full conversion of any our securities to be issued to new investors, who invest the first $70 million of equity capital in PRIME in exchange for equity securities of PRIME. We expect that the shares of our common stock to be issued to Shield as merger consideration will be exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description	Reference

2.1	Agreement and Plan of Merger, dated as of October 16, 2006, by and between eMerge Interactive, Inc., eMerge Merger Sub, LLC, PRIME BioSolutions, LLC and Prime BioShield, L.L.C. (Exhibit 2.1)	(1)

10.1	Commercial Lease, dated July 6, 2006, by and between eMerge Interactive, Inc. and Waldo Development, Inc. (Exhibit 10.1)	(2)

10.2	Cooperative Marketing Agreement, dated July 7, 2006, by and between eMerge Interactive, Inc. and Power Genetics Company (Exhibit 10.2)	(2)

10.3	Revolving Loan Agreement, Promissory Note and Security Agreement, dated as of October 16, 2006, by and between eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust, Dated June 11, 1998 (Exhibit 10.1)	(1)

10.4	Voting and Lock-Up Agreement, dated as of October 16, 2006, by and between PRIME BioSolutions, LLC, eMerge Interactive, Inc. and Safeguard Scientifics (Delaware), Inc. (Exhibit 10.2)	(1)

10.5	Voting and Lock-Up Agreement, dated as of October 16, 2006, by and between PRIME BioSolutions, LLC, eMerge Interactive, Inc. and Safeguard Delaware, Inc. (Exhibit 10.3)	(1)

10.6	Voting and Lock-Up Agreement, dated as of October 16, 2006, by and between PRIME BioSolutions, LLC, eMerge Interactive, Inc. and The Biegert Family Irrevocable Trust, Dated June 11, 1998 (Exhibit 10.4)	(1)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification by David C. Warren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification by Susan D. Mermer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated October 20, 2006, filed with the Commission.
(2)	Incorporated by reference from exhibit shown in parentheses contained in the Company’s Current Report on Form 8-K dated July 12, 2006, filed with the Commission.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2006	EMERGE INTERACTIVE, INC.

	By:	/s/ DAVID C. WARREN
David C. Warren
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ SUSAN D. MERMER
Susan D. Mermer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)